Form 10-K
period 2002-12-31
BROOKFIELD HOMES CORP
filed 2003-03-27
CIK 1202157

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
Commission File Number: 001-31524

BROOKFIELD HOMES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	37-1446709 (I.R.S. Employer Identification No.)

12865 Pointe Del Mar Suite 200 Del Mar, California (Address of Principal Executive Offices)	92014 (Zip Code)

(858) 481-8500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock	Name of Each Exchange On Which Registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filings requirements for the past 90 days.

Yes ☐	No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $185,505,256 based upon the closing market price on March 10, 2003 of a share of common stock on the New York Stock Exchange.

As of March 10, 2003, the registrant had outstanding 32,073,781 shares of its common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2003 definitive Proxy Statement, to be filed with the Commission no later than April 30, 2003, are incorporated by reference into Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) of Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

Introduction

Brookfield Homes Corporation (“Brookfield Homes”) is a residential homebuilder and land developer, building homes and developing land in master-planned communities and infill locations (unless the context requires otherwise, references in this report to “we,” “our,” “us” and “the company” refer to Brookfield Homes and its subsidiaries). We design, construct and market single-family and multi-family homes primarily to move-up and luxury buyers, and we develop land on which we build homes or which we sell to other homebuilders. Our operations are currently focused primarily in four markets: the San Francisco Bay Area; the Southland / Los Angeles Area; San Diego / Riverside; and Northern Virginia. We have targeted these markets because we believe they offer strong housing demand, a constrained supply of developable land and close proximity to areas we expect to continue to see strong employment growth. Our operations in Northern Virginia commenced in the mid 1980s and our California operations commenced in 1996.

General Development of Our Business

We were incorporated on August 28, 2002 in Delaware as a wholly-owned subsidiary of Brookfield Properties Corporation (“Brookfield Properties”) in order to acquire all of the California and Northern Virginia homebuilding and land development operations of Brookfield Properties pursuant to a reorganization of its residential homebuilding business (which we refer to as the “Spin-off”). On January 6, 2003, Brookfield Properties completed the Spin-off by distributing all of the issued and outstanding common stock it owned in our company to its common stockholders. We began trading as a separate company on the New York Stock Exchange on January 7, 2003, under the symbol “BHS.”

The following chart summarizes our principal operating subsidiaries in the markets in which we operate and the year in which Brookfield Properties commenced operations:

Market	Year of Entry	Principal Subsidiary

San Francisco Bay Area	1996	Brookfield Bay Area Holdings LLC
Southland/Los Angeles	1996	Brookfield Southland Holdings LLC
San Diego/Riverside	1996	Brookfield San Diego Holdings LLC
Northern Virginia	1984	Brookfield Washington LLC

We also formed Brookfield California Land Holdings LLC to purchase and acquire options to purchase land in California, an operation that commenced in 1998.

Overview of the Residential Homebuilding and Land Development Industry

The residential homebuilding and land development industry involves converting raw or undeveloped land into residential housing. This process begins with the purchase of raw land and is followed by the development of the land, and the marketing and sale of homes constructed on the land.

Raw Land

Raw land is land that is unzoned and without the other regulatory approvals which allow the erection of residential, industrial, commercial or mixed-use buildings. Acquiring and holding raw land requires significant capital expenditures and has associated carrying costs, including property taxes. The selection and purchase of raw land provides the inventory required for development purposes and is an important aspect of the real estate development process. Land developers will, from time to time, sell raw or partially approved land to other homebuilders and land developers as part of the normal course of their business.

Land Development

Land development involves the conversion of raw land to the stage where homes may be constructed on the land. Regulatory bodies at the municipal, regional and state levels must approve the proposed end use of the land and many of the details of the development process. The time required to obtain the necessary approvals varies. In most jurisdictions, development occurs on a contiguous basis to existing land services such as water and sanitation.

To shorten the development period, many developers purchase land that has been partially developed. This land is generally more expensive than raw land because a portion of the costs and risk associated with the development have been incurred.

Generally, the first significant step in developing a residential community is to complete a draft plan incorporating major street patterns and designating parcels of land for various uses, such as parks, schools, rights of way and residential and commercial uses. This plan is then submitted for approval to the governmental authority with principal jurisdiction in the area. The draft plan is then refined to more specifically designate main and side streets, lot sizes for residential use and the sizes and locations of parcels of land to be used for schools, parks, commercial properties and multi-family dwellings. These refinements are usually made in consultation with local planning officials. The plan is then submitted to various local governmental agencies, such as conservation authorities, school boards, parks and recreation boards, governing councils and others, for their review and comment based upon their respective land use policies. In most cases, this process takes several years to complete.

Once the plan has been approved, the developer generally commences negotiations with the local governmental authority on a formal development agreement, which governs the principal aspects of the construction of the community. These negotiations generally involve the review and approval of engineering designs pertaining to various aspects of the development, such as the construction and installation of sewers, water mains, utilities, roads and sidewalks. At the same time, the allocation of the costs of these items between the governmental authority and the developer, and the amount of tax or levy which the developer will pay in order to obtain final approval of the plan, must be settled.

Upon execution of the development agreement, the developer generally posts a bond or letter of credit with the local governmental authority to secure the developer’s obligations and the plan receives final approval. The developer is then generally required to convey to the local municipality, for no consideration, the land upon which roads, sidewalks, rights of way and parks will be constructed. Land for schools, if any, is sold to the local school board usually at slightly less than its market value. It is then the school board’s responsibility to construct the schools. The developer is usually responsible for the grading of the land and the installation of sewers, water mains, utilities, roads and sidewalks, while the municipality is usually responsible for the construction of recreational and community amenities such as libraries and community centers. The municipality funds its portion of these costs through taxes or levies charged to the developer in connection with plan approvals and through the collection of property taxes from local residents.

After a period of one to two years, following the completion by the developer of certain of its obligations under the development agreement, the municipality takes responsibility from the developer for the underground services, roads and sidewalks, and a portion of the bond or letter of credit posted by the developer is released. The developer is generally required to maintain the remaining portion of the bond or letter of credit with the municipality for several years after completion of the community to ensure performance by the developer of its remaining obligations under the development agreement.

Home Construction and Marketing

Residential home construction involves the actual construction of single-family houses and multi-family buildings such as townhouses and condominiums. Each dwelling is generally referred to as a “unit.” A plan typically includes a large number of “lots” on which single-family units will be situated and a smaller number of “blocks” of land which have been designated for the construction of multi-family units, schools, parks and commercial buildings. The approved development plan specifically provides the total number of lots and blocks in the project. The construction phase normally involves consulting, architectural, engineering, interior design, merchandising and marketing personnel who assist the homebuilder in planning the project. Residential home construction is usually performed by subcontractors under the supervision of the homebuilder’s construction management personnel.

Marketing and sales of residential units are effected by marketing sales staff employed by the homebuilder or by independent realtors, depending upon the usual practices in the jurisdiction where the project is located. Pre-selling residential units before the commencement of their construction is a common sales practice that usually involves the creation of model units or drawings of the proposed units in a sales location close to or within the project.

Narrative Description of Our Business

We design, construct and market single-family and multi-family homes primarily to move-up and luxury homebuyers, and we develop land on which we build homes or which we sell to other homebuilders. In each of our four markets, we operate through local business units which are involved in all phases of the planning and building of our master-planned communities and infill developments. These phases include sourcing and evaluating land acquisitions, site planning, obtaining government entitlements, developing the land, product design, constructing, marketing and selling homes and homebuyer customer service. In the five year period ended December 31, 2002, we closed a total of 7,782 homes. A home is considered closed when title has passed to the homebuyer.

We believe we have developed a reputation for innovative planning of master-planned communities and infill developments. Master-planned communities are new home communities that typically feature community centers, parks, recreational areas, schools and other amenities. Within a master-planned community there may be smaller neighborhoods offering a variety of home styles and price levels from which homebuyers may choose. In an infill development, we construct homes in previously urbanized areas on under-utilized land. In connection with planning and building each of our master-planned communities and infill developments, we consider, among other things, amenities, views, traffic flows, open space, schools and security.

In 2002, we closed a total of 1,554 homes, compared with 1,645 in 2001. The decline in home closings was primarily due to our operations in San Diego / Riverside, where we had only three active projects in 2002 compared with six active projects in 2001. The breakdown of our home closings by market in the last three years is as follows:

(Units)	2002	2001	2000

San Francisco Bay Area	273	213	339
Southland/Los Angeles	527	500	261
San Diego/Riverside	293	450	301
Northern Virginia	461	482	566

Total	1,554	1,645	1,467

Our average home price in 2002 was $505,000 per home, an increase of 14% over 2001. This increase was due to our product mix and continued price appreciation of homes within our projects. The breakdown of the average prices on our home closings in the last three years is as follows:

	2002		2001		2000

		Average		Average		Average
	Sales	Price	Sales	Price	Sales	Price

	(Millions)		(Millions)		(Millions)

San Francisco Bay Area	$167	$612,000	$107	$502,000	$145	$428,000
Southland/Los Angeles	330	626,000	305	610,000	154	590,000
San Diego/Riverside	98	334,000	141	313,000	119	397,000
Northern Virginia	190	412,000	176	365,000	172	304,000

Total	$785	$505,000	$729	$443,000	$590	$402,000

Our backlog at December 31, 2002 of orders for delivery in 2003 was 30% of our planned 1,550 home closings in 2003. Backlog represents the number of homes subject to pending sales contracts.

For more detailed financial information with respect to our revenues, earnings and assets, please see the accompanying consolidated financial statements and related notes included elsewhere in this report.

Business Strategy

Our goal is to maximize the total return on our common stockholders’ equity over the long term. The key elements of our strategy to achieve this goal are as follows:

Selective Acquisition Policies

We intend to continue to grow by selectively acquiring land that provides us with attractive residential projects that are consistent with our overall strategy and management expertise. We acquire land only if we believe that it will provide us with a minimum return on our invested capital. In determining the minimum return we will accept, we take into account the risk inherent in increasing our land inventory and the specific development project. In making additional land acquisitions in one of our current markets, we also consider the recent financial returns that we have achieved in that market.

In order to expand our market opportunities, we also selectively pursue joint venture projects with landowners, other homebuilders and intermediaries. We are generally active participants in our joint ventures. In certain circumstances, we acquire options to purchase land rather than purchasing the land outright, in order to reduce our initial cost of controlling land.

Creating Communities

We seek to acquire land that allows us to create communities that include recreational amenities such as parks, biking and walking trails, efficient traffic flows, schools and public services facilities. We integrate land planning and development with housing product design in order to deliver lifestyle, comfort and value. We cooperate with local and regulatory authorities in order to be responsive to community conditions and we attempt to balance our goal of maximizing the value of our land with the impact of development on the community and the environment. We encourage our employees to actively participate in local community activities and associations.

High Growth Markets and Geographic Diversification

Based on United States Census Bureau data, during the 1996 to 2002 period, each of the primary markets in which we operate was among the fastest growing markets in the United States in terms of employment and housing permits, key economic indicators of demand for new homes. Although three of our markets are located in California, we believe that each of our California markets is distinct in terms of its economic and demographic characteristics. By operating in different markets, we believe that we reduce the risk that an adverse change in any local economy will materially and adversely affect our business and financial results. While we believe that there are significant growth opportunities in our existing markets, we also intend to evaluate opportunities to enter new markets that have similar growth opportunities.

Decentralized Operating Structure

We operate our homebuilding business through local business units responsible for projects in their geographic area. Each of our business units has significant experience in the homebuilding industry in the market in which it operates. We believe that in-depth knowledge of a local market enables our business units to better meet the needs of our customers and to more effectively address the issues that arise on each project. Our business units are responsible for all elements of the homebuilding process, including sourcing and evaluating land acquisitions, site planning and entitlements, developing the land, product design, constructing, marketing and selling homes built on the land, customer service and management reporting. Each business unit operates as a fully integrated profit center and the senior management of each business unit is compensated through a combination of base salary and participation in his or her business unit’s profits.

We maintain a small corporate team that sets our strategic goals and overall strategy. The corporate team approves all acquisitions, allocates capital to the business units based on expected returns and levels of risk, establishes succession plans, ensures operations maintain a consistent level of quality, evaluates risk and holds management of the business units accountable for the performance of their business unit.

Risk Management

We focus on managing risk in each stage of the homebuilding and land development process. In the land acquisition phase, we use options and joint ventures to mitigate the risk that land values will decline due to poor economic or real estate market conditions, or that we will be unable to obtain approval for development of a proposed community. We attempt to limit development approval risk by conducting significant due diligence before we close land acquisitions. Furthermore, we generally participate in land developments which we believe will allow us to sell our interest or take other protective actions should a downturn in the real estate market occur. We sell lots and parcels when we can enhance our returns, reduce risk in a market or redeploy capital to an asset providing higher returns.

When constructing homes, we strive to satisfy our customers and limit our product liability risk by:

•	selecting carefully the building materials that we use;

•	emphasizing to our employees and subcontractors that our homes are to be built to meet a high standard of quality and workmanship;

•	using only insured subcontractors to perform construction activities;

•	providing on-site quality control; and

•	providing after-sales service.

Finally, we attempt to limit the risk of overbuilding by matching our construction starts to our sales rates. We generally do not begin selling homes until a significant portion of the home’s construction cost has been established through firm subcontractor bids.

Asset Profile

Our assets are focused on single-family and multi-family homebuilding in the markets in which we operate. They consist primarily of housing and land inventory and investments in housing and land joint ventures. Our total assets as of December 31, 2002 were $844 million, of which $667 million was located in California and $177 million was located in Northern Virginia.

As of December 31, 2002, we controlled 22,128 lots. Controlled lots include those we directly own, our proportionate share of those owned by our joint ventures and those that we have the option to purchase. We believe that our controlled lots provide a strong foundation for our future homebuilding business. The number of residential building lots we control in each of our primary markets as of December 31, 2002 follows:

	Owned

(Lots)	Directly	Joint Ventures	Options	Total Lots

San Francisco Bay Area	863	1,188	3,205	5,256
Southland/Los Angeles	477	220	297	994
San Diego/Riverside	5,054	2,000	4,055	11,109
Northern Virginia	1,750	187	2,832	4,769

Total	8,144	3,595	10,389	22,128

Our housing and land inventory includes homes completed or under construction, developed land and raw land. The book value of our housing and land inventory in each of our primary markets as of December 31, 2002 follows:

December
(Book Value, $ millions)	31, 2002

San Francisco Bay Area	$169
Southland/Los Angeles	112
San Diego/Riverside	199
Northern Virginia	136

Total	$616

The book value of our investments in housing and land joint ventures as of December 31, 2002 was $81 million. The total book value of the assets and liabilities of these joint ventures and our share of the equity of the joint ventures as of December 31, 2002 follows:

December
(Book Value, $ millions)	31, 2002

Assets	$367
Liabilities	$211
Brookfield Homes’ net investment	$81

The primary housing markets in which we operate continue to exhibit strong economic fundamentals which we believe allows us to participate in a number of projects without undue risk. The following describes our major projects:

Windemere, San Francisco Bay Area. Windemere is a 5,200 unit master-planned community located on one of the last premier infill tracts of residential housing land in the East Bay area of San Francisco. Windemere was acquired under option in 1998, final approvals were obtained in 2000 and lot sales commenced in 2001. We hold a one-third interest in Windemere, with the other two-thirds owned equally by Centex Corporation and Lennar Communities. We have no affiliation with Centex Corporation or Lennar Communities. We directly own 313 units in Windemere and our share of the remaining joint venture units is 1,188 units.

Newport Coast, Southland/Los Angeles. Newport Coast is a major ocean-oriented master-planned community owned by the Irvine Company. We acquire lots in Newport Coast on a rolling option basis, and believe we have developed a strong reputation among upper-end buyers in Orange County, California. We have closed more than 300 homes since 1999, and as of December 31, 2002, we had under contract to purchase or option 322 lots in Newport Coast.

Calavera Hills, San Diego/Riverside. Calavera Hills is an 800 acre property located in the coastal community of Carlsbad. We completed Phase I of the project with the construction of 483 homes. Approvals for Phase II were obtained for 642 units, and grading commenced in 2002. Phase III, planned with 400 units, is currently being processed by the regulatory authorities. We hold a 50% interest in Calavera Hills, with the remaining 50% held by McMillin Companies. We have no affiliation with McMillin Companies.

Sycamore Canyon, San Diego/Riverside. Sycamore Canyon is a 2,132 acre project located in San Diego County. The project was acquired under option in 1998, and in 2002, final approvals were obtained and we completed the acquisition and commenced grading of the site. We hold a 50% interest in Sycamore Canyon, with the remaining 50% held by McMillin Companies. We directly own 168 units and our share of the remaining joint venture is 244 units.

Winding Walk, San Diego/Riverside. Winding Walk (Otay Ranch Village II) in south San Diego is a 1,200 acre project. Grading commenced in 2002 on the site, approved for 2,268 units. We hold a 50% interest in this project with the remaining 50% held by Shea Homes. We have no affiliation with Shea Homes.

University Commons, San Diego/Riverside. University Commons is a 416 acre site located in the inland coastal area of San Diego. Grading of the site commenced in 2002, and we anticipate the delivery of serviced lots in the spring of 2003. We expect that University Commons will provide a total of 581 single-family and multi-family units. We hold a 100% interest in University Commons.

Braemar, Northern Virginia. Braemar is a 3,100 unit master-planned community located in Prince William County, that began development in 1994. Since 1999, we have closed over 1,000 homes and lots. As of December 31, 2002, we had 1,516 lots remaining in Braemar in which we hold a 100% interest.

Property Acquisition and Sale

Before entering into an agreement to purchase land, we complete comparative studies and analyses that assist us in evaluating the acquisition. We manage our risk and attempt to maximize our return on invested capital on land acquisitions by either entering into option agreements or joint venture arrangements, or by purchasing the land outright. We attempt to limit our development approval risk by conducting significant due diligence before we close land acquisitions. Furthermore, we generally seek to participate in land developments which we believe will allow us to sell our interest or take other protective actions should a downturn in the real estate market occur.

We believe that we have an adequate supply of land in our existing markets to maintain, on average, our operations at their current levels for at least the next five years. We continually evaluate our land inventory and strategically sell lots and parcels of land to third parties at various stages of the development process to increase our returns from a project. For the year ended December 31, 2002, we generated revenue of $31 million from the sale of lots and land parcels.

Construction and Development

We attempt to match our construction starts to our sales rate. We control our construction starts by constructing and selling homes in phases. Generally, we will not start construction of a phase of homes until sales of homes to be built in the phase have met predetermined targets. The size of these phases depends upon factors such as current sales and cancellation rates, the type of buyer targeted for a particular project, the time of year and our assessment of prevailing and anticipated economic conditions. We generally do not begin selling homes until a significant portion of the homes’ construction costs are established through firm subcontractor bids.

We attempt to limit the number of unsold units under construction by limiting the size of each construction phase and closely monitoring sales activity. Building homes of a similar product type in phases also allows us to utilize production techniques that reduce our construction costs. The number of our unsold homes fluctuates depending upon the timing of completion of construction and absorption of home phases. As of December 31, 2002, we had 21 completed and unsold homes, excluding the 61 model homes we currently maintain.

We function as a general contractor, subcontracting the construction activities for our projects. We manage these activities with on-site supervisory employees and informational and management control systems. We engage independent architectural, design, engineering and other consulting firms to assist in project planning. We do not have long-term contractual commitments with our subcontractors, consultants or suppliers of materials, who are generally selected on a competitive bid basis. We employ subcontractors for site improvements and for virtually all of the work involved in the construction of homes. In almost all instances, our subcontractors commit to complete the specified work in accordance with written price schedules. These price schedules normally change to meet fluctuations in labor and material costs. We do not own heavy construction equipment and we have a relatively small labor force used to supervise development and construction, and perform routine maintenance and minor amounts of other work. We have generally been able to obtain sufficient materials and subcontractors, even during times of market shortages. We generally complete building a home in four to six months, depending upon the availability of raw materials and supplies, governmental approvals, local labor situation, time of year, design and other factors.

Sales and Marketing

We advertise in local newspapers and magazines and on billboards to assist us in selling our homes. We also utilize direct mailings, special promotional events, illustrated brochures and model homes in our marketing program. The internet has also become an important source of information for our customers. Through the internet, potential buyers are able to search for their home, take a virtual video tour of selected homes, obtain general information about our projects and communicate directly with our personnel.

We sell our homes through our own sales representatives and through independent real estate brokers. Our in-house sales force typically works from sales offices located in model homes close to or in each community. Sales representatives assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes and the selection of options. Sales personnel are licensed by the applicable real estate bodies in their respective markets, are trained by us and generally have had prior experience selling new homes in the local market. Our personnel, along with subcontracted marketing and design consultants, carefully design exteriors and interiors of each home to coincide with the lifestyles of targeted buyers. We use various floor plan types and elevations to provide a more varied street scene and a sense of customization for the buyers.

As of December 31, 2002, we owned 61 model homes, which are not generally available for sale until the end of a project. Generally, two to four different model homes are built and decorated at each project to display design features. Model homes play a key role in helping buyers understand the efficiencies and value provided by each floor plan type.

In addition to model homes, customers can gain an understanding of the various design features and options available to them using our design centers. At each design center, customers can meet with a designer and are shown the standard and upgraded selections available to them, including professional interior design furnishings and accessories.

We typically sell homes during construction using sales contracts that include cash deposits by the purchasers. Before entering into sales contracts, we generally pre-qualify our customers. However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances. Although cancellations can delay the sale of our homes, they have not in the past had a material impact on our operating results because we closely monitor the progress of prospective buyers in obtaining financing. We also monitor and adjust our construction start plans to match the level of demand for our homes.

Customer Service and Quality Control

We pay particular attention to the product design process and carefully consider quality and choice of materials in order to attempt to eliminate building deficiencies. The quality and workmanship of the trade contractors we employ is monitored and we make regular inspections to ensure our standards are met.

We staff each business unit with quality control and customer service staff whose role is to provide a positive experience for each customer throughout the pre-sale, sale, building, closing and post-closing periods. These employees are also responsible for providing after-sales customer service to help ensure customers are satisfied with their purchase. Our quality and service initiatives include taking customers on a comprehensive tour of their home prior to closing and using customer survey results to improve our standards of quality and customer satisfaction.

Mortgage Brokerage Operations

We offer mortgage brokerage services exclusively to our customers in our San Francisco Bay Area, Southland/Los Angeles and Northern Virginia markets. We have agreements with various lenders to receive a fee on loans made by the lenders to customers we introduce to the lenders. We do not originate, fund or service the loans, nor do we assume any credit or interest rate risk in connection with the loans. For the year ended December 31, 2002, less than 1% of our revenue and less than 5% of our net income was derived from our mortgage operations.

Relationship with Affiliates

We are a residential homebuilder and land developer, building homes and developing land primarily in three markets in California and Northern Virginia. None of our affiliates, including Brascan and Brookfield Properties, operate in similar businesses in our markets. Nevertheless, there are several agreements among our affiliates to which we are a party or subject. For a description of these agreements refer to “Certain Relationships and Related Party Transactions” which is incorporated by reference in this report from our definitive 2003 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2003.

Several of our directors serve as executive officers and directors of our affiliates. For a description of those relationships refer to “Certain Relationships and Related Party Transactions” which is incorporated by reference in this report from our definitive 2003 proxy statement which will be filed with the Securities and Exchange Commission not later than April 30, 2003.

Competition

The residential homebuilding industry is highly competitive. We compete against numerous homebuilders and others in the real estate business in and near the areas where our communities are located. Our principal competitors are primarily national public company homebuilders, including Centex Corporation, Lennar Corporation, Pulte Corporation, Standard Pacific Corp. and Toll Brothers, Inc. We may compete for investment opportunities, financing, available land, raw materials and skilled labor with entities that possess greater financial, marketing and other resources than us. Competition may increase the bargaining power of property owners seeking to sell and industry competition may increase if there is future consolidation in the real estate development industry.

Material Contracts

Other than contracts arising in connection with the reorganization and the Spin-off of the residential homebuilding operations of Brookfield Properties, we are not party or subject to any material contracts. For a description of the material contracts arising in connection with the reorganization, refer to “Certain Relationships and Related Party Transactions” which is incorporated by reference in this report from our definitive 2003 proxy statement which will be filed with the Securities and Exchange Commission not later than April 30, 2003.

Regulation and Environment

We are subject to local and state laws and regulations concerning zoning, design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that eventually can be built within the boundaries of a particular area. We are also subject to periodic delays in our homebuilding projects due to building moratoria. In addition, new development projects may be subject to various assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial. When made, these assessments can have a negative impact on our sales by raising the price that homebuyers must pay for our homes.

We are also subject to local, state and federal laws and regulations concerning the protection of the environment. The environmental laws that apply to a given homebuilding site depend upon the site’s location, its environmental conditions and the present and former uses of the site and its adjoining properties. Environmental laws and conditions may result in delays, or cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.

We do not currently have any material estimated capital expenditures related to governmental assessments or environmental compliance costs for the remainder of fiscal 2003, fiscal 2004 or fiscal 2005.

In connection with our operations, some of our employees have general contractor and real estate sales licenses, which are subject to governmental regulations. Our employees holding those licenses are currently in material compliance with all applicable regulations.

Seasonality

We have historically experienced variability in our results of operations from quarter to quarter due to the seasonal nature of the homebuilding business and the timing of new community openings and the closing out of projects. We typically experience the highest rate of orders for new homes in the first six months of the calendar year, although the rate of orders for new homes is highly dependent upon the number of active communities. Because new home deliveries trail orders for new homes by several months, we typically deliver a greater percentage of new homes in the second half of the year compared with the first half of the year. As a result, our revenues from sales of homes are generally higher in the second half of the year.

Employees

As of December 31, 2002, we had 549 employees. We consider our relations with our employees to be good. Our construction operations are conducted primarily through independent subcontractors, which limits the number of our employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not recently experienced any work stoppages.

Item 2. Properties

In addition to real estate held for development and sale, which we either own or hold under an option to purchase, we lease and maintain executive offices in Del Mar, California. Our Del Mar lease expires in 2004, but we may, at our option, extend the lease for an additional five years.

We also maintain an administrative office in Toronto, Ontario. In addition, we have other offices located in the markets in which we conduct business, generally in our communities or in leased space. None of these other offices is material to our business. We believe that our office space is suitable and adequate for our needs for the foreseeable future.

Item 3. Legal Proceedings

We are party to various legal actions arising in the ordinary course of our business. We believe that none of these actions, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange under the symbol “BHS,” and began regular trading on January 7, 2003. As of March 10, 2003, there were approximately 1,154 holders of record of our common stock. For the period commencing January 7, 2003 and ending March 10, 2003 the high and low sales price for our common stock was $11.90 and $9.22, respectively.

As part of the completion of the Spin-off, we paid a total cash dividend of approximately $17 million to our stockholders of record on December 30, 2002. In addition, at our February 13, 2003 board of directors meeting, a cash dividend of $0.08 per share was declared payable June 30, 2003 to stockholders of record on June 16, 2003. Our board of directors periodically reviews our dividend policy. Future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend upon, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions, investment opportunities and other factors that our board of directors consider relevant.

There are no current or anticipated contractual terms in our credit or other arrangements that restrict our ability to pay dividends, other than the requirements imposed by our project specific financings and our credit facility that requires we maintain a tangible net worth of at least $250 million, and the additional requirements of our project specific financings that we maintain a debt to tangible net worth ratio of 1.5 to 1 and a debt to capitalization ratio of no greater than 60%. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” for additional information about these and other restrictions.

Recent Sales of Unregistered Securities

In connection with the Spin-off, we issued a total of 31,600,100 shares of our common stock to Brookfield Homes (Delaware) Inc., Brookfield Washington Inc. and Brookfield Homes of California Inc., each of which is an indirect wholly-owned subsidiary of Brookfield Properties, and 473,680 shares directly to Brookfield Properties.

In each of the above transactions, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. In each case, the relevant securities were issued to one or two “accredited investors” known by us to possess sufficient financial knowledge and experience to make an informed investment decision.

Item 6. Selected Financial Data

The following tables include selected historical consolidated financial data for each year in the five year period ended December 31, 2002.

The historical financial data for all periods presented relates to our business as it was operated by Brookfield Properties prior to the Spin-off, and therefore some of our expenses are based upon allocations made by Brookfield Properties. For example, allocations have been made with respect to personnel, space, estimates of time spent to provide services and other appropriate costs. We believe the allocations were made on a reasonable basis and that no material change to our costs would be expected had our business been operated as a stand-alone entity.

This selected financial data should be read along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited historical consolidated financial statements and the related notes included elsewhere in this report. Our consolidated financial statements were prepared in accordance with U.S. GAAP, which differs from Canadian GAAP. For a discussion of the principal differences between U.S. GAAP and Canadian GAAP applicable to our consolidated financial statements and a reconciliation of our earnings to those under Canadian GAAP, refer to Note 10 of our consolidated financial statements.

United States GAAP

Our income statement data, balance sheet data and supplementary financial data prepared in accordance with U.S. GAAP and our operating data are as follows:

	Years Ended December 31
Income Statement Data
($ millions, except per share amounts)	2002	2001	2000	1999	1998

Housing revenue	$785	$729	$590	$538	$425
Total revenue	842	799	670	559	445
Gross margin(1)	177	166	125	111	93
Operating income(2)	81	72	52	45	26
Net income	43	40	29	27	16
Earnings per share(3)	1.35	1.23	0.99	1.01	0.60

	At December 31
Balance Sheet Data
($ millions)	2002	2001	2000	1999	1998

Housing and land inventory	$616	$633	$547	$591	$592
Total assets	844	851	762	755	752
Debt	386	499	472	419	399
Total liabilities	523	564	551	482	444
Total stockholders’ equity	321	287	211	273	308

	Years Ended December 31
Supplemental Financial Data
($ million)	2002	2001	2000	1999	1998

Cash provided by/(used in):
Operating activities	$140	$(32)	$99	$58	$(43)
Investment activities	24	–	(51)	(18)	6
Financing activities	(128)	25	(42)	(41)	40
EBIT(4)	116	110	80	69	54
Net debt to total capitalization(5)	50%	62%	68%	61%	56%

	Years Ended December 31
Operating Data
(Unaudited)	2002	2001	2000	1999	1998

Home closings (units)	1,554	1,645	1,467	1,523	1,593
Net new orders (units)(6)	1,580	1,531	1,581	1,582	1,511
Backlog (units at end of period)(7)	467	441	555	441	382
Average selling price	$505,000	$443,000	$402,000	$353,000	$267,000

(footnotes appear on following pages)

Canadian GAAP

Our income statement data, balance sheet data and supplementary financial data prepared in accordance with Canadian GAAP are as follows:

	Years Ended December 31
Income Statement Data
($ millions, except per share amounts)	2002	2001	2000	1999	1998

Housing revenue	$817	$779	$651	$538	$425
Total revenue	897	840	726	559	445
Gross margin(1)	182	170	130	111	93
Operating income(2)	82	72	54	46	24
Net income	44	40	30	28	15
Earnings per share(3)	1.38	1.23	1.03	1.03	0.55

	At December 31
Balance Sheet Data
($ millions)	2002	2001	2000	1999	1998

Housing and land inventory	$759	$764	$642	$622	$638
Total assets	904	887	772	756	753
Debt	444	533	480	420	399
Total liabilities	581	598	559	482	445
Total stockholders’ equity	323	289	213	274	308

	Years Ended December 31
Supplemental Financial Data
($ millions)	2002	2001	2000	1999	1998

Cash provided by/(used in):
Operating activities	$140	$(59)	$40	$40	$(37)
Investment activities	–	–	–	–	–
Financing activities	(104)	52	(35)	(41)	40
EBIT(4)	121	112	83	69	54
Net debt to total capitalization	54%	64%	68%	60%	56%

(1)	Gross margin represents the contribution from our housing and land projects, after all costs for development and construction, including its related overhead, and before all selling, general and administrative expense, interest expense and minority interest.

(2)	Operating income represents net income before minority interest and income taxes.

(3)	Earnings per share has been calculated based on the weighted average number of Brookfield Properties common shares outstanding during each respective period up to September 30, 2002, adjusted on the basis of one of our common shares for every five common shares of Brookfield Properties. For the period October 1, 2002 to December 31, 2002, earnings per share has been calculated based on the weighted average number of shares of Brookfield Homes outstanding during this period.

(4)	EBIT is defined as net income before interest expense, income taxes and minority interest. EBIT is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. EBIT does not have any standardized meaning prescribed by GAAP and therefore is unlikely to be comparable with the calculation of similar measures for other companies. EBIT is not intended to represent our cash flows for the period nor should it be viewed as an alternative to operating profit, cash flows from operations, net income, or other measures of financial performance calculated in accordance with GAAP.

A reconciliation to U.S. GAAP net income from EBIT is as follows:

($ millions)	2002	2001	2000	1999	1998

EBIT	116	110	80	69	54
Interest expense	(35)	(38)	(28)	(24)	(28)
Minority interest	(9)	(6)	(4)	–	–
Income taxes	(29)	(26)	(19)	(18)	(10)
Net income	43	40	29	27	16

A reconciliation to Canadian GAAP net income from EBIT is as follows:

($ millions)	2002	2001	2000	1999	1998

EBIT	121	112	83	69	54
Interest expense	(39)	(40)	(29)	(23)	(30)
Minority interest	(9)	(6)	(4)	–	–
Income taxes	(29)	(26)	(20)	(18)	(9)
Net income	44	40	30	28	15

(5)	Net debt to total capitalization is defined as total project specific financings plus subordinated debt less cash (net debt) divided by net debt plus stockholders’ equity plus minority interest.

(6)	Net new orders for any period represents the aggregate of all homes ordered by customers, net of cancellations.

(7)	Backlog represents the number of new homes subject to pending sales contracts.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read along with “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this report. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance and that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” elsewhere in this report. Our consolidated financial statements were prepared in accordance with U.S. GAAP, which differs from Canadian GAAP. For a discussion of the principal differences between U.S. GAAP and Canadian GAAP applicable to the financial statements and a reconciliation of our earnings to those under Canadian GAAP, refer to Note 10 to our consolidated financial statements.

Overview

We were incorporated on August 28, 2002 in Delaware as a wholly-owned subsidiary of Brookfield Properties in order to acquire all of the California and Northern Virginia homebuilding and land development operations of Brookfield Properties pursuant to a reorganization of its residential homebuilding business (which we refer to as the “Spin-off”).

We design, construct and market single-family and multi-family homes primarily to move-up and luxury homebuyers and develop land for sale to other homebuilders. Our operations are currently focused primarily in four markets: San Francisco Bay Area; Southland / Los Angeles; San Diego / Riverside; and Northern Virginia.

Our goal is to maximize the total return on our common stockholders’ equity over the long term. In 2002, we earned a 15% return on opening common stockholders’ equity.

We believe that the 22,128 lots that we control, of which we own 11,739 directly or through joint ventures, provide a strong foundation for our future homebuilding business. Since July 1, 2000, we obtained final development approvals on approximately 5,800 of our owned lots.

Homebuilding is our primary source of revenue and has represented over 90% of our total revenue since 1998. We believe our operations are positioned to close between 1,500 and 2,000 homes per year. In catering to move-up and luxury buyers, as well as operating in markets with higher price points, our average sales price in 2002 of $505,000 well exceeded the national average of approximately $227,000. We also sell serviced and unserviced lots to other builders. In recent years, our sales of serviced and unserviced lots were carried out primarily on an opportunistic basis where we could enhance our returns, reduce risk in a market or redeploy capital to an asset providing higher returns.

In addition to our housing and land inventory and investments in housing and land joint ventures, which together comprised 83% of our total assets as of December 31, 2002, we have $147 million in other assets. These consist of homebuyer receivables of $16 million, deferred taxes of $36 million, mortgages and other receivables of $59 million and cash and cash equivalents of $36 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes. Our deferred tax asset relates primarily to our federal operating losses, which are generally available to offset taxable income in future years. Our mortgages receivable and other receivables relate primarily to land assets we have sold or on which we have granted options to purchase.

Prior to the Spin-off, we operated as a non-core component of Brookfield Properties, and despite capital constraints imposed on our business by Brookfield Properties, our revenues and net income have grown at a compounded annual growth rate since 1998 of 17% and 28%, respectively. At the same time, we believe we have positioned our business for future growth through the selective acquisition of a significant number of large projects. Our recent growth is primarily the result of strong economic fundamentals in the markets in which we operate, and our success in controlling selling, general and administrative costs.

Results of Operations

	Years Ended December 31

Selected Financial Information ($ millions)	2002	2001	2000

Revenue:
Housing	$785	$729	$590
Land and other revenues	46	61	76
Equity in earnings from housing and land joint ventures	11	9	4

Total revenues	842	799	670
Cost of sales	(665)	(633)	(545)

Gross margin	177	166	125
Selling, general and administrative expenses	(61)	(56)	(45)
Interest expense	(35)	(38)	(28)

Operating income	81	72	52
Minority interest	(9)	(6)	(4)

Net income before taxes	72	66	48
Income tax expense	(29)	(26)	(19)

Net income	$43	$40	$29

	Years Ended December 31

Selected Operating Data	2002	2001	2000

Home closings (units):
San Francisco Bay Area	273	213	339
Southland / Los Angeles	527	500	261
San Diego / Riverside	293	450	301
Northern Virginia	461	482	566

Consolidated total	1,554	1,645	1,467
Unconsolidated joint ventures	63	65	130

Total	1,617	1,710	1,597

	Years Ended December 31

Selected Operating Data (continued)	2002	2001	2000

Average selling price:
San Francisco Bay Area	$612,000	$502,000	$428,000
Southland / Los Angeles	626,000	610,000	590,000
San Diego / Riverside	334,000	313,000	397,000
Northern Virginia	412,000	365,000	304,000

Average	$505,000	$443,000	$402,000

Net new orders (units):(1)
San Francisco Bay Area	284	177	297
Southland / Los Angeles	440	592	299
San Diego / Riverside	329	345	417
Northern Virginia	527	417	568

Total	1,580	1,531	1,581

Backlog (units at end of period):(2)
San Francisco Bay Area	46	35	71
Southland / Los Angeles	123	210	118
San Diego / Riverside	119	83	188
Northern Virginia	179	113	178

Total	467	441	555

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations for consolidated projects.

(2)	Backlog represents the number of new homes subject to pending sales contracts for consolidated projects.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Net Income

Net income was $43 million for the year ended December 31, 2002, an increase of $3 million over 2001. Our growth in earnings was primarily the result of strong market conditions in all of our markets, including the San Francisco Bay Area, which rebounded from the soft market conditions of 2001.

Revenues

Housing revenue for the year ended December 31, 2002 increased 8% over 2001, principally due to a 14% increase in the average selling price from homes closed, offset by 91 fewer home closings than in 2001. The increase in the average selling price was due mainly to product mix, continued price appreciation in our markets and a higher level of closings in 2002 from our San Francisco Bay Area and Southland / Los Angeles operations, where our average selling price is the highest. Our San Diego / Riverside operations accounted for the primary decline in home closings as we had only three active projects in 2002 compared with six active projects in 2001.

Land and other revenues totaled $46 million, a decrease of $15 million from 2001. The decrease resulted from the sale of fewer lots in 2002. The amount of land revenues may vary significantly from period to period due to the timing and the nature of land sales as they generally occur on an opportunistic basis.

Equity in Earnings from Housing and Land Joint Ventures

Equity in earnings from housing and land joint ventures for the years ended December 31, 2002 was $11 million compared with $9 million in 2001. The increase was due mainly to the commencement of home closings in our Fullerton joint venture in the Southland / Los Angeles area.

Gross Margin

Gross margin for the year ended December 31, 2002 increased to $177 million, an increase of $11 million or 7% over 2001. Our gross margin percentage was 21.0% in 2002, consistent with 20.7% in 2001. Our average gross margin since

2000 is 20.2%. We believe our future average gross margin percentages will be higher than our historical average as we close homes or sell lots in a number of projects which have recently received final development approvals.

Other Expenses

Selling, general and administrative expenses as a percentage of housing revenue were 7.7% in 2002 consistent with 2001, and consistent with target levels of 7.5%.

Interest expense as a percentage of total revenue was 4.2% compared with 4.7% in 2001. Given that we capitalize interest costs to our projects, the level of interest expense may vary from period to period due to the mix of the projects that have home closings. Interest expense as a percentage of revenue is targeted between 4% and 5%. This is higher than many of our competitors which reflects our greater leverage in recent years. Our interest costs in 2002 were $25.8 million compared with $34.2 million in 2001.

Sales Activity

Net new orders reached 1,580 units in 2002, an increase of 3% compared with 1,531 units in 2001. Sales were strong in all of our markets in 2002, most notably in the San Francisco Bay Area where the company’s sales increased by 61% over last year. Sales in the Southland / Los Angeles market were lower, primarily due to a decrease in the active selling communities from 16 in 2001 to 11 in 2002. Our backlog of unit sales as of December 31, 2002 was 467 units, which is consistent with last year.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

Net Income

Net income for the year ended December 31, 2001 was $40 million, an increase of 38% over the year ended December 31, 2000. During 2001, we faced a soft market in the San Francisco Bay Area, where closings dropped 37%, but our other three markets had their best year ever in 2001 in terms of housing revenue and gross margin.

Revenues

Housing revenues increased to $729 million in 2001, an increase of $139 million or 24% compared with 2000. The increase was principally due to a 10% increase in the average selling price from home closings, and an additional 178 home closings over 2000. The higher average selling price from home closings in 2001 was due to product mix and price appreciation in the markets in which we operate, excluding the San Francisco Bay Area. The increase in home closings was largely the result of stronger sales and an increase in active projects in Southland / Los Angeles, which increased home closings by 239 units, offset by lower home closings in the San Francisco Bay Area and in Northern Virginia.

Land and other revenues were $61 million in 2001 compared with $76 million in 2000. Bulk lot sales of $39 million in 2001 and $50 million in 2000 are included in land and other revenues. In both years, the high level of bulk sales was the result of decisions made by management to reallocate capital to new and other owned projects.

Equity in Earnings from Housing and Land Joint Ventures

Equity in earnings from housing and land joint ventures increased to $9 million in 2001, an increase of $5 million over 2000. The increase was primarily due to the commencement of lot sales in our Windemere joint venture in the San Francisco Bay Area.

Gross Margin

Gross margin increased $41 million to $166 million in 2001, an increase of 32% over 2000. Gross margin as a percentage of revenue was 20.7% in 2001 compared with 18.6% in 2000. The improvement in the margin percentage was due to a significant margin contribution from two projects in San Diego.

Other Expenses

Selling, general and administrative expenses were $56 million, an increase of $11 million, or 24% over 2000. This increase was primarily due to a higher number of employees, primarily in our Southland business unit, required to generate additional home closings of 239 units, a 92% increase over 2000. Selling, general and administrative expenses as a percentage of housing revenue were 7.7% in 2001, compared with 7.6% in 2000, consistent with our targeted levels of 7.5%.

Interest expense increased to $38 million, an increase of $10 million or 36% over 2000. The increase was due to the mix of projects that had home closings during the year. Interest expense as a percentage of total revenue was 4.7% compared with 4.1% in 2000, consistent with our targeted levels of between 4% and 5%.

Sales Activity

Net new orders were 1,531 units in 2001, a decrease of 50 units compared with 2000. The decrease was primarily due to slower sales in the San Francisco Bay Area and Northern Virginia, which were both affected by a general slowdown in the technology industry. This was partially offset by exceptionally strong sales in Southland / Los Angeles where the market remained strong and we had a number of new project openings, including joint venture interests.

Liquidity and Capital Resources

Financial Position

Our total assets as of December 31, 2002 were $843.9 million, consistent with 2001. The total assets as of December 31, 2001 were $851.2 million, an increase of $88.9 million or 12% compared with December 31, 2000. The increase in 2001 was primarily due to the acquisition of 140 lots by our San Francisco Bay Area business unit in San Jose, where lot prices are high, and an increase in the number of active projects in our Southland / Los Angeles business unit.

Our total debt as of December 31, 2002 was $386.3 million, compared with $499.1 million as of December 31, 2001. The significant decrease in debt levels was achieved primarily due to operating cash flows of $139.6 million. Total debt as of December 31, 2002 consisted of $98.3 million of subordinated debt, bearing interest at 10% due to Brookfield Properties and $288 million of project specific financings. Project specific financings represent construction and development loans that are repaid from sales proceeds as homes are delivered to customers. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major lenders on a project specific basis are Bank of America, Wells Fargo and Housing Capital Corporation. As of December 31, 2002, the average interest rate on our project specific financing was 4.7% with maturity by market as follows:

	Maturities

($ millions)	2003	2004	2005	Total

San Francisco Bay Area	$58	$38	$–	$96
Southland / Los Angeles	54	20		74
San Diego / Riverside	47	29		76
Northern Virginia	23	8	11	42

Total	$182	$95	$11	$288

Cash Flow

Our principal uses of working capital include purchases of land, land development and home construction. Cash flows for each of our communities depend upon the applicable stage of the development cycle and can differ substantially from reported earnings. Early stages of development require significant cash outlays for land acquisitions, site approvals and entitlements, construction of model homes, roads, certain utilities and other amenities and general landscaping. Because these costs are capitalized, income reported for financial statement purposes during such early stages may significantly exceed cash flow. Later, cash flow can significantly exceed earnings reported for financial statement purposes, as cost of sales includes charges for substantial amounts of previously expended costs.

Cash provided by our operating activities totaled $139.6 million in 2002 compared with cash used of $32.2 million in 2001. Our cash generated in 2002 was due principally to $71.4 of net cash earnings and reductions in inventory and working capital. The purchase of 140 lots by our San Francisco Bay Area business unit in San Jose and an increase in active projects in Southland / Los Angeles accounted for our use of cash in 2001.

Cash provided by our investing activities in joint ventures for the year ended December 31, 2002 was $23.7 million compared with $0.4 million used in 2001. The increase in cash generated from investing activities is due to the commencement of home sales in our Fullerton joint venture in Southland / Los Angeles and continued lot sales activity in our Windemere joint venture.

Cash used in our financing activities for the year ended December 31, 2002 was $128.1 million compared with cash provided of $25.4 million in 2001. Our use of cash in 2002 related primarily to the repayment of subordinated debt of $116.6 million. The cash we generated in 2001 was largely due to increased project specific financings, the most significant of which was $40.0 million related to the 140 lots acquired in San Jose.

Deferred Tax Asset

We have recorded a deferred tax asset of $36.1 million, net of a $25.0 million valuation allowance. A valuation allowance is required if, based upon the weight of available evidence, it is more likely than not that a portion of all of the deferred tax asset will not be realized. Our company was formed in the course of a reorganization by Brookfield Properties of its United States homebuilding operations and will be withdrawn from the Brookfield Properties consolidated group. The tax provisions that apply in connection with the reorganization, including the departure of a member from a consolidated group, are detailed and complex and are thereby subject to uncertainty. Our tax attributes are based upon estimates which will not ultimately be determined until after December 31, 2002, as well as tax attributes of certain members of the existing consolidated group that have not been reviewed by tax authorities. A reduction in our net operating losses or loss of tax basis in properties would result in a reduced deferred tax asset. We believe the valuation allowance is prudent and reasonable.

Contractual Obligations and Other Commitments

We generally fund the development of our communities through the use of project specific financing. As of December 31, 2002, we had available project specific debt lines of $215.3 million that were available to complete land development and construction activities. We will consider seeking debt financing that would reduce our level of project specific financing.

In addition to our unsecured subordinated debt of $98.3 million as of December 31, 2002, which matures in 2005, a total of $277.3 million of our project specific financings mature prior to the end of 2004. The high level of maturities in 2003 and 2004 is due to our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate cash flow from our assets in 2003 and 2004 to repay these obligations. Our net debt to total capitalization ratio as of December 31, 2002, which is defined as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 50%, a significant decrease from 62% as of December 31, 2001. It is our goal to continue to reduce this ratio by the end of 2003. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section herein entitled “Risk Factors – Our Debt and Leverage Could Adversely Affect Our Financial Condition.”

A subsidiary of Brascan, our largest stockholder, has provided us with a $50 million revolving credit facility. The facility bears interest at LIBOR plus 2.5% and is payable upon demand, subject to a six month term-out. The facility is unsecured and ranks senior to our subordinated debt. The facility includes a covenant requiring us to maintain minimum stockholders’ equity of $250 million.

We are subject to obligations associated with entering into contracts for the purchase (including option contracts), development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land permit us to control lots for an extended period of time, until options expire and/or we are ready to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of December 31, 2002, we had $24.0 million of primarily non-refundable option deposits and advanced costs.

We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of December 31, 2002, we had $32.0 million in letters of credit outstanding and $233.8 million in performance bonds for these purposes. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.

In connection with our project specific financings and our credit facility, we are required to maintain a tangible net worth of at least $250 million. Tangible net worth is defined as the sum of stockholders’ equity and minority interest. In addition, our project specific financings (but not our credit facility) require us to maintain a debt to capitalization ratio of 60%. This ratio is defined as total liabilities excluding subordinated debt due to related parties, divided by total assets. Our project specific financings (but not our credit facility) also require us to maintain a debt to tangible net worth ratio of 1.5 to 1. This ratio is defined as total debt excluding subordinated debt due to related parties, divided by stockholders’ equity plus subordinated debt due to related parties.

Stock Repurchase Program

Our board of directors approved a share repurchase program which allows us to repurchase up to $40 million of Brookfield Homes’ outstanding common shares. As of March 10, 2003, we have not repurchased any shares.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements of the company, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Our most critical accounting policies are those that we believe are the most important in portraying our financial condition and results of operations, and require the most subjectivity and estimates by our management. A summary of our significant accounting policies, including the critical accounting policies discussed below, is provided in the notes to the consolidated financial statements of the company included elsewhere in this registration statement.

Capitalized Costs

Our housing and land inventory on our consolidated balance sheet includes the costs of acquiring land, development costs, interest, property taxes and overhead directly related to the development of the land and housing. These costs are allocated to each lot in proportion to our anticipated revenue. Estimates of costs to complete homes and prepare lots for sale are recorded at the time of closing homes. If our estimates of costs are significantly different from our actual results, our housing and land inventory may be over- or under-stated on our balance sheet, and accordingly gross margins in a particular period may be over- or under-stated.

Carrying Values

Housing and land inventory is carried at the lower of cost or fair value, less estimated selling costs. The fair value less estimated selling costs represents the undiscounted future net cash expected to be received. To arrive at this amount we estimate the cash flow for the life of each project. These projections take into account the specific business plans for each project and our best estimate of the most probable set of economic conditions we anticipate will prevail in the market. If our estimate of the future cash flows is significantly different from our actual cash flows, we may prematurely impair the value of the asset, we may underestimate the value of the calculated impairment or we may fail to record an impairment. In these cases, our housing and land inventory would be represented on our balance sheet at other than its cost or fair value, which could have an effect on our gross margin in future periods as we develop and sell the assets.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 addresses the accounting for goodwill and other intangible assets and requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead be tested for impairment at least annually. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In addition, the amortization period for intangible assets with finite lives will no longer be limited to 40 years. SFAS 141 is effective immediately and SFAS 142 is effective for fiscal years beginning after December 15, 2001. The new standards do not have a material impact on the consolidated financial statements of the company.

In August 2001, FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses the recognition and re-measurement of obligations associated with the retirement of a tangible long-lived asset. This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. In October 2001, FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 applies to all long-lived assets, including discontinued operations, and it develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and consequently amends Accounting Principles Board (“APB”) Opinion 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 also amends Accounting Research Bulletin 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 143 and 144 do not have a material impact on the consolidated financial statements of the company.

In June 2002, the FASB issued SFAS 146, “Accounting for Exit or Disposal Activities.” This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated – nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS 146. SFAS 146 does not have a material impact on the company’s results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 expands on the accounting guidance of SFAS 5 “Accounting for Contingencies,” SFAS 57 “Related Party Disclosures,” and SFAS 107 “Disclosure About Fair Value of Financial Instruments.” Interpretation 45 also incorporates, without change, the provisions of FASB Interpretation 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which it supersedes. Interpretation 45 does identify several situations where the recognition of a liability at inception for a guarantor’s obligation is not required. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. The company has provided the required disclosures in Note 9 to these financial statements. The company has not determined the impact of the recognition and measurement provisions of this interpretation on its financial position or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. SFAS 148’s amendment of the disclosure requirements of APB Opinion 28 is effective for financial reports containing consolidated financial statements for interim periods beginning after December 15, 2002. SFAS 148 is not expected to have a material impact on the consolidated financial statements of the company.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.” This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The company has not yet evaluated the impact of this interpretation on its financial position or results of operations.

Seasonality and Quarterly Information

We have historically experienced variability in results of operations from quarter to quarter due to the seasonal nature of the homebuilding business and the timing of new community openings and the closing out of projects. We typically experience the highest rate of orders for new homes in the first six months of the calendar year, although the rate of orders for new homes is highly dependent upon the number of active communities. Because new home deliveries trail orders for new homes by several months, we normally have a greater percentage of new home deliveries in the second half of our fiscal year compared with the first half. As a result, our earnings from sales of homes are generally higher in the second half of the year.

The following table presents a summary of our operating results for each of the last eight quarters:

	December 31		September 30		June 30		March 31
($ millions, except home closings
and per share amounts)	2002	2001	2002	2001	2002	2001	2002	2001

Total revenue	$321	$323	$149	$204	$209	$172	$163	$100
Gross margin	65	58	35	44	41	37	36	27
Operating income	32	28	17	18	19	16	13	10
Net income	16	16	10	10	10	9	7	5
Earnings per share(1)	0.52	0.48	0.30	0.29	0.31	0.28	0.22	0.18
Home closings (units)	560	679	274	365	412	357	308	244
Total assets	844	851	879	915	903	878	869	816
Total debt	386	499	441	543	503	530	487	491

(1)	Earnings per share has been calculated based on the weighted average number of Brookfield Properties common shares outstanding during each respective period up to September 30, 2002, adjusted on the basis of one of our common shares for every five common shares of Brookfield Properties. For the period October 1, 2002 to December 31, 2002, earnings per share has been calculated based on the weighted average number of shares of Brookfield Homes outstanding during this period.

Non-Arms Length Transactions

We have entered into a license agreement with Brookfield Properties (US) Inc., an indirect wholly-owned subsidiary of Brookfield Properties, for the right to use the names “Brookfield” and “Brookfield Homes.” Brookfield Homes Holdings Inc., our wholly-owned subsidiary, has entered into an agreement with Brookfield Properties (US) Inc. with respect to shared services. In addition, we have entered into an agreement with a subsidiary of Brascan, our largest stockholder, to provide us with a $50 million revolving credit facility as referred to above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments.” Furthermore, we have entered into indemnity and guarantee agreements with subsidiaries of Brookfield Properties in connection with the Spin-off. Brookfield Homes Holdings Inc. has outstanding an unsecured subordinated note issued to Brookfield Homes (US) Inc., an indirect wholly-owned subsidiary of Brookfield Properties. For details of these arrangements and other non-arms length transactions refer to “Recent Sales of Unregistered Securities” included elsewhere in this report and “Certain Relationships and Related Party Transactions,” which is incorporated by reference in this report from our definitive 2003 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2003.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K include statements with respect to:

•	expected home closings and deliveries (and the timing thereof);

•	sources of and strategies for future growth;

•	financing sources;

•	estimates of cash flow, debt to capitalization ratio and valuation allowance;

•	the effect of interest rate changes;

•	strategic goals;

•	the effect on our business of existing lawsuits;

•	whether or not our letters of credit or performance bonds will be drawn upon;

•	acquisition strategies;

•	expansion plans;

•	capital expenditures; and

•	the time of which construction and sales begin on a project.

Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

•	changes in general economic, real estate and other conditions;

•	mortgage rate changes;

•	availability of suitable undeveloped land at acceptable prices;

•	adverse legislation or regulation;

•	ability to obtain necessary permits and approvals for the development of our land;

•	availability of labor or materials or increases in their costs;

•	ability to develop and market our master-planned communities successfully;

•	confidence levels of consumers;

•	ability to raise capital on favorable terms;

•	adverse weather conditions and natural disasters;

•	relations with the residents of our communities;

•	risks associated with increased insurance costs or unavailability of adequate coverage and ability to obtain surety bonds;

•	competitive conditions in the homebuilding industry, including product and pricing pressures; and

•	additional risks and uncertainties referred to in this Form 10-K and our other SEC filings, many of which are beyond our control.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

Risk Factors

This section describes the material risks associated with an investment in our common stock. Stockholders should carefully consider each of the risks described below and all of the other information in this Form 10-K. If any of the following risks occurs, our business, prospects, financial condition, results of operations or cash flow could be materially and adversely affected. In such an event, the trading price of shares of our common stock could decline substantially, and stockholders may lose all or part of the value of their shares of our common stock.

Our business and results of operations will be materially and adversely affected by weakness in general economic, real estate and other conditions.

The residential homebuilding and land development industry is cyclical and is significantly affected by changes in general and local economic conditions, such as employment levels, availability of financing for homebuyers, interest rates, consumer confidence and housing demand. In addition, significant supply of alternatives to new homes, such as rental properties and used homes, may depress prices and reduce margins for the sale of new homes. Homebuilders are also subject to risks related to the availability and cost of materials and labor, and adverse weather conditions which can cause delays in construction schedules and cost overruns. Furthermore, the market value of undeveloped land, buildable lots and housing inventories held by us can fluctuate significantly as a result of changing economic and real estate market conditions. If there are significant adverse changes in economic or real estate market conditions, we will have to sell homes at a loss or hold land in inventory longer than planned. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We may be particularly affected by changes in local market conditions in California, where we derive a large proportion of our revenue.

Rising mortgage rates will discourage people from buying new homes.

Virtually all of our customers finance their home acquisitions through lenders providing mortgage financing. Mortgage rates are currently at or near their lowest levels in many years. Increases in mortgage rates or decreases in the availability of mortgage financing could depress the market for new homes because of the increased monthly mortgage costs to potential homebuyers. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their homes to potential buyers who need financing, which would result in reduced demand for new homes. As a result, rising mortgage rates could adversely affect our ability to sell new homes and the price at which we can sell new homes.

Laws and regulations related to property development and related to the environment subject us to additional costs and delays which adversely affect our business and results of operations.

We must comply with extensive and complex regulations affecting the homebuilding and land development process. These regulations impose on us additional costs and delays, which adversely affect our business and results of operations. In particular, we are required to obtain the approval of numerous governmental authorities regulating matters such as permitted land uses, levels of density, the installation of utility services, zoning and building standards. We also must comply with a variety of local, state and federal laws and regulations concerning the protection of health and the environment, including with respect to hazardous or toxic substances. These environmental laws sometimes result in delays, cause us to incur additional costs, or severely restrict land development and homebuilding activity in environmentally sensitive regions or areas.

If we are not able to develop and market our master-planned communities successfully, our business and results of operations will be adversely affected.

Before a master-planned community generates any revenues, material expenditures are required to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities, model homes and sales facilities. It generally takes several years for a master-planned community development to achieve cumulative positive cash flow. If we are unable to develop and market our master-planned communities successfully and to generate positive cash flows from these operations in a timely manner, it will have a material adverse effect on our business and results of operations.

Difficulty in retaining qualified trades workers, or obtaining required materials and supplies, will adversely affect our business and results of operations.

The homebuilding industry has from time to time experienced significant difficulties in the supply of materials and services, including with respect to: shortages of qualified trades people; labor disputes; shortages of building materials; unforeseen environmental and engineering problems; and increases in the cost of certain materials (particularly increases in the price of lumber, wall board and cement, which are significant components of home construction costs). When any of these difficulties occur, it causes delays and increases the cost of constructing our homes.

We sometimes face liabilities when we act as a general contractor, and we are sometimes responsible for losses when we hire general contractors.

Where we act as the general contractor, we are responsible for the performance of the entire contract, including work assigned to subcontractors. Claims may be asserted against us for construction defects, personal injury or property damage caused by the subcontractors, and if successful these claims give rise to liability. Where we hire general contractors, if there are unforeseen events like the bankruptcy of, or an uninsured or under-insured loss claimed against our general contractors, we sometimes become responsible for the losses or other obligations of the general contractors.

If we are not able to raise capital on favorable terms, our business and results of operations will be adversely affected.

We operate in a capital intensive industry and require significant capital expenditures to maintain our competitive position. The failure to secure additional debt or equity financing or the failure to do so on favorable terms will limit our ability to grow our business, which in turn will adversely affect our business and results of operations. We expect to make significant capital expenditures in the future to enhance and maintain the operations of our properties and to expand and develop our real estate inventory. If our plans or assumptions change or prove to be inaccurate, or if our cash flow from operations proves to be insufficient due to unanticipated expenses or otherwise, we will likely seek to minimize cash expenditures and/or obtain additional financing in order to support our plan of operations. In addition, we will be required to repay out of the proceeds we receive from any equity offering any balance remaining on the $98.3 million subordinated note issued by our wholly-owned subsidiary, Brookfield Homes Holdings Inc. If sufficient funding, whether obtained through public or private debt, equity financing or from strategic alliances is not available when needed or is not available on acceptable terms, our business and results of operations will be adversely affected.

Our debt and leverage could adversely affect our financial condition.

We are, and will continue to be, significantly leveraged. In addition, we also guarantee shortfalls under some of our bond debt service agreements when the revenues, fees and assessments which are designed to cover principal and interest and other operating costs of the bonds are not paid. Our leverage could have important consequences, including the following: our ability to obtain additional financing for working capital, capital expenditures or acquisitions may be impaired in the future; a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt, thereby reducing the funds available to us for other purposes; some of our borrowings are and will continue to be at variable rates of interest, which will expose us to the risk of increased interest rates; and our substantial leverage may limit our flexibility to adjust to changing economic or market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a general economic downturn.

We finance each of our projects individually. Therefore, to the extent that we increase the number of our projects and our related investment in them, our total debt obligations may increase. However, we do not currently expect our debt to equity ratio to increase from that as of December 31, 2002.

We repay the principal of our debt from the proceeds of home closings, and therefore our annual debt service is equal to the interest that accrues on our debt. Based on our debt levels as of December 31, 2002, a 1% change up or down in interest rates could have either a positive or negative effect of approximately $3.9 million on our cash flows. Refer also to the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risks – Interest Rates.”

If any of these conditions occur, our financial condition will be adversely affected. In addition, our various debt instruments contain financial and other restrictive covenants that limit our ability to, among other things, borrow additional funds that we might need in the future.

Our business and results of operations will be adversely affected if poor relations with the residents of our communities negatively impact our sales.

As a master-planned community developer, we are sometimes expected by community residents to resolve any issues or disputes that arise in connection with the development of our communities. Our sales will likely be negatively affected if any efforts made by us to resolve these issues or disputes are unsatisfactory to the affected residents, which in turn would adversely affect our results of operations. In addition, our business and results of operations would be adversely affected if we are required to make material expenditures related to the settlement of these issues or disputes, or to modify our community development plans.

Our business is susceptible to adverse weather conditions and natural disasters.

The homebuilding industries in California and Northern Virginia are susceptible to, and are significantly affected by, adverse weather conditions and natural disasters such as hurricanes, tornadoes, earthquakes, floods and fires. These adverse weather conditions and natural disasters can cause delays and increased costs in the construction of new homes and the development of new communities. If insurance is unavailable to us or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses resulting from adverse weather or natural disasters, our business and results of operations will be adversely affected. In addition, damage to new homes caused by adverse weather or a natural disaster can cause our insurance costs to increase.

Increased insurance risk adversely affects our business.

Due in part to the terrorist activities of September 11, 2001 and other recent events, we are confronting reduced availability of, and generally lower limits for, insurance against some of the risks associated with our business. Some of the other actions that have been or could be taken by insurance companies include: increasing insurance premiums; requiring higher self-insured retention and deductibles; requiring additional collateral on surety bonds; imposing additional exclusions, such as with respect to sabotage and terrorism; and refusing to underwrite certain risks and classes of business. The imposition of any of the preceding actions have and will continue to adversely affect our ability to obtain appropriate insurance coverages at reasonable costs.

Residential homebuilding is a competitive industry, and competitive conditions adversely affect our results of operations.

The residential homebuilding industry is highly competitive. Residential homebuilders compete not only for homebuyers, but also for desirable properties, financing, building materials and labor. We compete with other local, regional and national homebuilders, often within larger communities designed, planned and developed by such homebuilders. Any improvement in the cost structure or service of our competitors will increase the competition we face. Competitive conditions in the homebuilding industry could result in: difficulty in acquiring suitable land at acceptable prices; increased selling incentives; lower sales volumes and prices; increased construction costs; and delays in construction.

Provisions in our charter documents and Delaware law may make it difficult for a third party to acquire us, which could depress the price of our common stock.

Provisions in our certificate of incorporation, our By-laws and Delaware law could delay, defer or prevent a change of control of our company or our management. These provisions, which include authorizing the board of directors to issue preferred stock and limiting the persons who may call special meetings of stockholders, could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions.

We are also subject to provisions of Delaware law which could delay, deter or prevent us from entering into an acquisition, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination with an interested stockholder unless specific conditions are met. The existence of any of the above factors could adversely affect the market price of our common stock.

The trading price of shares of our common stock could be adversely affected because Brascan Corporation owns approximately 50% of our common stock.

Brascan Corporation owns approximately 50% of the outstanding shares of our common stock. Brascan has declared publicly that it intends to maintain its interest at this level, and may consider acquiring additional shares of our common stock. If Brascan should decide in the future to sell any of our shares owned by it, the sale (or the perception of the market that a sale may occur) could adversely affect the trading price of our common stock.

The trading price of shares of our common stock could fluctuate significantly.

The trading price of shares of our common stock in the open market cannot be predicted. The trading price could fluctuate significantly in response to factors such as: variations in our quarterly or annual operating results and financial condition; changes in government regulations affecting our business; the announcement of significant events by us or our competitors; market conditions specific to the homebuilding industry; changes in general economic conditions; differences between our actual financial and operating results and those expected by investors and analysts; changes in analysts’ recommendations or projections; the depth and liquidity of the market for shares of our common stock; investor perception of the homebuilding industry; events in the homebuilding industry; investment restrictions; and our dividend policy.

In addition, securities markets have experienced significant price and volume fluctuations in recent years that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the trading price of our common stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Exchange Rates

We conduct business in U.S. dollars only, so we are not exposed to currency risks.

Interest Rates

We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. Based on our debt levels as of December 31, 2002, a 1% change up or down in interest rates would have either a positive or negative effect of approximately $3.9 million on our cash flows.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of Brookfield Homes Corporation:

We have audited the accompanying consolidated balance sheets of Brookfield Homes Corporation as at December 31, 2002 and 2001, and the related consolidated statements of net income, stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Canadian generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Chartered Accountants
Toronto, Ontario, Canada
February 13, 2003

BROOKFIELD HOMES CORPORATION (Note 1)

CONSOLIDATED BALANCE SHEETS

(all dollar amounts are in thousands of U.S. dollars)

		As at December 31

	Note	2002	2001

Assets
Housing and land inventory	2	$616,425	$633,400
Investments in housing and land joint ventures	3	80,959	94,188
Receivables and other assets		74,534	65,688
Cash and cash equivalents	9	35,903	756
Deferred tax asset	7	36,115	57,168

		$843,936	$851,200

Liabilities and Equity
Project specific financings	4	$288,040	$284,185
Accounts payable and other liabilities	5	112,086	50,071
Subordinated debt due to related parties	6	98,300	214,935
Minority interest		24,772	15,029
Preferred stock — Brookfield Homes Corporation; 10,000,000 shares authorized, no shares issued		—	—
Common stock — Brookfield Homes Corporation; 65,000,000 shares authorized, 32,073,781 issued and outstanding at December 31, 2002		320,738	—
Common stock — Brookfield Homes Holdings Inc; 100,000 authorized shares, no par value; 1,001 issued shares	1	—	1
Combined Companies’ capital	1	—	286,979
Retained earnings		—	—

		$843,936	$851,200

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION (Note 1)

CONSOLIDATED STATEMENTS OF NET INCOME

(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		Years Ended December 31

	Note	2002	2001	2000

Revenue
Housing		$784,807	$728,848	$589,656
Land and other revenues		46,431	61,604	76,335
Equity in earnings from housing and land joint ventures		10,429	8,753	3,744

		841,667	799,205	669,735
Direct Cost of Sales		664,816	633,507	545,471

		176,851	165,698	124,264
Selling, general and administrative expense		60,822	55,771	44,703
Interest expense	2	35,316	37,694	27,622
Minority interest		8,566	6,259	4,295

Net Income Before Taxes		72,147	65,974	47,644
Income tax expense	7	28,858	26,388	19,058

Net Income		$43,289	$39,586	$28,586

Earnings Per Share – Basic and Diluted	1	$1.35	$1.23	$0.99

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION (Note 1)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(all dollar amounts are in thousands of U.S. dollars)

	Years Ended December 31

	2002	2001	2000

Common Stock	$320,738	$1	$1

Combined Companies’ Capital
Opening balance	286,979	211,091	273,423
Contributions of capital	7,037	36,302	9,982
Distributions of capital	–	–	(100,900)
Net income (prior to reorganization) (Note 1)	26,722	39,586	28,586
Recapitalization upon reorganization (Note 1)	(320,738)	–	–

Ending balance	–	286,979	211,091

Retained Earnings
Opening balance	–	–	–
Net income (subsequent to reorganization) (Note 1)	16,567	–	–
Dividends	(16,567)	–	–

Ending balance	–	–	–

Total stockholders’ equity	$320,738	$286,980	$211,092

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION (Note 1)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(all dollar amounts are in thousands of U.S. dollars)

	Years Ended December 31

	2002	2001	2000

Cash Flows From Operating Activities
Net income	$43,289	$39,586	$28,586
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Equity in earnings from housing and land joint ventures	(10,429)	(8,753)	(3,744)
Minority interest	8,566	6,259	4,295
Provision for deferred income taxes	28,858	26,388	19,058
Stock option expense	1,148	414	1,082
Changes in operating assets and liabilities:
(Increase)/decrease in receivables and other assets	(10,798)	9,139	(1,815)
(Increase)/decrease in housing and land inventory	16,975	(86,864)	44,541
Increase/(decrease) in accounts payable and other liabilities	62,015	(18,395)	6,899

Net cash provided by/(used in) operating activities	139,624	(32,226)	98,902

Cash Flows From Investing Activities
Net investments in housing and land joint ventures	23,658	(356)	(51,335)

Net cash provided by (used in) investing activities	23,658	(356)	(51,335)

Cash Flows From Financing Activities
Net borrowings under revolving project specific financings	3,855	72,604	14,897
Net borrowings (repayments) under revolving subordinated debt	(73,635)	(45,843)	37,560
Repayment of subordinated debt	(43,000)	–	–
Net contributions from/(payments to) minority interest	1,177	(1,597)	6,072
Dividends paid	(16,567)	–	–
Contributions of capital	35	269	–
Repayments of capital	–	–	(100,900)

Net cash provided by/(used in) financing activities	(128,135)	25,433	(42,371)

Increase/(decrease) in cash and cash equivalents	35,147	(7,149)	5,196
Cash and cash equivalents at beginning of year	756	7,905	2,709

Cash and cash equivalents at end of year	$35,903	$756	$7,905

Supplemental Cash Flow Information
Interest paid	$25,820	$34,244	$39,906
Non-cash capital contributions:
Benefits of tax losses of consolidated group contributed	5,854	35,619	8,900
Costs of options of parent issued to management of the Companies	1,148	414	1,082

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION (Note 1)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in $U.S. thousands except per share amounts)

Note 1. Significant Accounting Policies

(a)	Basis of Presentation

Brookfield Homes Corporation (the “Company” or “Brookfield Homes”) was incorporated on August 28, 2002 as a wholly-owned subsidiary of Brookfield Properties Corporation (“Brookfield Properties”) to acquire as of October 1, 2002 all of the California and Northern Virginia homebuilding and land development operations (the “Land and Housing Operations”) of Brookfield Properties pursuant to a reorganization of its business (the “Spin-off”). On January 6, 2003, Brookfield Properties completed the Spin-off by distributing all of the issued and outstanding common stock it owned in the Company to its common stockholders. Brookfield Homes began trading as a separate company on the New York Stock Exchange on January 7, 2003.

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the consolidated accounts of Brookfield Homes and its subsidiaries and investments in unconsolidated joint ventures from the period of our acquisition of the California and Northern Virginia homebuilding operations to December 31, 2002. The transfer of the Land and Housing Operations by Brookfield Properties to the Company has been accounted as a transaction between entities under common control. Accordingly, the assets and liabilities of the Land and Housing Operations have been recorded at their carrying amounts in the accounts of Brookfield Properties. These financial statements have been presented as if the Land and Housing Operations had been transferred as at January 1, 2002. The financial statements reflect the results of operations and cash flows as if they were exchanged on that date. The financial statements for comparative periods are presented on a combined basis as if the Land and Housing Operations had been owned by the Company for all prior periods presented. The Land and Housing Operations combined included the following entities (the “Companies”) and their subsidiaries and investments in unconsolidated joint ventures. Stockholders’ equity for all prior periods presented consists of the capital stock, other equity and members’ capital of the Companies:

Brookfield Homes Holdings Inc.;	Brookfield Financial California LLC;
Brookfield Bay Area Holdings LLC;	Brookfield Washington LLC; and
Brookfield Southland Holdings LLC;	Brookfield California Land Holdings LLC.
Brookfield San Diego Holdings LLC;

Prior to the Company’s acquisition of the Land and Housing Operations, the Companies were managed by and utilized resources of their parent group of companies. The combined financial information included herein include only those assets, liabilities, revenues and expenses arising from the operations of the Companies. Certain expenses reflected in the financial statements include allocations from the parent group of companies, which were based on specific personnel, space, estimates of time spent to provide services, or other appropriate bases. These allocations include financial reporting, personnel, insurance and other miscellaneous services. Management believes the foregoing allocations were made on a reasonable basis and that no material change to these costs would be expected had the Companies been separate stand-alone entities. For the years ended December 31, 2002, 2001 and 2000, the amounts expensed were $1.4 million, $1.7 million and $1.5 million, respectively.

(b)	Housing and Land Inventory

(i) Revenue recognition: Revenues from the sale of homes are recognized when title passes to the purchaser, usually upon closing, wherein all proceeds are received and collectability is evident. Land sales are recognized when all material conditions of sale have been met and a significant cash down payment or appropriate security is received.

BROOKFIELD HOMES CORPORATION (Note 1)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except per share amounts)

(ii) Carrying values: Housing and land inventory is carried at the lower of cost and fair value less estimated selling costs. Fair value less estimated selling costs represents the undiscounted future net cash flow expected to be received. To arrive at this amount, the Company estimates the cash flow for the life of each project. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. The ultimate fair values for the Company’s housing and land inventory are dependent upon future market and economic conditions.

(iii) Capitalized costs: Capitalized costs include the costs of acquiring land, development costs, interest, property taxes and overhead related to development. These costs are allocated to each lot in proportion to anticipated revenue.

(c)	Joint Ventures

Joint ventures, where the Company exercises significant influence and have less than a controlling interest, are accounted for using the equity method. Equity income from interests in housing and land joint ventures is included in revenue.

(d)	Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires estimates and assumptions that affect the carrying amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

(e)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, demand deposits, and all highly liquid short-term investments with original maturity less than 90 days.

(f)	Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes.” Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.

(g)	Stock-Based Compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.” All stock options granted have exercise prices equal to the market value of the stock on the date of the grant. Participants in the management share option plan can elect to purchase shares at the exercise price or receive cash equal to the difference between the exercise price and the current market price. Accordingly, the Company records the intrinsic value of these options as a liability using variable plan accounting. The pro forma disclosures required by SFAS 123, “Accounting for Stock-Based Compensation,” are not included in the financial statements as the basis of accounting for the options under SFAS 123, and APB 25 would yield the same compensation expense as that already recognized in the financial statements presented.

BROOKFIELD HOMES CORPORATION (Note 1)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except per share amounts)

(h)	Other Comprehensive Income

The Company adheres to U.S. GAAP reporting requirements with respect to the presentation and disclosure of other comprehensive income; however, it has been determined by management that no material differences exist between net income and comprehensive income for each of the periods presented.

(i)	Earnings Per Share

Earnings per share are accounted for in accordance with SFAS 128. Earnings per share has been calculated on the weighted average number of common shares of Brookfield Homes for the period October 1, 2002 to December 31, 2002, and of Brookfield Properties for each of the other periods presented divided by a factor of five to reflect the ratio of distribution of our shares to Brookfield Properties’ stockholders. The weighted average number of common shares outstanding used in the calculation of earnings per share for the years ended December 31, 2002, 2001 and 2000 were 32.0 million, 32.0 million and 28.8 million, respectively.

(j)	Advertising Costs

The Company expenses advertising costs as incurred. For the years ended December 31, 2002, 2001 and 2000, the Company incurred advertising costs of $4.5 million, $4.5 million, and $3.7 million, respectively.

(k)	Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 addresses the accounting for goodwill and other intangible assets and requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead be tested for impairment at least annually. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In addition, the amortization period for intangible assets with finite lives will no longer be limited to 40 years. SFAS 141 is effective immediately and SFAS 142 is effective for fiscal years beginning after December 15, 2001. The new standards do not have a material impact on the consolidated financial statements of the Company.

In August 2001, FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses the recognition and re-measurement of obligations associated with the retirement of a tangible long-lived asset. This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. In October 2001, FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 applies to all long-lived assets, including discontinued operations, and it develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and consequently amends APB Opinion 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 also amends Accounting Research Bulletin 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 143 and 144 do not have a material impact on the consolidated financial statements of the Company.

BROOKFIELD HOMES CORPORATION (Note 1)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except per share amounts)

In June 2002, the FASB issued SFAS 146, “Accounting for Exit or Disposal Activities.” This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated – nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan.

This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS 146. SFAS 146 does not have a material impact on the Company’s results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 expands on the accounting guidance of SFAS 5 “Accounting for Contingencies,” SFAS 57 “Related Party Disclosures,” and SFAS 107 “Disclosure About Fair Value of Financial Instruments.” Interpretation 45 also incorporates, without change, the provisions of FASB Interpretation 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which it supersedes. Interpretation 45 does identify several situations where the recognition of a liability at inception for a guarantor’s obligation is not required. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has provided the required disclosures in Note 9 to these financial statements. The Company has not determined the impact of the recognition and measurement provisions of this interpretation on its financial position or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. SFAS 148’s amendment of the disclosure requirements of APB Opinion 28 is effective for financial reports containing consolidated financial statements for interim periods beginning after December 15, 2002. SFAS 148 is not expected to have a material impact on the consolidated financial statements of the Company.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.” This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied

BROOKFIELD HOMES CORPORATION (Note 1)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except per share amounts)

or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has not yet evaluated the impact of this interpretation on its financial position or results of operations.

Note 2. Housing and Land Inventory

Housing and land inventory includes homes completed and under construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	December 31

	2002	2001

Housing under construction	$200,734	$280,559
Model homes	29,015	40,369
Land and land under development	386,676	312,472

	$616,425	$633,400

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the years ended December 31, 2002, 2001 and 2000, interest incurred and capitalized by the Company was $25.8 million, $34.2 million and $39.9 million, respectively. Capitalized interest expensed for the same periods was $35.3 million, $37.7 million, and $27.6 million, respectively.

Note 3. Investments in Housing and Land Joint Ventures

The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures is as follows:

	December 31

	2002	2001

Assets
Housing and land inventory	$327,588	$318,919
Other assets	39,738	17,348

	$367,326	$336,267

Liabilities and Equity
Accounts payable and other liabilities	$9,623	$6,580
Project specific financings	201,574	152,246
Investment and advances
Brookfield Homes	80,959	94,188
Others	75,170	83,253

	$367,326	$336,267

Revenue and Expenses
Revenue	$246,804	$270,875
Expenses	(186,364)	(238,139)

Net income	$60,440	$32,736

Company’s share of net income	$10,429	$8,753

In reporting the Company’s share of net income, all inter-company profits or losses from housing and land joint ventures are eliminated on lots purchased by the Company.

BROOKFIELD HOMES CORPORATION (Note 1)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except per share amounts)

Note 4. Project Specific Financings

Project specific financings are revolving in nature, bear interest at floating rates with a weighted average rate of 4.7% as at December 31, 2002 (December 31, 2001 – 5.1%; 2000 – 9.8%), are secured by housing and land inventory and mature as follows: 2003 – $182.3 million; 2004 – $95.0 million; and 2005 – $10.7 million. The weighted average was calculated as of the end of each period, based upon the amount of debt outstanding and the related interest rates applicable on that date.

Interest rates charged under these financings include LIBOR and prime rate pricing options. The maximum amount of borrowings during the years ended December 31, 2002, 2001 and 2000 were $305.3 million, $293.8 million and $258.9 million, respectively. The average borrowings during 2002, 2001, 2000 were $274.5 million, $263.1 million, and $231.0 million, respectively.

Note 5. Accounts Payable

Included in accounts payable is $37.4 million of deferred compensation under the 2002 Restatement of the Brookfield Homes Corporation Supplemental Retirement Income Plan, the Company’s management incentive plan. The amount outstanding is credited quarterly with interest at the prime rate and is due to be paid as follows: 2003 – $7.4 million; 2004 – $4.1 million; 2005 – $3.8 million; and thereafter – $22.1 million.

Note 6. Subordinated Debt

Brookfield Properties has advance to a subsidiary of Brookfield Homes of $98.3 million at December 31, 2002 pursuant to an unsecured subordinated note bearing interest at 10% and maturing in 2005. Prior to October 1, 2002, Brookfield Properties and certain of its wholly-owned subsidiaries advanced to Brookfield Homes amounts pursuant to certain facilities at December 31, 2001 and 2000 of $214.9 million and $260.8 million, respectively, bearing interest at the U.S. prime rate.

Note 7. Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the benefit of net operating losses. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows:

	December 31

	2002	2001

Net operating losses	$47,845	$72,768
Compensation deductible for tax purposes when paid	13,270	9,400
Valuation allowance	(25,000)	(25,000)

	$36,115	$57,168

SFAS 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. At December 31, 2002, the Company had a valuation allowance of $25.0 million (2001 – $25.0 million) for the benefit of net operating losses not expected to be realized. The Company filed consolidated tax returns with their ultimate parent in the United States in prior years. The Company has computed the tax provisions for the periods presented based upon accounting income realized by the Company, adjusted for expenses that are not deductible for tax purposes. Net operating losses contributed by other entities within the consolidated group to offset taxable earnings for the years ended December 31, 2002 and 2001 are $7.8 million and $35.6 million, respectively. No current tax payments were made by the Company.

BROOKFIELD HOMES CORPORATION (Note 1)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in $U.S. thousands except per share amounts)

Taxable earnings for the periods presented were offset by utilizing losses contributed by other entities within the consolidated group. The Company has Federal net operating losses of $130.3 million expiring as follows: 2004 – $1.7 million; 2006 – $6.5 million; 2009 – $37.6 million; 2010 – $25.5 million; 2011 – $19.1 million; 2012 – $17.2 million; 2018 – $6.9 million and 2020 – $15.8 million. A reconciliation of the statutory income tax rate and the effective rate is as follows:

	December 31

	2002	2001

Statutory Federal rate	35.0%	35.0%
State income tax	5.0%	5.0%

Effective rate	40.0%	40.0%

Note 8. Stock-Based Compensation

Brookfield Properties’ Option Plan

Prior to December 31, 2002, employees of the Company were eligible to participate in Brookfield Properties’ stock option plan. Brookfield Properties has a Management Share Option Plan (“MSOP”) in which options vest proportionately over five years and expire 10 years after the grant date. The exercise price is equal to the market price at the time they are granted. Members of the MSOP can elect to purchase shares at the exercise price or receive cash equal to the difference between the exercise price and the current market price. The Company recorded the intrinsic value of these options as a liability using variable plan accounting, as required under APB 25. The liability is expensed over the vesting period and re-measured at each reporting date to reflect the current intrinsic value.

The following table sets out the number of common shares of Brookfield Properties that employees of the Company may acquire under options granted under the MSOP:

	December 31, 2002		December 31, 2001		December 31, 2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Per Share		Per Share		Per Share
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	405,000	$12.13	330,000	$11.25	165,000	$12.60
Granted	90,000	$18.26	75,000	$16.04	165,000	$9.89
Exercised	–	–	–	–	–	–
Cancelled	(435,000)	–	–	–	–	–
Outstanding, end of period	60,000	$14.27	405,000	$12.13	330,000	$11.25
Options exercisable at period	38,000	$14.22	116,000	$12.00	50,000	$12.99

The following table summarizes information about Brookfield Properties’ stock options held by employees of the Company outstanding at December 31, 2002:

		Options Outstanding		Options Exercisable

	Number	Weighted	Weighted	Number	Weighted
	Outstanding at	Average	Average	Outstanding at	Average
Range of Per Share	December 31,	Remaining	Per Share	December 31,	Per Share
Exercise Prices	2002	Contract Life	Exercise Price	2002	Exercise Price

$9.69	10,000	3 years	$9.69	4,000	$9.69
$14.64	40,000	1 year	$14.64	32,000	$14.64
$16.50 – 18.26	10,000	4 years	$17.38	2,000	$16.50

BROOKFIELD HOMES CORPORATION (Note 1)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except per share amounts)

Total compensation costs recognized in income for stock-based employee compensation for the years ended December 31, 2002, 2001 and 2000 were $1.1 million, $0.4 million and $1.1 million, respectively.

Brookfield Homes Option and Deferred Share Unit Plans

Brookfield Homes has adopted a stock option plan. Under the plan, Brookfield Homes will grant options to purchase shares of the Company’s common stock at the market price of our shares on the day the options are granted. A maximum of two million shares are authorized for issuance under the plan. The timing of vesting of options granted under the plan is at the discretion of the Company’s board of directors or the committee of the board of directors administering the plan. Upon exercise of a vested option and upon payment to us of the exercise price, participants will receive one share of the Company’s common stock. The Company’s compensation committee may permit participants to, rather than exercising an in-the-money option (“in-the-money” means the market value of shares under the option exceeds the exercise price of the option prior to related income taxes), receive an amount equal to the difference between the market price of the shares underlying the option and the exercise price of the option. The excess amount will be payable either in cash or by the Company issuing to the participant a number of shares calculated by dividing the excess by the market price of the underlying shares. On December 3, 2002, the Company granted under the stock option plan 542,625 stock options having an exercise price of $10 to employees of the Company which were all outstanding at December 31, 2002 and which vest over the next five years. Compensation costs for the year ended December 31, 2002 in connection with this plan were nil.

The Company has also adopted a deferred share unit plan under which its executive officers may, at their option, receive all or a portion of their annual bonus awards in the form of deferred share units. The annual bonus awards will be convertible into units based on the closing price of the Company’s shares on the New York Stock Exchange on the date of the award. The portion of the annual bonus award elected by an officer to be received in units may, at the discretion of the Company’s board, be increased by a factor of up to two times for purposes of calculating the number of units to be allocated under the plan. An executive who holds units will receive additional units as dividends are paid on shares of our common stock, on the same basis as if the dividends were reinvested. The units vest over a five year period and participants are allowed to redeem the units only upon ending their employment with the Company through retirement, termination or death, after which time the units terminate unless redeemed no later than 12 months following such retirement, termination or death. The cash value of the units, when redeemed, will be equivalent to the market value of an equivalent number of shares of our common stock where written notice of redemption is received. On December 3, 2002, the Company granted under the deferred share unit plan 341,149 units to employees of the Company which were all outstanding at December 31, 2002 and which vest over the next five years. The pro forma disclosures required under SFAS 123 are not included in the financial statements as they would yield the same compensation expense as that which is already recognized in the financial statements presented.

Note 9. Commitments, Contingent Liabilities and Other

(a)  The Company, in the normal course of its business, has issued performance bonds and letters of credit pursuant to various facilities at December 31, 2002, amounting to $233.8 million (December 31, 2001 – $206.0 million, 2000 – $175.3 million) and $32.0 million, (December 31, 2001 – $11.0 million, 2000 – $4.1 million), respectively. The majority of these commitments have been issued to municipal authorities as part of the obligations of the Company in connection with the land servicing requirements.

(b)  The Company is party to various legal actions arising in the ordinary course of business. Management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

BROOKFIELD HOMES CORPORATION (Note 1)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except per share amounts)

(c)  The Company is exposed to financial risk that arises from the fluctuations in interest rates. The interest bearing assets and liabilities of the Company are mainly at floating rates and, accordingly, their fair values approximate cost. The Company would be negatively impacted, on balance, if interest rates were to increase.

(d)  The Company has not presented segmented data as it operates in only one business segment in the United States of America.

(e)  The Company had demand deposits of $35.0 million at December 31, 2002 (2001 - nil) with a financial subsidiary of the Company’s largest stockholder.

(f)  As part of the normal sale of homes, the Company provides customers with standard product one year limited warranties. The following summarizes the product warranties accrual recorded as part of accounts payable and other liabilities in the Consolidated Balance Sheet as at December 31:

2002

Balance, at beginning of year	$8,372
Payments made during the year	(3,445)
Warranties issued during the year	5,282
Adjustments to existing warranties	–

Balance, at end of year	$10,209

Note 10. Differences from Canadian Generally Accepted Accounting Principles

Accounting principles generally accepted in the United States of America (“U.S. GAAP”) differ in some respects from the principles that the Company would follow if their consolidated financial statements were prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). As the Spin-off (referred to in Note 1(a)) affected the United States and Canadian resident stockholders, the effects of significant accounting differences on the balance sheets and statements of income, stockholders’ equity and cash flows of the Company are quantified and described as follows:

(a)     Income Statement Differences

Under U.S. GAAP, certain selling and marketing costs are expensed as incurred, whereas under Canadian GAAP, they are capitalized. As a result, less costs were capitalized to inventory under U.S. GAAP than would be capitalized under Canadian GAAP. The main differences between U.S. GAAP and Canadian GAAP are summarized in the following table:

	Years Ended December 31

	2002	2001	2000

Net income as reported under U.S. GAAP	$43,289	$39,586	$28,586
Adjustments:
(i) Net change from selling and marketing costs	1,306	(386)	1,621
(ii) Tax effect of (i)	(522)	153	(648)

Net income under Canadian GAAP	$44,073	$39,353	$29,559

Earnings per share – basic and diluted	$1.38	$1.23	$1.03

The adjusted amounts above show the net effect of: a) selling and marketing costs that should have been capitalized to inventory instead of expensed in the current period; and b) those capitalized costs that were expensed through cost of sales as a result of the sale of inventory. This adjustment also affects the equity of the Company by the same net amount.

BROOKFIELD HOMES CORPORATION (Note 1)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except per share amounts)

In addition, U.S. GAAP requires that interests in joint ventures be accounted for using the equity method. Under Canadian GAAP, in cases where there is joint control, joint ventures are accounted for using the proportionate consolidation method. The Company’s proportionate share of revenue from joint ventures under Canadian GAAP for the years ended December 31, 2002, 2001 and 2000 was $65.7 million, $50.0 million and $61.6 million, respectively.

(b)     Balance Sheet Differences

The incorporation of the significant differences in accounting principles between Canadian GAAP and U.S. GAAP in the financial statements of the Company as at December 31, 2002 and 2001 would result in the following balance sheet presentation under Canadian GAAP:

	2002	2001

Assets
Housing and land inventory(i)	$758,690	$763,898
Investments in housing and land joint ventures	—	—
Receivables	74,534	65,688
Cash and cash equivalents	35,903	756
Deferred tax asset	34,566	56,141

	$903,693	$886,483

Liabilities and Equity
Project specific financings(i)	$345,485	$317,940
Accounts payable and other liabilities	112,086	50,071
Subordinated debt	98,300	214,935
Minority interest	24,772	15,029
Stockholders’ equity(ii)	323,050	288,508

	$903,693	$886,483

(i)	Housing and Land Inventory: There are two principal differences between Canadian GAAP and U.S. GAAP affecting the carrying value of assets and liabilities. These are summarized as follows:

Joint Ventures: Under U.S. GAAP, the equity method of accounting for joint ventures is applied. Under Canadian GAAP, the accounts of all joint ventures are proportionately consolidated according to the Company’s ownership interest in cases where there is joint control. The presentation of the Company’s joint ventures therefore requires adjustment to reflect the proportionate consolidation method of accounting for these interests.

Selling and Marketing Costs: Under U.S. GAAP, the book values of housing and land inventory differ from Canadian GAAP as a result of the differences in accounting for such costs as described in (a) above.

BROOKFIELD HOMES CORPORATION (Note 1)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except per share amounts)

     A summary of these differences between Canadian GAAP and U.S. GAAP in connection with significant balance sheet amounts is as follows:

	2002	2001

Housing and land inventory under U.S. GAAP	$616,425	$633,400
Canadian GAAP adjustments:
Proportionate consolidation of joint ventures	138,404	127,943
Selling and marketing costs capitalized under Canadian GAAP	3,861	2,555

Housing and land inventory under Canadian GAAP	$758,690	$763,898

Project specific financings under U.S. GAAP	$288,040	$284,185
Canadian GAAP adjustments:
Proportionate consolidation of joint ventures	57,445	33,755

Project specific financings under Canadian GAAP	$345,485	$317,940

(ii)	Stockholders’ Equity: The cumulative impact of Canadian GAAP adjustments to stockholders’ equity as at December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Stockholders’ equity under U.S. GAAP	$320,738	$286,980	$211,092
Cumulative effect of prior years’ adjustments	1,528	1,761	788
Adjustment to income under Canadian GAAP	784	(233)	973

Stockholders’ equity under Canadian GAAP	$323,050	$288,508	$212,853

(c)     Statement of Cash Flows Differences

The statements of cash flows prepared under Canadian GAAP differ from those prepared in accordance with U.S. GAAP because Canadian GAAP requires the presentation of cash flows from joint ventures on a proportionate basis in cases where there is joint control. Under U.S. GAAP, cash flows from joint ventures are disclosed as an investing activity. As a result of differences in accounting for the items described, the summarized statements of cash flows under Canadian GAAP are as follows:

	2002	2001	2000

Cash flows from (applied to) the following activities:
Operating	$139,592	$(58,871)	$40,102
Investing	–	–	–
Financing	(104,445)	51,722	(34,906)

Net increase/(decrease) in cash and cash equivalents	$35,147	$(7,149)	$5,196

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information about our directors is incorporated by reference to our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2003 (120 days after the end of our fiscal year). The following table provides the name, residence, age and position of each of our current executive officers and significant employees.

Name	Residence	Age	Position Held

Officers:
Ian G. Cockwell	Oakville, Canada	55	President and Chief Executive Officer
Paul G. Kerrigan	Uxbridge, Canada	35	Executive Vice President, Chief Financial Officer and Treasurer
Shane D. Pearson	Toronto, Canada	30	Secretary
William B. Seith	Irvine, CA	53	Executive Vice President, Risk Management

Significant Employees:
Stephen P. Doyle	San Diego, CA	45	President, Brookfield Homes San Diego Inc.
Robert Hubbell	Herndon, VA	45	President, Brookfield Washington Inc.
Jeffrey J. Prostor	Balboa Island, CA	49	President, Brookfield Homes Southland Inc.
John J. Ryan	Danville, CA	43	President, Brookfield Homes Bay Area Inc.
Richard T. Whitney	Ramona, CA	39	President, Brookfield California Land Holdings LLC

Ian Cockwell was appointed President and Chief Executive Officer in October 2002. Since 1994, Mr. Cockwell has served in various senior executive positions with Brookfield Residential Group, a division of Brookfield Properties. From 1998 to December 2002, Mr. Cockwell was Chairman and Chief Executive Officer responsible for Brookfield Properties’ master-planned communities business.

Paul Kerrigan was appointed Executive Vice President, Chief Financial Officer and Treasurer in October 2002. From 1999 to December 2002, Mr. Kerrigan served as Senior Vice President and Chief Financial Officer of Brookfield Residential Group, a division of Brookfield Properties. Mr. Kerrigan joined Brookfield Properties in 1996 and holds a Chartered Accountant designation.

Shane Pearson was appointed Secretary in October 2002. From 2001 to December 2002, Mr. Pearson served as Corporate Secretary of Brookfield Residential Group, a division of Brookfield Properties. Mr. Pearson joined Brookfield Properties in 2001. Prior to joining Brookfield Properties, Mr. Pearson was employed by Blake, Cassels & Graydon LLP, a law firm, from 1999 to 2001. From 1996 until 1999, Mr. Pearson attended the University of Toronto Faculty of Law.

William Seith was appointed Executive Vice President, Risk Management in October 2002. From 1994 to December 2002, Mr. Seith served in various senior executive positions with Brookfield Residential Group.

Stephen Doyle was appointed President of our San Diego / Riverside business unit in 1996. Mr. Doyle has 24 years of experience in the real estate industry. Prior to joining Brookfield Properties, Mr. Doyle spent 15 years working for the Baldwin Company and Pardee Homes. Mr. Doyle is a licensed attorney and registered civil engineer in California.

Robert Hubbell was appointed President of our Northern Virginia business unit in 1998. Mr. Hubbell has 20 years of experience in the real estate industry.

Jeffrey Prostor was appointed President of our Southland / Los Angeles business unit in 1996. Mr. Prostor has 20 years of experience in the real estate industry. Prior to joining Brookfield Properties, Mr. Prostor spent six years in city planning and seven years with homebuilder Taylor Woodrow.

John Ryan was appointed President of our San Francisco Bay Area business unit in 1995. Mr. Ryan has 20 years of real estate and development experience. After six years as a manager in public accounting, specializing in real estate, Mr. Ryan spent eight years with KB Home before joining Brookfield Properties in 1995. Mr. Ryan is a licensed Certified Public Accountant and general contractor.

Richard Whitney was appointed President of Brookfield California Land Holdings LLC in 2002. Prior to his appointment, Mr. Whitney served as Senior Vice President, Finance of Brookfield Residential Group. Mr. Whitney joined Brookfield Properties in 1994.

Item 11. Executive Compensation

The information called for by this item is incorporated by reference from our 2003 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2003 (120 days after the end of our fiscal year).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2002:

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by stockholders	542,625	$10.00	1,457,375
Equity compensation plans not approved by stockholders	–	n/a	—

Total	542,625	$10.00	1,457,375

The remaining information called for by this item is incorporated by reference from our 2003 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2003 (120 days after the end of our fiscal year).

Item 13. Certain Relationships and Related Transactions

The information called for by this item is incorporated by reference from our 2003 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2003 (120 days after the end of our fiscal year).

Item 14. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. As of a date within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a — 14(c) and 15d — 14(c) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out by the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that as of such date the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.

(b)  Changes in Internal Controls. Subsequent to the completion of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(i)	Financial Statements:

See Item 8 of this report, beginning on page 29.

(ii)	Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have either been incorporated in the consolidated financial statements and accompanying notes or are not applicable to us.

(iii)	Exhibits:

Refer to the Exhibit Index to this report.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March, 2003.

BROOKFIELD HOMES CORPORATION

By:	/s/ IAN G. COCKWELL Ian G. Cockwell President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. BRUCE FLATT J. Bruce Flatt	Chairman of the Board	March 25, 2003

/s/ IAN G. COCKWELL Ian G. Cockwell	President and Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2003

/s/ PAUL G. KERRIGAN Paul G. Kerrigan	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2003

/s/ GORDON E. ARNELL Gordon E. Arnell	Director	March 25, 2003

/s/ ROBERT A. FERCHAT Robert A. Ferchat	Director	March 25, 2003

/s/ BRUCE T. LEHMAN Bruce T. Lehman	Director	March 25, 2003

/s/ ALAN NORRIS Alan Norris	Director	March 25, 2003

/s/ ROBERT L. STELZL Robert L. Stelzl	Director	March 25, 2003

/s/ MICHAEL D. YOUNG Michael D. Young	Director	March 25, 2003

/s/ DAVID M. SHERMAN David M. Sherman	Director	March 25, 2003

CERTIFICATIONS

I, Ian G. Cockwell, certify that:

1.	I have reviewed this annual report on Form 10-K of Brookfield Homes Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a — 14 and 15d — 14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 25, 2003

By:	/s/ IAN G. COCKWELL

Ian G. Cockwell President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Paul G. Kerrigan, certify that:

1.	I have reviewed this annual report on Form 10-K of Brookfield Homes Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a — 14 and 15d — 14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 25, 2003

By:	/s/ PAUL G. KERRIGAN

Paul G. Kerrigan Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Purchase Agreement between Brookfield California Holdings Inc. and Brookfield Homes Corporation, effective as of September 30, 2002 – Incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
2.2	Purchase Agreement between Brookfield Homes (US) Inc. and Brookfield Homes Holdings Inc., effective as of September 30, 2002 – Incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
2.3	Purchase Agreement between Brookfield Washington Inc. and Brookfield Homes Holdings Inc., effective as of September 30, 2002 – Incorporated by reference to Exhibit 2.3 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
2.4	Purchase Agreement between Brookfield Homes of California Inc. and Brookfield Homes Holdings Inc., effective as of September 30, 2002 – Incorporated by reference to Exhibit 2.4 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
2.5	Purchase Agreement between Brookfield Washington Inc., Brookfield Homes of California Inc. and Brookfield Homes Corporation, effective as of September 30, 2002 – Incorporated by reference to Exhibit 2.5 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
2.6	Purchase Agreement between Brookfield Homes of California Inc. and Intercontinental Investment & Development Bank Corporation, effective as of September 30, 2002 – Incorporated by reference to Exhibit 2.6 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
3.1	Amended and Restated Certificate of Incorporation – Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
3.2	By-laws – Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
4.1	Description of Common Stock (see Article FOURTH of Exhibit A to Exhibit 3.1) – Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001- 31524) filed with the Commission.
4.2	Form of Note issued by Brookfield Homes Holdings Inc. – Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
4.3	Form of Credit Facility – Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
4.4	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments.*
10.1	License Agreement – Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
10.2	Shared Services Agreement – Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
10.3	Guarantee Indemnity Agreement – Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
10.4	Bond Indemnity Agreement – Incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
10.5	Form of Stock Option Plan – Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
10.6	Form of Deferred Share Unit Plan – Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
21.1	List of Subsidiaries – Incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
99.1	Certificate of the Chief Executive Officer and Chief Financial Officer under s.906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

Copies of the exhibits filed with or incorporated by reference into this Annual Report on Form 10-K do not accompany copies of this Annual Report on Form 10-K distributed to our stockholders. We will furnish a copy of any of such exhibits to any stockholder requesting the same.