Form 10-Q
period 2003-03-31
BROOKFIELD HOMES CORP
filed 2003-05-12
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
Commission File Number: 001 — 31524

BROOKFIELD HOMES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	37-1446709 (I.R.S. Employer Identification No.)

12865 Pointe Del Mar Suite 200 Del Mar, California (Address of Principal Executive Offices)	92014 (Zip Code)

(858) 481-8500
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒

As of April 30, 2003, the registrant had outstanding 32,027,681 shares of its common stock, $0.01 par value per share.

INDEX

BROOKFIELD HOMES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED BALANCE SHEETS

(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		March 31,	December 31,
	Note	2003	2002

Assets
Housing and land inventory	2	$634,753	$616,425
Investments in housing and land joint ventures	3	86,916	80,959
Receivables and other assets		60,920	74,534
Cash and cash equivalents		45,919	35,903
Deferred tax asset		26,408	36,115

		$854,916	$843,936

Liabilities and Equity
Project specific financings		$323,283	$288,040
Accounts payable and other liabilities		105,332	112,086
Subordinated debt due to related parties		64,000	98,300
Minority interest		26,983	24,772
Preferred stock - 10,000,000 shares authorized, no shares issued		—	—
Common stock - 65,000,000 shares authorized, 32,073,781 issued and outstanding at March 31, 2003 and December 31, 2002		320,738	320,738
Retained earnings		14,580	—

		$854,916	$843,936

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF NET INCOME

(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		(Unaudited)
		Three Months Ended March 31

	Note	2003	2002

Revenue
Housing		$81,443	$157,301
Land and other revenues		60,332	5,655
Equity in earnings from housing and land joint ventures		2,213	—

		143,988	162,956
Direct Cost of Sales		103,681	127,145

		40,307	35,811
Selling, general and administrative expense		9,735	14,904
Interest expense	2	5,511	7,744
Minority interest		774	1,287

Net Income Before Taxes		24,287	11,876
Income tax expense		9,707	4,750

Net Income		$14,580	$7,126

Earnings Per Share — Basic	1	$0.46	$0.22

Earnings Per Share — Diluted	1	$0.45	$0.22

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Three Months Ended March 31

	2003	2002

Cash Flows From Operating Activities
Net income	$14,580	$7,126
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Equity in earnings from housing and land joint ventures	(2,213)	—
Minority interest	774	1,287
Provision for deferred income taxes	9,707	4,750
Stock option expense	323	237
Changes in operating assets and liabilities:
Decrease in receivables and other assets	13,614	17,849
Increase in housing and land inventory	(18,328)	(35,856)
Increase/(decrease) in accounts payable and other liabilities	(7,077)	12,943

Net cash provided by operating activities	11,380	8,336

Cash Flows From Investing Activities
Net investments in housing and land joint ventures	(3,744)	(5,528)

Net cash used in investing activities	(3,744)	(5,528)

Cash Flows From Financing Activities
Net borrowings (repayments) under revolving project specific financings	35,243	(21,676)
Net borrowings under revolving subordinated debt	—	9,908
Repayment of subordinated debt	(34,300)	—
Net contributions from minority interest	1,437	8,204

Net cash provided by/(used in) financing activities	2,380	(3,564)

Increase/(decrease) in cash and cash equivalents	10,016	(756)
Cash and cash equivalents at beginning of period	35,903	756

Cash and cash equivalents at end of period	$45,919	$—

Supplemental Cash Flow Information
Interest paid	$4,621	$6,030

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

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

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the consolidated accounts of Brookfield Homes and its subsidiaries and investments in unconsolidated joint ventures. The financial statements for the comparative period are presented on a combined basis as if the Land and Housing Operations had been owned by the Company for the prior period presented.

The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the December 31, 2002 audited financial statements in the Company’s Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments necessary for fair presentation of the accompanying consolidated condensed financial statements have been made.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of net income for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(b) Earnings Per Share

Earnings per share are accounted for in accordance with SFAS 128. Earnings per share have been calculated on the weighted average number of common shares of Brookfield Homes for the period January 1, 2003 to March 31, 2003, and of Brookfield Properties for the period January 1, 2002 to March 31, 2002 divided by a factor of five to reflect the ratio of distribution of the Company’s shares to Brookfield Properties’ stockholders. The weighted average number of common shares outstanding used in the calculation of basic earnings per share for the three months ended March 31, 2003 and 2002 were 32.1 million and 32.3 million, respectively, and in connection with diluted earnings per share for the same periods were calculated on the basis that there were 32.2 million and 32.3 million shares outstanding, respectively, reflecting the dilutive impact of options issued by the Company.

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except per share amounts)

Note 2. Housing and Land Inventory

Housing and land inventory includes homes completed and under construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	March 31,	December 31,
	2003	2002

Housing under construction	$255,664	$200,734
Model homes	21,530	29,015
Land and land under development	357,559	386,676

	$634,753	$616,425

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three months ended March 31, 2003 and 2002, interest incurred and capitalized by the Company was $4.6 million and $6.0 million, respectively. Capitalized interest expensed for the same periods was $5.5 million and $7.7 million, respectively.

Note 3. Investments in Housing and Land Joint Ventures

The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures is as follows:

	March 31,	December 31,
	2003	2002

Assets
Housing and land inventory	$339,595	$327,588
Other assets	40,051	39,738

	$379,646	$367,326

Liabilities and Equity
Accounts payable and other liabilities	$15,860	$9,623
Project specific financings	202,428	201,574
Investment and advances
Brookfield Homes	86,916	80,959
Others	74,442	75,170

	$379,646	$367,326

	Three Months Ended March 31

	2003	2002

Revenue and Expenses
Revenue	$36,594	$—
Expenses	(31,056)	—

Net income	$5,538	$—

Company’s share of net income	$2,213	$—

In reporting the Company’s share of net income, all inter-company profits or losses from housing and land joint ventures are eliminated on lots purchased by the Company.

Note 4. Other

(a)  The Company had demand deposits of $35.0 million at March 31, 2003 (2002 - nil) with a financial subsidiary of the Company’s largest stockholder.

(b)  As part of the normal sale of homes, the Company provides customers with standard product one year limited warranties. The following summarizes the product warranties accrual recorded as part of accounts payable and other liabilities in the Consolidated Balance Sheet at March 31:

2003

Balance, at beginning of period	$10,209
Payments made during the period	(580)
Warranties issued during the period	840
Adjustments to existing warranties	—

Balance, at end of period	$10,469

Note 5. New Accounting Pronouncement

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 provides accounting guidance for consolidation of off-balance sheet entities with certain characteristics (variable interest entities). The consolidation requirements apply immediately to variable interest entities (“VIEs”) created after January 31, 2003 and no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for VIEs created prior to February 1, 2003. The Company has performed a preliminary assessment of the impact of adopting the requirements of FIN No. 46 for the Company’s subsidiaries and joint ventures and has determined that there are no additional disclosure requirements required at this time. The Company is in the process of evaluating the remainder of its investments and other interests in entities that may be deemed variable interest entities under the provisions of FIN No. 46. The Company believes that many of these interests and entities will not be consolidated, and may not ultimately fall under the provisions of FIN No. 46. The Company cannot make any definitive conclusion until it completes its evaluation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance and that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

	Three Months Ended March 31

Selected Financial Information ($ millions)	2003	2002

Revenue:
Housing	$82	$157
Land and other revenues	60	6
Equity in earnings from housing and land joint ventures	2	—

Total revenues	144	163
Cost of sales	104	127

Gross margin	40	36
Selling, general and administrative expense	10	15
Interest expense	5	8

Operating income	25	13
Minority interest	1	1

Net income before taxes	24	12
Income tax expense	9	5

Net income	$15	$7

	Three Months Ended March 31

Selected Operating Data	2003	2002

Home closings (units):
San Francisco Bay Area	31	33
Southland / Los Angeles	36	148
San Diego / Riverside	37	60
Northern Virginia	55	67

Consolidated total	159	308
Unconsolidated joint ventures	27	—

Total	186	308

Average selling price:
San Francisco Bay Area	$542,000	$542,000
Southland / Los Angeles	819,000	647,000
San Diego / Riverside	300,000	302,000
Northern Virginia	436,000	381,000

Average	$512,000	$511,000

Net new orders (units): (1)
San Francisco Bay Area	80	104
Southland / Los Angeles	61	171
San Diego / Riverside	151	64
Northern Virginia	130	120

Total	422	459

Backlog (units at end of period): (2)
San Francisco Bay Area	95	106
Southland / Los Angeles	148	233
San Diego / Riverside	233	87
Northern Virginia	254	166

Total	730	592

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations for consolidated projects.

(2)	Backlog represents the number of new homes subject to pending sales contracts for consolidated projects.

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

Net Income

Net income was $15 million for the three months ended March 31, 2003, an increase of $8 million over the first three months of 2002. Our increase in earnings was primarily due to the sale of 2,600 lots in Riverside County, California which contributed net income of $9.6 million, offset by fewer closings during the quarter due to fewer active projects and weather delays.

Revenues

Housing revenue for the three months ended March 31, 2003 was $82 million, a decrease of $75 million from the same period in 2002. The decrease was primarily due to 112 fewer closings in our Southland / Los Angeles operation, where our number of active projects was four compared to eleven in 2002. As new communities commence home closings, we expect 2003 revenues in our Southland / Los Angeles operation will significantly increase. Our average selling price of $512,000 for the three months ended March 31, 2003 was consistent with 2002.

For the three months ended March 31, 2003, land and other revenues totaled $60 million, an increase of $54 million over the same period in 2002. The increase resulted from the sale of 2,600 lots in Riverside County, California for net cash proceeds of $52 million. Our land revenues may vary significantly from period to period due to the timing and the nature of land sales as they generally occur on an opportunistic basis.

Equity in Earnings from Housing and Land Joint Ventures

Equity in earnings from housing and land joint ventures for the three months ended March 31, 2003 was $2 million compared with nil for the same period in 2002. Income contributed this quarter was primarily from our housing operations at the Fullerton joint venture in the Southland / Los Angeles area.

Gross Margin

Gross margin for the three months ended March 31, 2003 increased to $40 million, an increase of $4 million or 13% over the same period in 2002. The increase was due mainly to the sale of the 2,600 lots referred to previously, offset by a lower contribution from housing as a result of fewer homes closed. Excluding the sale of the 2,600 lots and the contribution from our joint ventures, our gross margin was 22.4% for the three months ended March 31, 2003 compared to 22.0% for the same period in 2002.

Other Expenses

Selling, general and administrative expenses as a percentage of housing revenue were 12.0% for the first three months of 2003 compared to 9.5% for the same period in 2002. The increase in this percentage was due to lower housing revenues in the first three months of 2003 and the existence of a fixed overhead component to selling, general and administrative expenses. Our selling, general and administrative expenses as a percentage of annual housing revenue are targeted to be 7.5%, but the percentage will fluctuate between quarters depending on the number of homes closed in any particular quarter.

Interest expense as a percentage of total revenue was 3.8% for the three months ended March 31, 2003 compared with 4.8% for the same period in 2002. Given that we capitalize interest costs to our projects, our level of interest expense may vary from period to period due to the mix of the projects that have home closings. Interest expense as a percentage of revenue is targeted between 4% and 5%, but we expect these targeted percentages to decrease in the future as our debt levels have decreased in the last two years and we plan to continue reducing our debt levels.

Sales Activity

Net new orders during the first quarter of 2003 were 37 units lower than the same period in 2002. The primary reason for the decline was fewer active communities during the first quarter of 2003, principally in the Southland / Los Angeles market offset by higher new orders in the San Diego / Riverside markets. First quarter 2003 net new orders of 422 units, together with the order backlog at December 31, 2002 of 467 units, totaled at March 31 approximately 57% of our 2003 planned 1,550 home closings.

Liquidity and Capital Resources

Financial Position

Our total assets as of March 31, 2003 were $855 million, consistent with December 31, 2002.

Our total debt as of March 31, 2003 was $387 million, consistent with $386 million as of December 31, 2002. Total debt as of March 31, 2003 consisted of $64 million of subordinated debt, bearing interest at 10% due to Brookfield Properties and $323 million of project specific financings. Project specific financings represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major lenders on a project specific basis are Bank of America, Housing Capital Corporation and Wells Fargo. As of March 31, 2003, the average interest rate on our project specific financing was 4.7% with maturity by market as follows:

	Maturities

($ millions)	2003	2004	2005	Total

San Francisco Bay Area	$59	$45	$—	$104
Southland / Los Angeles	67	19	—	86
San Diego / Riverside	48	43	—	91
Northern Virginia	22	9	11	42

Total	$196	$116	$11	$323

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

Cash provided by our operating activities totaled $11 million during the three months ended March 31, 2003 compared with $8 million for the same period in 2002. Our cash generated in the first three months of 2003 was due primarily to the sale of 2,600 lots in Riverside County, California offset by significant expenditures on the construction of our homes in sales backlog.

Cash used in our investing activities in joint ventures for the three months ended March 31, 2003 was $4 million, consistent with the same period in 2002.

Cash provided from our financing activities for the three months ended March 31, 2003 was $2 million compared with cash used of $4 million in 2002. Our cash from financing activities in the first quarter of 2003 came primarily from borrowing $35 million on construction and other development loans, offset by the repayment of subordinated debt of $34 million.

Contractual Obligations and Other Commitments

We generally fund the development of our communities through the use of project specific financing. As of March 31, 2003, we had project specific debt lines of $160 million that were available to complete land development and construction activities.

In addition to our unsecured subordinated debt of $64 million as of March 31, 2003, which matures in 2005, a total of $312 million of our project specific financings mature prior to the end of 2004. The high level of maturities in 2003 and 2004 is due to our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate cash flow from our assets in 2003 and 2004 to repay these obligations. Our net debt to total capitalization ratio as of March 31, 2003, which is defined as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 49%. It is our goal to continue to reduce this ratio by the end of 2003. For a description of the specific risks facing us, if for any reason we are unable to meet these obligations, refer to the section of our 2002 Annual Report on Form 10-K entitled “Risk Factors — Our Debt and Leverage Could Adversely Affect our Financial Condition.”

We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of March 31, 2003, we had for these purposes $25 million in letters of credit outstanding and $253 million in performance bonds. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.

Stock Repurchase Program

In February 2003, our board of directors approved a share repurchase program which allows us to repurchase up to $40 million of our outstanding common shares. As of March 31, 2003, we had not repurchased any shares. During April 2003, we repurchased 46,100 shares at an average cost of $13.53.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q include statements with respect to:

•	expected home closings and project completions;

•	estimates of revenues, cash flows, debt levels and debt to capitalization ratio;

•	the effect of interest rate changes;

•	targeted selling, general and administrative expenses as a percentage of housing revenue;

•	targeted interest expense as a percentage of revenue;

•	the effect on our business of existing lawsuits; and

•	whether or not our letters of credit or performance bonds will be drawn upon.

Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

•	changes in general economic, real estate and other conditions;

•	mortgage rate changes;

•	availability of suitable undeveloped land at acceptable prices;

•	adverse legislation or regulation;

•	ability to obtain necessary permits and approvals for the development of our land;

•	availability of labor or materials or increases in their costs;

•	ability to develop and market our master-planned communities successfully;

•	confidence levels of consumers;

•	ability to raise capital on favorable terms;

•	adverse weather conditions and natural disasters;

•	relations with the residents of our communities;

•	risks associated with increased insurance costs or unavailability of adequate coverage and ability to obtain surety bonds;

•	competitive conditions in the homebuilding industry, including product and pricing pressures; and

•	additional risks and uncertainties referred to in our Form 10-K for the year ended December 31, 2002 and our other SEC filings, many of which are beyond our control.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange Rates

We conduct business in U.S. dollars only, so we are not exposed to currency risks.

Interest Rates

We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. Based on our debt levels as of March 31, 2003, a 1% change up or down in interest rates would have either a positive or negative effect of approximately $3 million on our cash flows.

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. As of a date within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a — 14(c) and 15d — 14(c) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out by our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that as of such date our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in Internal Controls. Subsequent to the completion of their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal actions arising in the ordinary course of our business. We believe that none of these actions, either individually or in the aggregate will have a material adverse effect on our financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

99.1	Certification of the Chief Executive Officer and Chief Financial Officer under s.906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of May, 2003.

BROOKFIELD HOMES CORPORATION

By: /s/ PAUL G. KERRIGAN Paul G. Kerrigan Executive Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Ian G. Cockwell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Brookfield Homes Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a — 14 and 15d — 14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003

By:	/s/ IAN G. COCKWELL Ian G. Cockwell President and Chief Executive Officer

CERTIFICATIONS

I, Paul G. Kerrigan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Brookfield Homes Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a — 14 and 15d — 14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003

By:	/s/ PAUL G. KERRIGAN Paul G. Kerrigan Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit	Description

99.1	Certification of the Chief Executive Officer and Chief Financial Officer under s.906 of the Sarbanes-Oxley Act of 2002.