Form 10-Q
period 2003-06-30
BROOKFIELD HOMES CORP
filed 2003-08-12
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
Commission File Number: 001 – 31524

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

As of August 4, 2003, the registrant had outstanding 31,973,781 shares of its common stock, $0.01 par value per share.

INDEX

BROOKFIELD HOMES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED BALANCE SHEETS

(all dollar amounts are in thousands of U.S. dollars)

		June 30,
		2003	December 31,
	Note	(Unaudited)	2002

Assets
Housing and land inventory	2	$638,974	$616,425
Investments in housing and land joint ventures	3	84,571	80,959
Receivables and other assets		66,349	74,534
Cash and cash equivalents	4	36,329	35,903
Deferred tax asset		18,423	36,115

		$844,646	$843,936

Liabilities and Equity
Project specific financings		$314,214	$288,040
Accounts payable and other liabilities		117,509	112,086
Subordinated debt due to related party		40,000	98,300
Minority interest		29,543	24,772
Preferred stock - 10,000,000 shares authorized, no shares issued		—	—
Common stock - 65,000,000 shares authorized, 31,982,781 (excluding 91,000 shares in treasury with a cost of $1,336) and 32,073,781 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively		319,402	320,738
Retained earnings		23,978	—

		$844,646	$843,936

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF NET INCOME

(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		(Unaudited)

		Three Months Ended June 30		Six Months Ended June 30

	Note	2003	2002	2003	2002

Revenue
Housing		$183,343	$198,453	$264,786	$355,754
Land and other revenues		5,953	10,662	66,285	16,317
Equity in earnings from housing and land joint ventures		10,363	—	12,576	—

		199,659	209,115	343,647	372,071
Direct Cost of Sales		152,983	167,591	256,664	294,736

		46,676	41,524	86,983	77,335
Selling, general & administrative expense		16,819	14,076	26,554	28,980
Interest expense	2	7,512	9,070	13,023	16,814
Minority interest		2,400	1,760	3,174	3,047

Net Income Before Taxes		19,945	16,618	44,232	28,494
Income tax expense		7,985	6,648	17,692	11,398

Net Income		$11,960	$9,970	$26,540	$17,096

Earnings Per Share — Basic	1	$0.37	$0.31	$0.83	$0.53

Earnings Per Share — Diluted	1	$0.37	$0.31	$0.82	$0.53

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)

	Six Months Ended June 30,

	2003	2002

Common Stock
Opening balance	$320,738	$1
Repurchase of common shares	(1,336)	—

Ending balance	319,402	1

Combined Companies’ Capital
Opening balance	—	286,979
Contributions of capital	—	—
Distributions of capital	—	—
Net income	—	17,096

Ending balance	—	304,075

Retained Earnings
Opening balance	—	—
Net income	26,540	—
Dividends	(2,562)	—

Ending balance	23,978	—

Total stockholders’ equity	$343,380	$304,076

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)

	Six Months Ended June 30

	2003	2002

Cash Flows From Operating Activities
Net income	$26,540	$17,096
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Undistributed income from housing and land joint ventures	(2,807)	—
Minority interest	3,174	3,047
Provision for deferred income taxes	17,692	11,398
Stock option expense	1,258	474
Changes in operating assets and liabilities:
Decrease in receivables and other assets	8,185	14,884
Increase in housing and land inventory	(22,549)	(77,003)
Increase in accounts payable and other liabilities	4,165	19,575

Net cash provided by/(used in) operating activities	35,658	(10,529)

Cash Flows From Investing Activities
Net investments in housing and land joint ventures	(805)	2,019

Net cash (used in)/provided by investing activities	(805)	2,019

Cash Flows From Financing Activities
Net borrowings (repayments) under revolving project specific financings	26,174	(10,845)
Net borrowings under revolving subordinated debt	—	14,335
Repayment of subordinated debt	(58,300)	—
Net contributions from minority interest	1,597	8,529
Repurchase of common shares	(1,336)	—
Dividends paid	(2,562)	—

Net cash (used in)/provided by financing activities	(34,427)	12,019

Increase in cash and cash equivalents	426	3,509
Cash and cash equivalents at beginning of period	35,903	756

Cash and cash equivalents at end of period	$36,329	$4,265

Supplemental Cash Flow Information
Interest paid	$8,854	$13,142

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

The financial statements have been prepared by management without audit and should be read in conjunction with the December 31, 2002 audited financial statements in the Company’s Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments necessary for fair presentation of the accompanying consolidated condensed financial statements have been made.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of net income for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(b)  Earnings Per Share

Earnings per share is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128. Earnings per share have been calculated on the weighted average number of common shares of Brookfield Homes for the three and six month periods ended June 30, 2003 and of Brookfield Properties for the three and six month period ended June 30, 2002 divided by a factor of five to reflect the ratio of distribution of the Company’s shares to Brookfield Properties’ stockholders. The weighted average number of common shares outstanding used in the calculation of basic earnings per share for the three months ended June 30, 2003 and 2002 were 32.0 million and 32.2 million, respectively, and for the six months ended June 30, 2003 and 2002 were 32.1 million and 32.3 million, respectively. Diluted earnings per share for the same periods were calculated on the basis that for the three months ended June 30, 2003 and 2002 there were 32.3 million and 32.2 million shares outstanding, respectively, and for the six months ended June 30, 2003 and 2002 there were 32.3 million and 32.3 million shares outstanding, respectively, reflecting the dilutive impact of options issued by the Company.

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except per share amounts)

Note 2. Housing and Land Inventory

Housing and land inventory includes homes completed and under construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	June 30,	December 31,
	2003	2002

Housing under construction	$261,969	$200,734
Model homes	27,869	29,015
Land and land under development	349,136	386,676

	$638,974	$616,425

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three months ended June 30, 2003 and 2002, interest incurred and capitalized by the Company was $4.2 million and $7.1 million, respectively. Capitalized interest expensed for the same periods was $7.5 million and $9.1 million, respectively. For the six months ended June 30, 2003 and 2002, interest incurred and capitalized by the Company was $8.9 million and $13.1 million, respectively. Capitalized interest expensed for the same periods was $13.0 million and $16.8 million, respectively.

Note 3. Investments in Housing and Land Joint Ventures

The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures is as follows:

	June 30,	December 31,
	2003	2002

Assets
Housing and land inventory	$338,100	$327,588
Other assets	38,522	39,738

	$376,622	$367,326

Liabilities and Equity
Accounts payable and other liabilities	$17,597	$9,623
Project specific financings	199,727	201,574
Investment and advances
Brookfield Homes	84,571	80,959
Others	74,727	75,170

	$376,622	$367,326

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenue and Expenses
Revenue	$67,957	$—	$104,551	$—
Expenses	45,358	—	76,414	—

Net income	$22,599	$—	$28,137	$—

Company’s share of net income	$10,363	$—	$12,576	$—

In reporting the Company’s share of net income, all inter-company profits or losses from housing and land joint ventures are eliminated on lots purchased by the Company.

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except per share amounts)

The Company and / or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At June 30, 2003, the Company had recourse guarantees of $68.0 million and limited maintenance guarantees of $37.8 million with respect to debt in its joint ventures.

Note 4. Other

(a)  When selling a home, it is normal course for the Company to provide customers with standard product one year limited warranties. The following summarizes the product warranties accrual recorded as part of accounts payable and other liabilities in the Consolidated Balance Sheet at June 30:

2003

Balance, at beginning of period	$10,209
Payments made during the period	(1,840)
Warranties issued during the period	2,820

Balance, at end of period	$11,189

(b)  The Company had demand deposits of $20.0 million at June 30, 2003 (December 31, 2002 — $35.0 million) with a financial subsidiary of the Company’s largest stockholder.

Note 5. New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 provides accounting guidance for consolidation of off-balance sheet entities with certain characteristics (variable interest entities). The consolidation requirements apply immediately to variable interest entities (“VIEs”) created after January 31, 2003 and no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for VIEs created prior to February 1, 2003. The Company has performed an assessment of the impact of adopting the requirements of FIN No. 46 for the Company’s subsidiaries and joint ventures created after January 31, 2003 and has determined that there are no additional disclosure requirements required. The Company is in the process of evaluating the remainder of its investments and other interests in entities that may be deemed variable interest entities under the provisions of FIN No. 46. The Company cannot make any definitive conclusion until it completes its evaluation in the third fiscal quarter.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In particular, it: clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative; clarifies when a derivative contains a financing component; amends the definition of an underlying; and amends certain other existing pronouncements. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of SFAS 149 will have a material impact on the results of operations or financial conditions.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that the adoption of SFAS 150 will have a material impact on the results of operations or financial condition.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,

Selected Financial Information ($ millions)	2003	2002	2003	2002

Revenue:
Housing	$184	$198	$265	$356
Land and other revenues	6	11	66	16
Equity in earnings from housing and land joint ventures	10	—	13	—

Total revenues	200	209	344	372
Cost of sales	153	167	257	295

Gross margin	47	42	87	77
Selling, general and administrative expense	17	14	27	29
Interest expense	8	9	13	17

Operating income	22	19	47	31
Minority interest	2	2	3	3

Net income before taxes	20	17	44	28
Income tax expense	8	7	17	11

Net income	$12	$10	$27	$17

	Three Months Ended June 30,		Six Months Ended June 30,

Selected Operating Data	2003	2002	2003	2002

Home closings (units):
San Francisco Bay Area	69	66	100	99
Southland / Los Angeles	68	181	104	329
San Diego / Riverside	96	65	133	125
Northern Virginia	91	100	146	167

Consolidated total	324	412	483	720
Unconsolidated joint ventures	37	—	64	—

Total	361	412	547	720

Average selling price:
San Francisco Bay Area	$626,000	$638,000	$600,000	$606,000
Southland / Los Angeles	1,047,000	506,000	968,000	569,000
San Diego / Riverside	292,000	378,000	294,000	342,000
Northern Virginia	451,000	402,000	445,000	393,000

Average	$566,000	$482,000	$548,000	$494,000

Net new orders (units):(1)
San Francisco Bay Area	108	81	188	185
Southland / Los Angeles	98	136	159	307
San Diego / Riverside	180	127	331	191
Northern Virginia	193	195	323	315

Total	579	539	1,001	998

Backlog (units at end of period):(2)
San Francisco Bay Area	134	121
Southland / Los Angeles	178	188
San Diego / Riverside	317	149
Northern Virginia	356	261

Total	985	719

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations for consolidated projects.

(2)	Backlog represents the number of new homes subject to pending sales contracts for consolidated projects.

Three and Six Months Ended June 30, 2003 Compared with the Three and Six Months Ended June 30, 2002

Net Income

Net income was $12 million and $27 million for the three and six months ended June 30, 2003, an increase of $2 million and $10 million, respectively, over the three and six months ended June 30, 2002. Our increase in earnings for the three and six months ended June 30, 2003 was primarily due to the sale of lots in southern California, which contributed net income for the periods of $4 million and $14 million, respectively, offset by fewer closings due to fewer active projects and weather delays.

Revenues

Housing revenue was $184 million and $265 million for the three and six months ended June 30, 2003, a decrease of $15 million and $91 million, respectively, from the comparable periods of 2002. The decrease in housing revenue during the first three and six months of 2003 was primarily due to 113 and 225 fewer home closings during these periods, respectively, in our Southland / Los Angeles operation where our number of active projects was four compared to eleven in 2002. As home closings commence in new communities, we expect revenues in our Southland / Los Angeles operation to increase during the last six months of the year.

Our average selling price was $566,000 and $548,000 for the three and six months ended June 30, 2003, compared to $482,000 and $494,000, respectively, for the same periods in 2002. The increase in average selling prices was due to product mix and price appreciation in the markets in which we operate. The average selling price in our Southland / Los Angeles operation increased to $1,047,000 and $968,000 for the three and six months ended June 30, 2003, an increase of $541,000 and $399,000, respectively, over the same periods in 2002. The increase in both periods is primarily due to product mix as over 40% of the closings in 2003 were in Newport Coast where average selling prices are higher.

For the six months ended June 30, 2003, land and other revenues totaled $66 million, an increase of $50 million over the same period in 2002. The increase resulted primarily from the sale of 2,600 lots in southern California for net cash proceeds of $52 million. Our land revenues may vary significantly from period to period due to the timing and the nature of land sales as they generally occur on an opportunistic basis.

Equity in Earnings from Housing and Land Joint Ventures

Equity in earnings from housing and land joint ventures for the three and six months ended June 30, 2003 was $10 million and $13 million, respectively, compared with nil for the same periods in 2002. Income contributed during these periods was primarily from our housing operations at the Fullerton joint venture in the Southland / Los Angeles area and additionally, the three months ended June 30, 2003 included a contribution of $7 million from the sale of lots in southern California.

Gross Margin

Gross margin for the three months ended June 30, 2003 increased to $47 million, an increase of $5 million or 12% over the same period in 2002. Gross margin for the six months ended June 30, 2003 increased to $87 million, an increase of $10 million or 12% over the same period in 2002. The increase during these periods was due mainly to the sale of lots in southern California referred to previously, offset by a lower contribution from housing as a result of fewer homes closed. Excluding the sale of lots and the contribution from our joint ventures, our gross margin was 19% and 20% for the three and six months ended June 30, 2003 compared to 20% and 21%, respectively, for the same periods in 2002.

Other Expenses

Selling, general and administrative expenses as a percentage of housing revenue were 9% and 10% for the three and six months ended June 30, 2003 compared to 7% and 8%, respectively, for the same periods in 2002. The increase in percentage during these periods was due to lower housing revenue in the three and six months ended June 30, 2003, and the fixed overhead component to selling, general and administrative expenses. Our selling, general and administrative expenses as a percentage of annual housing revenue are targeted to be 7.5%, but the percentage will fluctuate between periods depending on the number of homes closed in any particular period.

Interest expense as a percentage of total revenue was 4% for both the three and six months ended June 30, 2003, consistent with the same periods in 2002. Given that we capitalize interest costs to our projects, our level of interest expense may vary from period to period due to the mix of the projects that have home closings. Interest expense as a percentage of revenue is targeted between 4% and 5%, but we expect these targeted percentages to decrease in the future as our debt levels have decreased in the last two years.

Sales Activity

Net new orders increased by 40 units for the three months ended June 30, 2003 compared to the same period in 2002. Strong market conditions contributed to this increase in our San Diego / Riverside area with net new orders totaling 180 units. Net new orders for the first six months of 2003, together with order backlog at December 31, 2002 of 467 units, total 95% of our planned 1,550 home closings for 2003.

Liquidity and Capital Resources

Financial Position

Our total assets as of June 30, 2003 were $845 million, consistent with December 31, 2002.

Our total debt as of June 30, 2003 was $354 million, a decrease of $32 million from our December 31, 2002 total of $386 million. Total debt as of June 30, 2003 consisted of $40 million of subordinated debt, bearing interest at 10% due to Brookfield Properties Corporation and $314 million of project specific financings. Project specific financings represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major lenders on a project specific basis are Bank of America, Housing Capital Corporation and Wells Fargo. As of June 30, 2003, the average interest rate on our project specific financing was 4.5% with maturity by market as follows:

	Maturities

($ millions)	2003	2004	2005	Total

San Francisco Bay Area	$44	$51	$—	$95
Southland / Los Angeles	38	33	—	71
San Diego / Riverside	43	60	—	103
Northern Virginia	25	13	7	45

Total	$150	$157	$7	$314

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

Cash provided by our operating activities totaled $36 million during the six months ended June 30, 2003 compared with cash used of $11 million for the same period in 2002. Our cash generated in the first six months of 2003 was due primarily to the sale of lots in southern California offset by significant expenditures on the construction of our homes in backlog.

Cash used in our investing activities for the six months ended June 30, 2003 was $1 million, compared with cash provided of $2 million for the same period in 2002.

Cash used in our financing activities for the six months ended June 30, 2003 was $34 million compared with cash provided of $12 million in 2002. Cash used in our financing activities through the first six months of 2003 was primarily the result of the repayment of subordinated debt of $58 million, offset by borrowings of $26 million on construction and other development loans.

Contractual Obligations and Other Commitments

We generally fund the development of our communities through the use of project specific financing. As of June 30, 2003, we had project specific debt lines of $137 million that were available to complete land development and construction activities.

In addition to our unsecured subordinated debt of $40 million as of June 30, 2003, which matures in 2005, a total of $307 million of our project specific financings mature prior to the end of 2004. The high level of maturities in 2003 and 2004 is due to our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate cash flow from our assets in 2003 and 2004 to repay these obligations. Our net debt to total capitalization ratio as of June 30, 2003, which is defined as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 46%. It is our goal to continue to reduce this ratio by the end of 2003. For a description of the specific risks facing us, if for any reason we are unable to meet these obligations, refer to the section of our 2002 Annual Report on Form 10-K entitled “Risk Factors — Our Debt and Leverage Could Adversely Affect our Financial Condition.”

We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of June 30, 2003, we had for these purposes $26 million in letters of credit outstanding and $248 million in performance bonds. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.

Stock Repurchase Program

In February 2003, our board of directors approved a share repurchase program which allows us to repurchase up to $40 million of our outstanding common shares. As of June 30, 2003, we had repurchased 91,000 of our shares at an average cost of $14.68.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “target,” “anticipate,” “expect,” “estimate,” “project,” “future,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q include statements with respect to:

•	expected home closings and project completions;

•	estimates of revenues, cash flows, debt levels and debt to capitalization ratio;

•	the effect of interest rate changes;

•	targeted selling, general and administrative expenses as a percentage of annual housing revenue;

•	targeted interest expense as a percentage of revenue;

•	the effect on our business of existing lawsuits; and

•	whether or not our letters of credit or performance bonds will be drawn upon.

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

Interest Rates

We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. Based on our debt levels as of June 30, 2003, a 1% change up or down in interest rates would have either a positive or negative effect of approximately $3 million on our cash flows.

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Control and Procedures. As of the end of our fiscal quarter ended June 30, 2003, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a - 15(e) and 15d — 15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

It should be noted that while our management, including the CEO and CFO, believe our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b)  Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2003 Annual Meeting of Stockholders was held on May 5, 2003. The following proposals were submitted to and approved by security holders at the Annual Meeting. All numbers reported are shares of our common stock.

(1)	The election of nine directors to hold office in accordance with our By-laws until the 2004 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

Nominee	For	Withheld Authority

Gordon E. Arnell	26,760,063	2,379,091
Ian G. Cockwell	29,138,593	561
Robert A. Ferchat	28,102,087	1,037,067
J. Bruce Flatt	27,385,726	1,753,428
Bruce T. Lehman	29,033,424	105,730
Alan Norris	29,138,619	535
David M. Sherman	29,138,610	544
Robert L. Stelzl	29,033,410	104,744
Michael D. Young	29,138,644	510

(2)	The ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the 2003 fiscal year.

For	Against	Abstain

28,906,136	232,660	358

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

31.1	Rule 13a-14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.

31.2	Rule 13a-14(a) certification by Paul G. Kerrigan, Executive Vice President, Chief Financial Officer and Treasurer.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer under s.906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

During the quarter ended June 30, 2003, we filed the following Current Reports on Form 8-K:

(1)	On April 10, 2003, we filed a Current Report on Form 8-K for the purpose of filing a press release announcing our net new orders and active selling communities for the quarterly periods ended March 31, 2003 and 2002.

(2)	On May 8, 2003, we filed a Current Report on Form 8-K for the purpose of filing a press release announcing our earnings and results of operations for the quarterly periods ended March 31, 2003 and 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August, 2003.

BROOKFIELD HOMES CORPORATION

By:	/s/ PAUL G. KERRIGAN

Paul G. Kerrigan Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a - 14(a) certification by Ian G. Cockwell, President & Chief Executive Officer.

31.2	Rule 13a - 14(a) certification by Paul G. Kerrigan, Executive Vice President, Chief Financial Officer and Treasurer.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer under s.906 of the Sarbanes-Oxley Act of 2002.