Form 10-Q
period 2003-09-30
BROOKFIELD HOMES CORP
filed 2003-11-14
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
Commission File Number: 001 – 31524

BROOKFIELD HOMES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	37-1446709
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

12865 Pointe Del Mar
Suite 200
Del Mar, California	92014
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

As of November 3, 2003, the registrant had outstanding 30,881,048 shares of its common stock, $0.01 par value per share.

INDEX

BROOKFIELD HOMES CORPORATION

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

EXHIBITS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED BALANCE SHEETS

(all dollar amounts are in thousands of U.S. dollars)

		September 30,
		2003	December 31,
	Note	(Unaudited)	2002

Assets
Housing and land inventory	2	$624,089	$616,425
Investments in housing and land joint ventures	3	84,309	80,959
Receivables and other assets		70,005	74,534
Cash and cash equivalents	4	94,677	35,903
Deferred tax asset		4,254	36,115

		$877,334	$843,936

Liabilities and Equity
Project specific and other financings		$387,221	$325,492
Accounts payable and other liabilities		110,461	74,634
Subordinated debt due to related party		—	98,300
Minority interest		28,553	24,772
Preferred stock — 10,000,000 shares authorized, no shares issued		—	—
Common stock — 65,000,000 shares authorized, 30,881,048 (excluding 1,192,733 shares in treasury with a cost of $21,695) and 32,073,781 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively		299,043	320,738
Retained earnings		52,056	—

		$877,334	$843,936

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF NET INCOME

(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		(Unaudited)

		Three Months Ended		Nine Months Ended
		September 30		September 30

	Note	2003	2002	2003	2002

Revenue
Housing		$232,111	$138,368	$496,897	$494,122
Land and other revenues		54,595	8,491	120,880	24,808
Equity in earnings from housing and land joint ventures		1,888	2,488	14,464	2,488

		288,594	149,347	632,241	521,418
Direct Cost of Sales		208,221	113,934	464,885	408,670

		80,373	35,413	167,356	112,748
Selling, general & administrative expense		18,911	11,429	45,465	40,409
Interest expense	2	7,116	6,462	20,139	23,276
Minority interest		7,548	1,478	10,722	4,525

Net Income Before Taxes		46,798	16,044	91,030	44,538
Income tax expense		18,720	6,418	36,412	17,816

Net Income		$28,078	$9,626	$54,618	$26,722

Earnings Per Share — Basic	1	$0.88	$0.30	$1.71	$0.83

Earnings Per Share — Diluted	1	$0.87	$0.30	$1.69	$0.83

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Common Stock
Opening balance	$320,738	$1
Repurchase of common shares	(21,695)	—

Ending balance	299,043	1

Combined Companies’ Capital
Opening balance	—	286,979
Contributions of capital	—	8,298
Net income	—	26,722

Ending balance	—	321,999

Retained Earnings
Opening balance	—	—
Net income	54,618	—
Dividends	(2,562)	—

Ending balance	52,056	—

Total stockholders’ equity	$351,099	$322,000

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)

	Nine Months Ended
	September 30

	2003	2002

Cash Flows From Operating Activities
Net income	$54,618	$26,722
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Undistributed income from housing and land joint ventures	(3,871)	(2,488)
Minority interest	10,722	4,525
Provision for deferred income taxes	31,861	17,816
Stock option expense	1,664	948
Changes in operating assets and liabilities:
Decrease in receivables and other assets	4,529	20,694
Increase in housing and land inventory	(7,664)	(41,107)
Increase in accounts payable and other liabilities	34,163	21,080

Net cash provided by operating activities	126,022	48,190

Cash Flows From Investing Activities
Net recovery from/(investment in) housing and land joint ventures	521	(15,480)

Net cash provided by/(used in) investing activities	521	(15,480)

Cash Flows From Financing Activities
Net borrowings under revolving project specific and other financings	61,729	35,327
Net borrowings under revolving subordinated debt	—	(71,673)
Repayment of subordinated debt	(98,300)	—
Net (distributions to)/contributions from minority interest	(6,941)	3,479
Contributions of capital	—	1,496
Repurchase of common shares	(21,695)	—
Dividends paid	(2,562)	—

Net cash used in financing activities	(67,769)	(31,371)

Increase in cash and cash equivalents	58,774	1,339
Cash and cash equivalents at beginning of period	35,903	756

Cash and cash equivalents at end of period	$94,677	$2,095

Supplemental Cash Flow Information
Interest paid	$13,904	$17,321

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

The Company historically experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of net income for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. In addition, certain of the comparative figures have been reclassified to conform with the current year’s presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(b)	Earnings Per Share

Earnings per share is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128. Earnings per share have been calculated on the weighted average number of common shares of Brookfield Homes for the three and nine month periods ended September 30, 2003 and of Brookfield Properties for the three and nine month periods ended September 30, 2002 divided by a factor of five to reflect the ratio of distribution of the Company’s shares to Brookfield Properties’ stockholders. The weighted average number of common shares outstanding used in the calculation of basic earnings per share for the three months ended September 30, 2003 and 2002 were 32.0 million and 32.2 million, respectively, and for the nine months ended September 30, 2003 and 2002 were 32.0 million and 32.2 million, respectively. Diluted earnings per share for the same periods were calculated on the basis that for the three months ended September 30, 2003 and 2002 there were 32.4 million and 32.2 million shares outstanding, respectively, and for the nine months ended September 30, 2003 and 2002 there were 32.4 million and 32.2 million shares outstanding, respectively, reflecting the dilutive impact of options issued by the Company.

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except per share amounts)

Note 2.   Housing and Land Inventory

Housing and land inventory includes homes completed and under construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	September 30,	December 31,
	2003	2002

Housing under construction	$255,611	$200,734
Model homes	23,843	29,015
Land and land under development	344,635	386,676

	$624,089	$616,425

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three months ended September 30, 2003 and 2002, interest incurred and capitalized by the Company was $5.1 million and $4.2 million, respectively. Capitalized interest expensed for the same periods was $7.1 million and $6.5 million, respectively. For the nine months ended September 30, 2003 and 2002, interest incurred and capitalized by the Company was $13.9 million and $17.3 million, respectively. Capitalized interest expensed for the same periods was $20.1 million and $23.3 million, respectively.

Note 3.   Investments in Housing and Land Joint Ventures

The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures is as follows:

	September 30,	December 31,
	2003	2002

Assets
Housing and land inventory	$325,386	$327,588
Other assets	44,906	39,738

	$370,292	$367,326

Liabilities and Equity
Accounts payable and other liabilities	$20,466	$9,623
Project specific financings	188,852	201,574
Investment and advances
Brookfield Homes	84,309	80,959
Others	76,665	75,170

	$370,292	$367,326

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue and Expenses
Revenue	$57,170	$53,951	$161,721	$53,951
Expenses	47,694	44,713	124,108	44,713

Net income	$9,476	$9,238	$37,613	$9,238

Company’s share of net income	$1,888	$2,488	$14,464	$2,488

In reporting the Company’s share of net income, all inter-company profits or losses from housing and land joint ventures are eliminated on lots purchased by the Company.

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except per share amounts)

The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At September 30, 2003, the Company had recourse guarantees of $56.7 million and limited maintenance guarantees of $35.8 million with respect to debt in its joint ventures.

Note 4.   Other

(a)	When selling a home, it is normal course for the Company to provide customers with standard product one year limited warranties. The following summarizes the product warranties accrual recorded as part of accounts payable and other liabilities in the Consolidated Balance Sheet as at September 30:

2003

Balance, at beginning of period	$10,209
Payments made during the period	(3,492)
Warranties issued during the period	4,070

Balance, at end of period	$10,787

(b)	The Company had demand deposits of $100 million at September 30, 2003 (December 31, 2002 — $35.0 million) with a financial subsidiary of the Company’s largest stockholder.

Note 5.   New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 provides accounting guidance for consolidation of off-balance sheet entities with certain characteristics (variable interest entities). The consolidation requirements apply immediately to variable interest entities (“VIEs”) created after January 31, 2003 and no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003 for VIEs created prior to February 1, 2003. The Company has performed an assessment of the impact of adopting the requirements of FIN No. 46 for the Company’s subsidiaries and joint ventures created after January 31, 2003 and has determined that there are no additional disclosure requirements required. The Company is in the process of evaluating the remainder of its investments and other interests in entities that may be deemed variable interest entities under the provisions of FIN No. 46. The Company cannot make any definitive conclusion until it completes its evaluation in the fourth fiscal quarter.

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In particular, it: clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative; clarifies when a derivative contains a financing component; amends the definition of an underlying; and amends certain other existing pronouncements. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 by the Company has not had a material impact on the results of operations or financial conditions.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”. The remaining provisions of this Statement are consistent with the proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 by the Company has not had a material impact on the results of operations or financial condition.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Selected Financial Information ($ millions)	2003	2002	2003	2002

Revenue:
Housing	$232	$138	$497	$494
Land and other revenues	54	9	121	25
Equity in earnings from housing and land joint ventures	2	2	14	2

Total revenues	288	149	632	521
Cost of sales	208	114	465	409

Gross margin	80	35	167	112
Selling, general and administrative expense	19	11	45	40
Interest expense	7	6	20	23

Operating income	54	18	102	49
Minority interest	7	2	11	4

Net income before taxes	47	16	91	45
Income tax expense	19	6	36	18

Net income	$28	$10	$55	$27

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Selected Operating Data	2003	2002	2003	2002

Home closings (units):
San Francisco Bay Area	79	56	179	155
Southland / Los Angeles	77	51	181	380
San Diego / Riverside	164	70	297	195
Northern Virginia	140	97	286	264

Consolidated total	460	274	943	994

Average selling price:
San Francisco Bay Area	$723,000	$570,000	$654,000	$594,000
Southland / Los Angeles	848,000	727,000	917,000	590,000
San Diego / Riverside	293,000	357,000	294,000	349,000
Northern Virginia	440,000	457,000	443,000	417,000

Average	$505,000	$505,000	$527,000	$497,000

Net new orders (units):(1)
San Francisco Bay Area	81	67	269	252
Southland / Los Angeles	108	101	267	408
San Diego / Riverside	69	93	400	284
Northern Virginia	133	107	456	422

Total	391	368	1,392	1,366

Backlog (units at end of period):(2)
San Francisco Bay Area	136	132
Southland / Los Angeles	209	238
San Diego / Riverside	222	172
Northern Virginia	349	271

Total	916	813

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations for consolidated projects.

(2)	Backlog represents the number of new homes subject to pending sales contracts for consolidated projects.

Three and Nine Months Ended September 30, 2003 Compared with the Three and Nine Months Ended September 30, 2002

Net Income

Net income was $28 million and $55 million for the three and nine months ended September 30, 2003, an increase of $18 million and $28 million, respectively, over the three and nine months ended September 30, 2002. Our increase in earnings for the three and nine months ended September 30, 2003 was primarily due to the sale of lots in southern California, which contributed net income for the periods of $11 million and $25 million, respectively and higher home closings during the third quarter of 2003.

Revenues

Housing revenue was $232 million and $497 million for the three and nine months ended September 30, 2003, an increase of $94 million and $3 million, respectively, from the comparable periods in 2002. The increase in housing revenue during the three months ended September 30, 2003 was primarily due to 186 more home closings during this period than in the comparable period in 2002.

Our average selling price was $505,000 and $527,000 for the three and nine months ended September 30, 2003, compared to $505,000 and $497,000, respectively, for the same periods in 2002. The increase in average selling prices during the nine months ended September 2003 was due to product mix and price appreciation in the markets in which we operate. The average selling price in our Southland / Los Angeles operation increased to $917,000 for the nine months ended September 30, 2003, an increase of $327,000 over the same period in 2002. The increase during the period is primarily due to product mix as over 45% of the closings in 2003 were in Newport Coast where average selling prices are higher.

Land and other revenues totaled $54 million and $121 million for the three and nine months ended September 30, 2003, an increase of $45 million and $96 million, respectively, over the same periods in 2002. The increase resulted primarily from the bulk sale of 395 and 2,995 lots in the three and nine months ended September 30, 2003 in southern California for net cash proceeds of $52 million and $104 million, respectively. Our land revenues may vary significantly from period to period due to the timing and the nature of land sales as they generally occur on an opportunistic basis.

Equity in Earnings from Housing and Land Joint Ventures

Equity in earnings from housing and land joint ventures for the three and nine months ended September 30, 2003 was $2 million and $14 million, respectively, compared with $2 million for the same periods in 2002. Income contributed during the three months ended September 30, 2003 was primarily from our housing operations at the Fullerton joint venture in the Southland / Los Angeles area.

Gross Margin

Gross margin for the three months ended September 30, 2003 increased to $80 million, an increase of $45 million or 127% over the same period in 2002. Gross margin for the nine months ended September 30, 2003 increased to $167 million, an increase of $55 million or 48% over the same period in 2002. The gross margin percentage on housing revenue was 22.9% and 21.4% for the three and nine months ended September 30, 2003 compared to 22.2% and 21.2%, respectively, for the same periods in 2002. The components of gross margin are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Housing	53	31	106	105
Land and other revenues	25	2	47	5
Equity in earnings from housing and land joint ventures	2	2	14	2

	80	35	167	112

Other Expenses

Selling, general and administrative expenses as a percentage of housing revenue were 8% and 9% for the three and nine months ended September 30, 2003 compared to 8% for the same periods in 2002. Our selling, general and administrative expenses as a percentage of annual housing revenue are targeted to be 7.5%, but the percentage will fluctuate between periods depending on the number of homes closed in any particular period.

Interest expense as a percentage of total revenue was 3% for the three and nine months ended September 30, 2003, consistent with the same periods in 2002. Given that we capitalize interest costs to our projects, our level of interest expense may vary from period to period due to the mix of the projects that have home closings. Interest expense as a percentage of revenue is targeted between 4% and 5%, but we expect these targeted percentages to decrease in the future as our debt levels have decreased in the last two years.

Sales Activity

Net new orders increased by 23 units for the three months ended September 30, 2003 compared to the same period in 2002. Strong market conditions contributed to sales increases, however sales in the San Diego / Riverside area were down during the quarter as a result of fewer homes available for sale. Sales backlog at September 30, 2003 includes 309 units for closings in 2004 or 18% of our planned 1,750 home closings for 2004.

Liquidity and Capital Resources

Financial Position

Our total assets as of September 30, 2003 were $877 million, $33 million or 4% higher than December 31, 2002 as a result of higher cash balances offset by a lower deferred tax asset.

Our total debt as of September 30, 2003 was $387 million, a decrease of $37 million from December 31, 2002. Total debt as of September 30, 2003 consisted mainly of project specific financings. Project specific financings represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major lenders on a project specific basis are Bank of America, Housing Capital Corporation and Wells Fargo. Other debt comprises deferred compensation on which interest is paid at prime. As of September 30, 2003, the average interest rate on our debt was 4.4% with maturity as follows:

	Maturities

($ millions)	2003	2004	2005	2006	Post 2006	Total

San Francisco Bay Area	$29	$51	$—	$—	$—	$80
Southland / Los Angeles	12	51	1	—	—	64
San Diego / Riverside	36	109	1	—	—	146
Northern Virginia	16	9	5	30	—	60
Other	6	6	6	4	15	37

Total	$99	$226	$13	$34	$15	$387

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

Cash provided by our operating activities totaled $126 million during the nine months ended September 30, 2003 compared with cash provided of $48 million for the same period in 2002. The increase in our cash generated in the first nine months of 2003 was due primarily to the sale of lots in southern California offset by significant expenditures on the construction of our homes in backlog.

Cash provided by our investing activities for the nine months ended September 30, 2003 was $1 million, compared with cash used of $15 million for the same period in 2002.

Cash used in our financing activities for the nine months ended September 30, 2003 was $68 million compared with cash used of $31 million in 2002. Cash used in our financing activities through the first nine months of 2003 was primarily the result of the repayment of subordinated debt of $98 million and the repurchase of 1,192,733 common shares, offset by borrowings of $62 million on construction and other loans.

Contractual Obligations and Other Commitments

We generally fund the development of our communities through the use of project specific financing. As of September 30, 2003, we had project specific debt lines of $143 million that were available to complete land development and construction activities.

A total of $325 million of our project specific and other financings mature prior to the end of 2004. The high level of maturities in 2003 and 2004 is due to our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate cash flow from our assets in 2003 and 2004 to repay these obligations. Our net debt to total capitalization ratio as of September 30, 2003, which is defined as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 44%. It is our goal to continue to reduce this ratio by the end of 2003. For a description of the specific risks facing us, if for any reason we are unable to meet these obligations, refer to the section of our 2002 Annual Report on Form 10-K entitled “Risk Factors — Our Debt and Leverage Could Adversely Affect our Financial Condition.”

We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of September 30, 2003, we had for these purposes $21 million in letters of credit outstanding and $258 million in performance bonds. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.

Stock Repurchase Program

In February 2003, our board of directors approved a share repurchase program which allows us to repurchase up to $40 million of our outstanding common shares. As of September 30, 2003, we had repurchased 100,000 of our shares at an average cost of $14.79. Separately, during the third quarter of 2003, we repurchased 1,092,733 of our shares through a Dutch auction tender offer at a purchase price of $18.50 per share.

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

Interest Rates

We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. Based on our debt levels as of September 30, 2003, a 1% change up or down in interest rates would have either a positive or negative effect of approximately $4 million on our cash flows.

Item 4.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of our fiscal quarter ended September 30, 2003, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a – 15(e) and 15d – 15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

(b)	Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Rule 13a – 14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.

31.2	Rule 13a – 14(a) certification by Paul G. Kerrigan, Executive Vice President, Chief Financial Officer and Treasurer.

32.1	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer.

(b)	Reports on Form 8-K:

During the quarter ended September 30, 2003, we filed the following Current Reports on Form 8-K:

(1)	On July 7, 2003, we filed a Current Report on Form 8-K for the purpose of filing a press release announcing our net new orders and active selling communities for the quarterly periods ended June 30, 2003 and 2002.

(2)	On August 15, 2003, we filed a Current Report on Form 8-K for the purpose of filing a press release announcing our earnings and results of operations for the quarterly periods ended June 30, 2003 and 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2003.

BROOKFIELD HOMES CORPORATION

By:	/s/ PAUL G. KERRIGAN

Paul G. Kerrigan
Executive Vice President,
Chief Financial Officer And Treasurer

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a – 14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.

31.2	Rule 13a – 14(a) certification by Paul G. Kerrigan, Executive Vice President, Chief Financial Officer and Treasurer.

32.1	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer.