Form 10-K
period 2003-12-31
BROOKFIELD HOMES CORP
filed 2004-03-15
CIK 1202157

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒	No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $462,693,264 based upon the closing market price on March 1, 2004 of a share of common stock on the New York Stock Exchange.

As of March 1, 2004, the registrant had outstanding 30,881,032 shares of its common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2004 definitive proxy statement, to be filed with the Commission no later than April 30, 2004, are incorporated by reference into Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal Accounting Fees and Services) of Part III of this annual report on Form 10-K.

PART I

Item 1. Business

Introduction

Brookfield Homes Corporation (“Brookfield Homes”) is a residential homebuilder and land developer, building homes and developing land in master-planned communities and infill locations (unless the context requires otherwise, references in this report to “we,” “our,” “us” and “the Company” refer to Brookfield Homes and its subsidiaries). We design, construct and market single-family and multi-family homes primarily to move-up and luxury homebuyers. We also develop land for our own communities and sell lots to other homebuilders. Our operations are currently focused primarily in five markets: the San Francisco Bay Area; the Southland / Los Angeles Area; San Diego / Riverside; Sacramento and Northern Virginia. We have targeted these markets because we believe they offer strong housing demand, a constrained supply of developable land and close proximity to areas where we expect to continue to see strong employment growth. Our Northern Virginia operations commenced in the mid 1980s and our California operations commenced in 1996.

General Development of Our Business

We were incorporated on August 28, 2002 in Delaware as a wholly-owned subsidiary of Brookfield Properties Corporation (“Brookfield Properties”) in order to acquire all of the California and Northern Virginia homebuilding and land development operations of Brookfield Properties pursuant to a reorganization of its residential homebuilding business (which we refer to as the “Spin-off”). On January 6, 2003, Brookfield Properties completed the Spin-off by distributing all of the issued and outstanding common stock it owned in our Company to its common shareholders. We began trading as a separate company on the New York Stock Exchange on January 7, 2003, under the symbol “BHS.”

The following chart summarizes our principal operating subsidiaries in the primary markets in which we operate and the year in which we commenced operations:

Market	Year of Entry	Principal Subsidiary
San Francisco Bay Area	1996	Brookfield Bay Area Holdings LLC
Southland / Los Angeles	1996	Brookfield Southland Holdings LLC
San Diego / Riverside	1996	Brookfield San Diego Holdings LLC
Sacramento	2003	Brookfield Sacramento LLC
Northern Virginia	1984	Brookfield Washington LLC

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

Raw Land

Raw land is unentitled property and without the regulatory approvals which allow the construction of residential, industrial, commercial or mixed-use buildings. Acquiring and holding raw land requires significant capital expenditures and has associated carrying costs, including property taxes. The selection and purchase of raw land provides the inventory required for development purposes and is an important aspect of the real estate development process. Land developers will, from time to time, sell raw or partially approved land to other homebuilders and land developers as part of the normal course of their business.

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

Generally, the first significant step in developing a residential community is to complete a draft specific plan incorporating major street patterns and designating parcels of land for various uses, such as parks, schools, rights of way and residential and commercial uses that is consistent with the local city or county general plan. This plan is then submitted for approval to the governmental authority with principal jurisdiction in the area such as a city or county. The draft specific plan is then refined with the local, state and federal agencies designating main and side streets, lot sizes for residential use and the sizes and locations of parcels of land to be used for schools, parks, commercial properties and multi-family dwellings. These refinements are usually made in consultation with local planning officials, state agencies and, if required, federal agencies. In most cases, this process takes several years to complete.

Once the plan has been approved, the developer generally commences negotiations with the local governmental authority on a formal development agreement, which governs the principal aspects of the construction of the community. These negotiations generally involve the review and approval of engineering designs pertaining to various aspects of the development, such as the construction and installation of sewer lines, water mains, utilities, roads and sidewalks. At the same time, the allocation of the costs of these items between the governmental authority and the developer, and the amount of fees which the developer will pay in order to obtain final approval of the plan, must be settled.

Upon execution of the development agreement and grading and improvement plans, the developer generally posts a bond with the local governmental authority to secure the developer’s obligations and the plan receives final approval. The developer is then generally required to convey to the local municipality, for no consideration, the land upon which roads, sidewalks, rights of way and parks are constructed. Land for schools, if any, is sold to the local school district usually at slightly less than its market value. It is then the school district’s responsibility to construct the schools with developer fees and local and state bonds. The developer is usually responsible for the grading of the land and the installation of sewers, water mains, utilities, roads and sidewalks, while the municipality is usually responsible for the construction of recreational and community amenities such as libraries and community centers. The municipality funds its portion of these costs through fees charged to the developer in connection with plan approvals and through the collection of property taxes from local residents.

After a period of one to two years, following the completion by the developer of certain obligations under the development agreement, the municipality takes responsibility from the developer for the underground services, roads and sidewalks, and a portion of the improvement bond posted by the developer is released. The developer is generally required to maintain a minimum portion of the bond with the municipality for several years after completion of the community to ensure performance by the developer of its remaining obligations under the development agreement.

Home Construction and Marketing

Residential home construction involves the actual construction of single-family houses and multi-family buildings such as townhouses and condominiums. Each dwelling is generally referred to as a “unit.” A planned community typically includes a large number of “lots” on which single-family units will be situated and a smaller number of “blocks” of land which have been designated for the construction of multi-family units, schools, parks and commercial buildings. The approved development plan specifically provides the total number of lots and blocks in the project. The construction phase normally involves consulting, architectural, engineering, interior design, merchandising and marketing personnel who assist the homebuilder in planning the project. Residential home construction is usually performed by subcontractors under the supervision of the homebuilder’s construction management personnel. Marketing and sales of residential units are conducted by marketing sales staff employed by the homebuilder or by independent realtors. Pre-selling residential units before the commencement of their construction is a common sales practice that usually involves the creation of model homes or drawings of the proposed homes in a sales location close to or within the project.

Narrative Description of Our Business

We design, construct and market single-family and multi-family homes primarily to move-up and luxury homebuyers. We also develop land for our own communities and sell lots to other homebuilders. In each of our markets, we operate through local business units which are involved in all phases of the planning and building of our master-planned communities and infill developments. These phases include sourcing and evaluating land acquisitions, site planning, obtaining government entitlements, developing the land, product design, constructing, marketing and selling homes and homebuyer customer service. In the five year period ended December 31, 2003, we closed a total of 7,717 homes. A home is considered closed when title has passed to the homebuyer.

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

In 2003, we closed a total of 1,528 homes, compared with 1,554 in 2002. The breakdown of our home closings by market in the last three years is as follows:

(Units)	2003	2002	2001
San Francisco Bay Area	275	273	213
Southland / Los Angeles	296	527	500
San Diego / Riverside	452	293	450
Northern Virginia	505	461	482

Total	1,528	1,554	1,645

At December 31, 2003, we achieved a backlog of 37% of our planned 1,750 home closings for 2004 delivery. Backlog represents the number of homes subject to pending sales contracts.

We also sell serviced and unserviced lots to other builders, generally on an opportunistic basis where we can enhance our returns, reduce our risk in a market or re-deploy our capital to an asset providing higher returns. In 2003, we sold over 5,000 lots, the majority of which were bulk sales of raw or undeveloped land in southern California. While we continue to own a significant number of lots in these markets, we do not expect to sell as many lots in 2004.

Our average home price in 2003 was $535,000, an increase of 6% over 2002. This increase was due to our product mix and continued price appreciation of homes within our projects. The breakdown of the average prices on our home closings in the last three years is as follows:

	2003		2002		2001
		Average		Average		Average
	Sales	Price	Sales	Price	Sales	Price
	(Millions)		(Millions)		(Millions)
San Francisco Bay Area	$193	$700,000	$167	$612,000	$107	$502,000
Southland / Los Angeles	258	872,000	330	626,000	305	610,000
San Diego / Riverside	137	303,000	98	334,000	141	313,000
Northern Virginia	230	456,000	190	412,000	176	365,000

Total	$818	$535,000	$785	$505,000	$729	$443,000

For more detailed financial information with respect to our revenues, earnings and assets, please see the accompanying consolidated financial statements and related notes included elsewhere in this report.

Business Strategy

Our goal is to maximize the total return on our common stockholders’ equity over the long term. The key elements of our strategy to achieve this goal are as follows:

Selective Acquisition Policies

We intend to continue to grow by selectively acquiring land that provides us with attractive residential projects that are consistent with our overall strategy and management expertise. We acquire land only if we believe that it will provide us with a minimum return on our invested capital. In determining the minimum return we will accept, we take into account the risk inherent in increasing our land inventory and the specific development project. In making additional land acquisitions in one of our current markets, we also consider our recent financial returns achieved in that market.

In order to expand our market opportunities, we also selectively pursue joint venture projects with landowners, other homebuilders and intermediaries. We are generally active participants in our joint ventures. In certain circumstances, we acquire options to purchase land rather than purchasing the land outright, in order to reduce our capital at risk in controlling land.

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

Proactive Asset Management

Our business generally comprises three stages where we make strategic decisions to deploy capital: entitling the raw land that we control; the development of the land; and the construction of homes on the land. As our assets evolve through these stages, we continually assess our ability to maximize returns on our capital while at the same time minimizing our risks. The decision to advance an asset through each stage of development is based on a number of factors, including the amount of capital to be deployed, the level of incremental returns at each stage and returns on other investment opportunities.

Creating Communities

We seek to acquire land that allows us to create communities that include recreational amenities such as parks, biking and walking trails, efficient traffic flows, schools and public service facilities. We integrate land planning and development with housing product design in order to deliver lifestyle, comfort and value. We cooperate with local and regulatory authorities in order to be responsive to community conditions, and we attempt to balance our goal of maximizing the value of our land with the impact of development on the community and the environment. We encourage our employees to actively participate in local community activities and associations.

Risk Management

We focus on managing risk in each stage of the homebuilding and land development process. In the land acquisition phase, we use options and joint ventures to mitigate the risk that land values will decline due to poor economic or real estate market conditions, or that we will be unable to obtain approval for development of a proposed community. We attempt to limit development approval risk by conducting significant due diligence before we close land acquisitions. Furthermore, we generally participate in land developments which we believe will allow us to sell our interest or take other protective actions should a downturn in the real estate market occur. We sell lots and parcels when we believe we can enhance our returns, reduce risk in a market or redeploy capital to an asset providing higher returns.

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

Finally, we attempt to limit the risk of overbuilding by matching our construction starts to our sales rates. We generally do not begin selling homes until a significant portion of the homes’ construction costs have been established through firm subcontractor bids.

Asset Profile

Our assets are focused on single-family and multi-family homebuilding in the markets in which we operate. They consist primarily of housing and land inventory and investments in housing and land joint ventures. Our total assets excluding cash and cash equivalents as of December 31, 2003 were $795 million, with $610 million of these assets located in California and $185 million in Northern Virginia.

As of December 31, 2003, we controlled 21,606 lots. Controlled lots include those we directly own, our proportionate share of those owned by our joint ventures and those that we have the option to purchase. Our controlled lots provide a strong foundation for our future homebuilding business and visibility on our future cash flow and earnings. Our lots controlled as of December 31, 2003 include 4,520 lots in Sacramento, California, a market we entered in 2003. The majority of our lots in this new market are controlled through options and our investment as of December 31, 2003 is nominal. However, it is our intention to expand operations in this market within the next two to three years. The number of residential building lots we control in each of our markets as of December 31, 2003 follows:

	Owned
(Lots)	Directly	Joint Ventures	Options	Total Lots
San Francisco Bay Area	983	945	1,147	3,075
Southland / Los Angeles	366	38	1,988	2,392
San Diego / Riverside	3,991	2,291	1,145	7,427
Sacramento	—	310	4,210	4,520
Northern Virginia	1,917	164	2,111	4,192

Total	7,257	3,748	10,601	21,606

Our housing and land inventory includes homes completed or under construction, developed land and raw land. The book value of our housing and land inventory in each of our primary markets for the last two years is as follows:

	December	December
(Book Value, $ millions)	31, 2003	31, 2002
San Francisco Bay Area	$165	$168
Southland / Los Angeles	118	112
San Diego / Riverside	165	199
Sacramento	4	1
Northern Virginia	115	136

Total	$567	$616

The book value of our investments in housing and land joint ventures as of December 31, 2003 was $78 million. The total book value of the assets and liabilities of these joint ventures and our share of the equity of the joint ventures as of December 31, 2003 follows:

December
(Book Value, $ millions)	31, 2003
Assets	$353
Liabilities	$198
Brookfield Homes’ net investment	$78

Our housing markets continue to exhibit strong economic fundamentals which we believe allows us to participate in a number of projects without undue risk. The following describes our major projects:

Windemere, San Francisco Bay Area. Windemere is a 5,200 unit master-planned community located on one of the last premier infill tracts of residential housing land in the East Bay area of San Francisco. Windemere was acquired under option in 1998, final approvals were obtained in 2000 and lot sales commenced in 2001. We hold a one-third interest in Windemere, with the other two-thirds owned equally by Centex Corporation and Lennar Communities. We have no affiliation with Centex Corporation or Lennar Communities. We directly own 389 units in Windemere and our share of the remaining joint venture units is 945 units.

Newport Coast, Southland / Los Angeles. Newport Coast is a major ocean-oriented master-planned community owned by the Irvine Company. We acquire lots in Newport Coast on a rolling option basis, and believe we have developed a strong reputation for our homes among upper-end buyers in Orange County, California. We have closed more than 400 homes since 1999, and as of December 31, 2003, we had under contract to purchase or option 325 lots in Newport Coast.

Calavera Hills, San Diego / Riverside. Calavera Hills is an 800 acre property located in the coastal community of Carlsbad. We completed Phase I of the project with the construction of 483 homes. Approvals for Phase II were obtained for 642 units, grading commenced in 2002 and home closings will commence in 2004. Phase III, planned with 400 units, is currently being processed by the local authorities. We hold a 50% interest in Calavera Hills, with the remaining 50% held by McMillin Companies. We have no affiliation with McMillin Companies.

Sycamore Canyon, San Diego / Riverside. Sycamore Canyon is a 2,132 acre project located in San Diego County. The project was acquired under option in 1998, and in 2002, final approvals were obtained and grading of the site commenced. Home closings will commence in 2004. We hold a 50% interest in Sycamore Canyon, with the remaining 50% held by McMillin Companies. We directly own 168 units and our share of the remaining joint venture is 244 units.

Winding Walk, San Diego / Riverside. Winding Walk (Otay Ranch Village II) in south San Diego is a 1,200 acre project. Grading commenced in 2002 on the site, and home closings will commence in 2004. We hold a 50% interest in this project with the remaining 50% held by Shea Homes. We have no affiliation with Shea Homes. We own directly 384 units and our share of the remaining joint venture is 752 units.

Braemar, Northern Virginia. Braemar is a master-planned community located in Prince William County that began development in 1994. Since 1999, we have closed over 1,500 homes and lots. As of December 31, 2003, we had 1,779 lots remaining in Braemar and adjacent communities in which we hold a 100% interest.

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

We believe that we own an adequate supply of land in our existing markets to maintain, on average, our operations at their current levels for at least the next seven years. We regularly evaluate our land inventory and strategically sell lots and parcels of land to third parties at various stages of the development process to increase our returns from a project.

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

We attempt to limit the number of unsold units under construction by limiting the size of each construction phase and closely monitoring sales activity. Building homes of a similar product type in phases also allows us to utilize production techniques that reduce our construction costs. The number of our unsold homes fluctuates depending upon the timing of completion of construction and absorption of home phases. As of December 31, 2003, we had 30 completed and unsold homes, excluding the 46 model homes we currently maintain.

We function as a general contractor, subcontracting the construction activities for our projects. We manage these activities with on-site supervisory employees and informational and management control systems. We engage independent architectural, design, engineering and other consulting firms to assist in project planning. We do not have long-term contractual commitments with our subcontractors, consultants or suppliers of materials, who are generally selected on a competitive bid basis. We employ subcontractors for site improvements and for virtually all of the work involved in the construction of homes. In almost all instances, our subcontractors commit to complete the specified work in accordance with written price schedules. These price schedules normally change to meet fluctuations in labor and material costs. We do not own heavy construction equipment and we have a relatively small labor force used to supervise development and construction, and to perform routine maintenance service and minor amounts of other work. We have generally been able to obtain sufficient materials and subcontractors, even during times of market shortages. We build a home in approximately five to eight months, depending upon the availability of raw materials and supplies, governmental approvals, local labor situation, time of year, design and other factors.

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

As of December 31, 2003, we owned 46 model homes, which are not generally available for sale until the end of a project. Generally, two to four different model homes are built and decorated at each project to display design features. Model homes play a key role in helping buyers understand the efficiencies and value provided by each floor plan type. In addition to model homes, customers can gain an understanding of the various design features and options available to them using our design centers. At each design center, customers can meet with a designer and are shown the standard and upgraded selections available to them, including professional interior design furnishings and accessories.

We typically sell homes during construction using sales contracts that include cash deposits by the purchasers. Before entering into sales contracts, we generally pre-qualify our customers. However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances. Although cancellations can delay the sale of our homes, they have not in the past had a material impact on our operating results because we closely monitor the progress of prospective buyers in obtaining financing. We also monitor and adjust our construction start plans to attempt to match the level of demand for our homes.

Customer Service and Quality Control

We pay particular attention to the product design process and carefully consider quality and choice of materials in order to attempt to eliminate building deficiencies. The quality and workmanship of the trade contractors we employ is monitored and we make regular inspections to ensure our standards are met.

We staff each business unit with quality control and customer service staff whose role is to provide a positive experience for each customer throughout the pre-sale, sale, building, closing and post-closing periods. These employees are also responsible for providing after-sales customer service. Our quality and service initiatives include taking customers on a comprehensive tour of their home prior to closing and using customer survey results to improve our standards of quality and customer satisfaction.

Mortgage Brokerage Operations

We offer mortgage brokerage services exclusively to our customers in our San Francisco Bay Area, Southland / Los Angeles and Northern Virginia markets. We have agreements with various lenders to receive a fee on loans made by the lenders to customers we introduce to the lenders. We do not originate, fund or service the loans, nor do we assume any credit or interest rate risk in connection with the loans. For the year ended December 31, 2003, less than 1% of our revenue and less than 2% of our net income was derived from our mortgage operations.

Relationship with Affiliates

We are a residential homebuilder and land developer, building homes and developing land primarily in four markets in California and in Northern Virginia. None of our affiliates, including Brascan and Brookfield Properties, operate in similar businesses in our markets. Nevertheless, there are several agreements among our affiliates to which we are a party or subject. For a description of these agreements refer to “Certain Relationships and Related Party Transactions” which is incorporated by reference into Item 13 of this report from our definitive 2004 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2004.

Several of our directors serve as executive officers and directors of our affiliates. For a description of those relationships refer to “Certain Relationships and Related Party Transactions” which is incorporated by reference into Item 13 of this report from our definitive 2004 proxy statement which will be filed with the Securities and Exchange Commission not later than April 30, 2004.

Competition

The residential homebuilding industry is highly competitive. We compete against numerous homebuilders and others in the real estate business in and near the areas where our communities are located. Our principal competitors are primarily national public company homebuilders, including Centex Corporation, Lennar Corporation, Pulte Corporation, Standard Pacific Corp. and Toll Brothers, Inc. We may compete for investment opportunities, financing, available land, raw materials and skilled labor with entities that possess greater financial, marketing and other resources than us. Competition may increase the bargaining power of property owners seeking to sell and industry competition may increase if there is future consolidation in the residential homebuilding and land development industry.

Material Contracts

Other than contracts arising in connection with the reorganization and the Spin-off of the residential homebuilding operations of Brookfield Properties, we are not party or subject to any material contracts. For a description of the material contracts arising in connection with the reorganization, refer to “Certain Relationships and Related Party Transactions” which is incorporated by reference in this report from our definitive 2004 proxy statement which will be filed with the Securities and Exchange Commission not later than April 30, 2004.

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

We do not currently have any material estimated capital expenditures related to governmental assessments or environmental compliance costs for the remainder of fiscal 2004, fiscal 2005 or fiscal 2006.

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

Employees

As of December 31, 2003, we had 544 employees. We consider our relations with our employees to be good. Our construction operations are conducted primarily through independent subcontractors, which limits the number of our employees. None of our employees are currently represented by a union or covered by a collective bargaining agreement. We have not recently experienced any work stoppages.

Available Information

We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The reports may be accessed by visiting our website at www.brookfieldhomes.com and clicking on the “Investor Relations” link. We will also provide these reports in paper format to our stockholders free of charge upon request made to our Investor Relations department. Information on our website is not part of this annual report on Form 10-K.

Item 2. Properties

In addition to real estate held for development and sale, which we either own or hold under an option to purchase, we lease and maintain executive offices in Del Mar, California. Our Del Mar lease expires in 2004, but we may, at our option, extend the lease for an additional five years.

We also maintain an administrative office in Toronto, Canada. In addition, we have other offices located in the markets in which we conduct business, generally in our communities or in leased space. None of these other office premises are material to our business. We believe that our office space is suitable and adequate for our needs for the foreseeable future.

Item 3. Legal Proceedings

We are party to various legal actions arising in the ordinary course of our business. We believe that none of these actions, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

	Common Stock Prices		Cash
	New York Stock Exchange		Dividends
2003 Fiscal Quarter	High / Low Price		Per Share
First	$13.32	$9.22	$—
Second	$17.81	$13.10	$0.08
Third	$18.75	$15.26	$—
Fourth	$27.25	$18.50	$0.08

Our common stock is listed on the New York Stock Exchange under the symbol “BHS,” and began regular trading on January 7, 2003. As of March 1, 2004, there were approximately 978 holders of record of our common stock.

In addition to the dividends disclosed above paid in 2003, we paid a total cash dividend of approximately $17 million to our stockholders of record on December 30, 2002 as part of the completion of the Spin-off. Our board of directors periodically reviews our dividend policy. Future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend upon, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions, investment opportunities and other factors that our board of directors considers relevant.

There are no current or anticipated contractual terms in our credit or other arrangements that restrict our ability to pay dividends, other than the requirements imposed by our project specific financings that require we maintain a tangible net worth of at least $250 million, and the additional requirements of our project specific financings that we maintain a debt to tangible net worth ratio of 1.5 to 1 and a debt to capitalization ratio of no greater than 60%. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” for additional information about these and other restrictions.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2003:

	(a)	(b)	(c)
	Number of		Number of securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price	under equity
	outstanding	of outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights	and rights	reflected in column (a))
Equity compensation plans approved by stockholders	747,625	$10.20	1,252,375
Equity compensation plans not approved by stockholders	—	n/a	—

Total	747,625	$10.20	1,252,375

Item 6. Selected Financial Data

The following tables include selected historical consolidated financial data for each year in the five year period ended December 31, 2003.

This selected financial data should be read along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited historical consolidated financial statements and the related notes included elsewhere in this report.

The historical financial data for all periods presented prior to 2003 relates to our business as it was operated by Brookfield Properties prior to the Spin-off, and therefore some of our expenses are based upon allocations made by Brookfield Properties. For example, allocations were made with respect to personnel, space, estimates of time spent to provide services and other appropriate costs. We believe the allocations were made on a reasonable basis and that no material change to our costs would be expected had our business been operated as a stand-alone entity.

United States GAAP

Our income statement data, balance sheet data and supplementary financial data prepared in accordance with U.S. GAAP and our operating data are as follows:

	Years Ended December 31
Income Statement Data
($ millions, except per share amounts)	2003	2002	2001	2000	1999
Housing revenue	$818	$785	$729	$590	$538
Total revenue	1,023	842	799	670	559
Gross margin(1)	266	177	166	125	111
Operating income(2)	166	81	72	52	45
Contribution from bulk land sales to net income(3)	39	—	2	—	—
Net income	88	43	40	29	27
Diluted earnings per share(4)	2.75	1.35	1.23	0.99	1.01
Cash dividends per share	0.16	0.52	—	—	—

	At December 31
Balance Sheet Data
($ millions)	2003	2002	2001	2000	1999
Housing and land inventory	$567	$616	$633	$547	$591
Cash and cash equivalents	219	36	1	8	3
Total assets	1,013	844	851	762	755
Debt	426	424	499	472	419
Total liabilities	631	523	564	551	482
Total stockholders’ equity	382	321	287	211	273

	Years Ended December 31
Supplemental Financial Data
($ million)	2003	2002	2001	2000	1999
Cash provided by/(used in):
Operating activities	$209	$102	$(32)	$99	$58
Investment activities	6	24	—	(51)	(18)
Financing activities	(32)	(91)	25	(42)	(41)
EBIT(5)	199	116	110	80	69
Net debt to total capitalization %(6)	32%	53%	62%	68%	61%

	Years Ended December 31
Operating Data
(Unaudited)	2003	2002	2001	2000	1999
Home closings (units)	1,528	1,554	1,645	1,467	1,523
Net new orders (units)(7)	1,710	1,580	1,531	1,581	1,582
Backlog (units at end of period)(8)	649	467	441	555	441
Average selling price	$535,000	$505,000	$443,000	$402,000	$353,000
Lots controlled	21,606	22,128	16,947	17,280	14,964

(1)	Gross margin represents the contribution from our housing and land projects, after all costs for development and construction, including related overhead, and before all selling, general and administrative expense, interest expense and minority interest.

(2)	Operating income represents net income before minority interest and income taxes.

(3)	Contribution from bulk land sales to net income represents income from sales of owned parcels of undeveloped land.

(4)	Earnings per share prior to September 30, 2002 has been calculated based on the weighted average number of Brookfield Properties common shares outstanding during each respective period, adjusted on the basis of one of our common shares for every five common shares of Brookfield Properties. For the periods after October 1, 2002, earnings per share has been calculated based on the weighted average number of shares of Brookfield Homes outstanding.

(5)	EBIT is defined as net income before interest expense, income taxes and minority interest. EBIT is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. EBIT does not have any standardized meaning prescribed by GAAP and therefore is unlikely to be comparable with the calculation of similar measures for other companies. EBIT is not intended to represent our cash flows for the period nor should it be viewed as an alternative to operating profit, cash flows from operations, net income, or other measures of financial performance calculated in accordance with GAAP.

A reconciliation to net income from EBIT and operating income follows:

($ millions)	2003	2002	2001	2000	1999
EBIT	$199	$116	$110	$80	$69
Interest expense	(33)	(35)	(38)	(28)	(24)

Operating income	166	81	72	52	45
Minority interest	(19)	(9)	(6)	(4)	—
Income taxes	(59)	(29)	(26)	(19)	(18)

Net income	$88	$43	$40	$29	$27

(6)	Net debt to total capitalization % is defined as total project specific financings plus subordinated debt less cash (net debt) multiplied by 100 divided by net debt plus stockholders’ equity plus minority interest (total capitalization).

(7)	Net new orders for any period represents the aggregate of all homes ordered by customers, net of cancellations.

(8)	Backlog represents the number of new homes subject to pending sales contracts.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read along with “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this report. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance and that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” included elsewhere in this report.

Overview

We design, construct and market single-family and multi-family homes primarily to move-up and luxury homebuyers and develop land for sale to other homebuilders. Our operations are currently focused primarily in five markets: San Francisco Bay Area; Southland / Los Angeles; San Diego / Riverside; Sacramento; and Northern Virginia.

Our goal is to maximize the total return on our common stockholders’ equity over the long term. In 2003, we earned a 28% return on opening common stockholders’ equity.

The 21,606 lots that we control, of which we own 11,005 directly or through joint ventures, provide a strong foundation for our future homebuilding business and visibility on our future cash flow and earnings. The lots we control represent in excess of a 12 year lot supply, based on 2004 planned home closings of approximately 1,750. Our lots controlled as of December 31, 2003 include 4,520 lots located in Sacramento, California, a market we entered in 2003. The majority of our lots in this new market are under option and our investment as of December 31, 2003 is nominal. However, it is our intention to expand operations in this market within the next two to three years.

Homebuilding is our primary source of revenue and has represented 89% of our total revenue since 1999. Our operations are positioned to close between 1,700 and 2,000 homes per year. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price in 2003 of $535,000 was well in excess of the national average sales price of approximately $245,000. We also sell serviced and unserviced lots to other homebuilders generally on an opportunistic basis where we can enhance our returns, reduce risk in a market or redeploy capital to an asset providing higher returns. In 2003, we sold over 5,000 lots, the majority of which were bulk sales of raw or undeveloped land in southern California. The magnitude of our lot sales in 2003 was the result of a number of factors. Firstly, we were successful receiving final approvals on a number of parcels of land that we had under option resulting in excess inventory in our southern California operations, in particular the San Diego / Riverside area. Our excess inventory, combined with strong market conditions and opportunities to acquire or option additional lots in these same areas, enabled us to be pro-active and sell lots realizing revenue and net income of $157 million and $39 million, respectively. In total, these lot sales represented 44% of our net income in 2003. While we continue to own a significant number of lots in these markets, we do not expect to sell as many lots in 2004.

In addition to our housing and land inventory and investments in housing and land joint ventures, which together comprised 66% of our total assets as of December 31, 2003, we had $219 million in cash and cash equivalents and $123 million in other assets at that point in time. Other assets consist of homebuyer receivables of $31 million, deferred taxes of $43 million, and mortgages and other receivables of $49 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes. Our mortgages receivable and other receivables relate primarily to land assets we have sold or on which we have granted options to purchase.

Since 1999, our revenues and net income have grown at compounded annual growth rates of 16% and 34%, respectively. Over the same period, we generated $435 million in operating cash flow that was used mainly to improve our net debt to capitalization ratio from a high at the end of 2000 of 68% to 32% as of December 31, 2003. At the same time, we believe we have positioned our business for future growth through the selective acquisition of a significant number of large projects and our overall level of lots controlled. Our recent growth is primarily the result of strong economic fundamentals in the markets in which we operate, our success in acquiring strategic parcels of land and in controlling costs at all levels of our operation.

Results of Operations

	Years Ended December 31
Selected Financial Information ($ millions)	2003	2002	2001
Revenue:
Housing	$818	$785	$729
Land and other revenues	183	46	61
Equity in earnings from housing and land joint ventures	22	11	9

Total revenues	1,023	842	799
Cost of sales	(757)	(665)	(633)

Gross margin	266	177	166
Selling, general and administrative expense	(67)	(61)	(56)
Interest expense	(33)	(35)	(38)

Operating income	166	81	72
Minority interest	(19)	(9)	(6)

Net income before taxes	147	72	66
Income tax expense	(59)	(29)	(26)

Net income	$88	$43	$40

	Years Ended December 31
Selected Operating Data	2003	2002	2001
Home closings (units):
San Francisco Bay Area	275	273	213
Southland / Los Angeles	296	527	500
San Diego / Riverside	452	293	450
Northern Virginia	505	461	482

Consolidated total	1,528	1,554	1,645
Unconsolidated joint ventures	155	63	65

Total	1,683	1,617	1,710

Average selling price:
San Francisco Bay Area	$700,000	$612,000	$502,000
Southland / Los Angeles	872,000	626,000	610,000
San Diego / Riverside	303,000	334,000	313,000
Northern Virginia	456,000	412,000	365,000

Average	$535,000	$505,000	$443,000

Net new orders (units):(1)
San Francisco Bay Area	342	284	177
Southland / Los Angeles	358	440	592
San Diego / Riverside	447	329	345
Northern Virginia	563	527	417

Total	1,710	1,580	1,531

	Years Ended December 31
Selected Operating Data (continued)	2003	2002	2001
Backlog (units at end of year):(2)
San Francisco Bay Area	113	46	35
Southland / Los Angeles	185	123	210
San Diego / Riverside	114	119	83
Northern Virginia	237	179	113

Total	649	467	441

Lots controlled:(3)
San Francisco	3,075	3,456	3,119
Southland / Los Angeles	2,392	994	1,102
San Diego / Riverside	7,427	11,109	7,622
Sacramento	4,520	1,800	1,800
Northern Virginia	4,192	4,769	3,304

Total	21,606	22,128	16,947

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations for consolidated projects.

(2)	Backlog represents the number of new homes subject to pending sales contracts for consolidated projects.

(3)	Lots controlled represents the total of residential lots owned and lots controlled under option.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Net Income

Net income for the year ended December 31, 2003 was $88 million, an increase of $45 million over the year ended December 31, 2002. Our increase in earnings in 2003 was primarily a result of the bulk sale of 4,700 lots in southern California which contributed net income of $39 million compared to nil in 2002. Excluding the bulk sale of lots, our earnings from core operations increased to $49 million from $43 million, an increase of 14%. The increase was primarily a result of continued strong market conditions in all our markets.

Revenues

Housing revenues were $818 million in 2003, an increase of $33 million or 4% compared with 2002. The increase was principally a result of a 6% increase in the average selling price from home closings, offset by 26 fewer home closings than 2002. The higher average selling price from home closings in 2003 was a result of product mix and price appreciation in the markets in which we operate. The decrease in home closings was largely the result of fewer active projects in our Southland / Los Angeles operation.

Land and other revenues were $183 million in 2003 compared with $46 million in 2002. The increase was primarily a result of the bulk sale of lots in southern California generating revenue of $150 million. Our land revenues may vary significantly from period to period as the timing and nature of land sales generally occur on an opportunistic basis.

Equity in Earnings from Housing and Land Joint Ventures

Equity in earnings from housing and land joint ventures increased to $22 million in 2003, an increase of $11 million over 2002. The increase was primarily a result of a bulk land sale of 99 lots in southern California, which contributed earnings of $7 million.

Gross Margin

Gross margin was $266 million in 2003 compared to $177 million in 2002, an increase of $89 million. The gross margin percentage on housing revenue was 20.8% in 2003 compared to 20.0% in 2002. The gross margin percentage in 2003 on land and other revenues was 40.4% compared to 19.7% in 2002. The increase was a result of strong market conditions in southern California, the area where the majority of this revenue was generated. The components of gross margin are as follows:

	Year Ended December 31
	2003	2002
Housing	$170	$157
Land and other revenues	74	9
Equity in earnings from housing and land joint ventures	22	11

	$266	$177

We believe our housing gross margin percentage will grow in the short term as we commence the closing of homes in a number of projects which recently received final development approvals.

Other Expenses

Selling, general and administrative expense was $67 million in 2003, an increase of $6 million or 10% over 2002. This increase was primarily a result of additional active projects and an increase in stock option expense of $4 million over 2002. Selling, general and administrative expense as a percentage of housing revenue was 8.1% in 2003 compared to 7.7% in 2002.

Interest expense as a percentage of revenue was 3.3% in 2003 compared to 4.2% in 2002. The lower percentage in 2003 was primarily a result of our decrease in leverage. Given that we capitalize interest costs to projects, the level of interest expense may vary from period to period as a result of the mix of projects with home closings.

Sales Activity

Net new orders were 1,710 units in 2003, an increase of 130 units compared with 2002. The increase was primarily a result of additional active projects and continued strong market conditions in all our markets.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Net Income

Net income was $43 million for the year ended December 31, 2002, an increase of $3 million over 2001. Our growth in earnings was primarily the result of strong market conditions in all of our markets, including the San Francisco Bay Area, which rebounded from the soft market conditions of 2001.

Revenues

Housing revenue for the year ended December 31, 2002 increased 8% over 2001, principally a result of a 14% increase in the average selling price from homes closed, offset by 91 fewer home closings than in 2001. The increase in the average selling price was principally a result of product mix, continued price appreciation in our markets and a higher level of closings in 2002 from our San Francisco Bay Area and Southland / Los Angeles operations, where our average selling price is the highest. Our San Diego / Riverside operation accounted for the primary decline in home closings with three active projects in 2002 compared with six active projects in 2001.

Land and other revenues totaled $46 million, a decrease of $15 million from 2001. The decrease resulted from the sale of fewer lots in 2002. The amount of land revenues may vary significantly from period to period as the timing and the nature of land sales generally occur on an opportunistic basis.

Equity in Earnings from Housing and Land Joint Ventures

Equity in earnings from housing and land joint ventures for the years ended December 31, 2002 was $11 million compared with $9 million in 2001. The increase was primarily a result of the commencement of home closings in our Fullerton joint venture in the Southland / Los Angeles area.

Gross Margin

Gross margin for the year ended December 31, 2002 increased to $177 million, an increase of $11 million or 7% over 2001. Our gross margin percentage was 21.0% in 2002, consistent with 20.7% in 2001. Our average gross margin since 2000 is 20.2%. We believe our future average gross margin percentages will be higher than our historical average as we close homes or sell lots in a number of projects which recently received final development approvals.

Other Expenses

Selling, general and administrative expenses as a percentage of housing revenue were 7.7% in 2002 consistent with 2001, and consistent with target levels of 7.5%.

Interest expense as a percentage of total revenue was 4.2% compared with 4.7% in 2001. Given that we capitalize interest costs to our projects, the level of interest expense may vary from period to period as a result of the mix of projects with home closings. Interest expense as a percentage of revenue is targeted between 4% and 5%. This is higher than many of our competitors which reflects our greater leverage in recent years. Our interest costs in 2002 were $26 million compared with $34 million in 2001.

Sales Activity

Net new orders reached 1,580 units in 2002, an increase of 3% compared with 1,531 units in 2001. Sales were strong in all of our markets in 2002, most notably in the San Francisco Bay Area where the Company’s sales increased by 61% over last year. Sales in the Southland / Los Angeles market were lower, primarily a result of a decrease in the active selling communities from 16 in 2001 to 11 in 2002. Our backlog of unit sales as of December 31, 2002 was 467 units, which is comparable with 2001.

Liquidity and Capital Resources

Financial Position

Our total assets as of December 31, 2003 were $1,013 million, compared to $844 million as of December 31, 2002, an increase of $169 million. The increase in 2003 was primarily a result of an increase in cash and cash equivalents of $183 million offset by lower levels of housing and land inventory. Total assets as of December 31, 2002 were comparable with December 31, 2001.

Our total debt as of December 31, 2003 was $426 million, comparable with December 31, 2002. Total debt as of December 31, 2003 consisted mainly of project specific financings which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major project specific lenders are Bank of America, Housing Capital Corporation and Wells Fargo. Other debt comprises deferred compensation on which interest is paid at prime. As of December 31, 2003, the average interest rate on our debt was 4.4% with maturities as follows:

	Maturities
($ millions)	2004	2005	2006	Post 2006	Total
San Francisco Bay Area	$85	$9	$—	$—	$94
Southland / Los Angeles	76	3	—	—	79
San Diego / Riverside	97	27	—	—	124
Northern Virginia	3	29	32	—	64
Other	—	19	28	18	65

Total	$261	$87	$60	$18	$426

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

Cash provided by our operating activities totaled $209 million in 2003 compared with cash provided of $102 million in 2002. The increase in cash generated was primarily the result of the bulk sale of lots in southern California which generated cash proceeds of $157 million.

Cash provided by our investing activities in joint ventures for the year ended December 31, 2003 was $6 million compared with cash provided of $24 million in 2002. The decrease in cash flow from joint ventures is due to an investment of $20 million in a joint venture in Riverside, California representing 1,100 lots.

Cash used in our financing activities for the year ended December 31, 2003 was $32 million compared with cash used of $91 million in 2002. Our use of cash in 2003 related primarily to the repurchase of 1,192,749 common shares for $22 million, common share dividends of $5 million and minority interest distributions of $8 million. We also fully repaid $98 million of 10% subordinated debt and increased our project specific and other financing by $101 million which currently has an average interest rate of 4.4%.

Deferred Tax

Our company was formed in the course of a reorganization in 2002 by Brookfield Properties of its United States homebuilding operations and was withdrawn from the Brookfield Properties consolidated group. The tax provisions that apply in connection with the reorganization, including the departure of a member from a consolidated group, are detailed and complex and are therefore subject to uncertainty. Our tax attributes are based upon estimates which will not ultimately be determined until after December 31, 2003, as well as tax attributes of certain members of the existing consolidated group that have not been reviewed by tax authorities. We believe we have been prudent and reasonable to provide for any reduction in our net operating losses or loss of tax basis in properties.

Contractual Obligations and Other Commitments

We generally fund the development of our communities through the use of project specific financings. As of December 31, 2003, we had available project specific debt lines of $327 million that were available to complete land development and construction activities. As of December 31, 2003, we also had available cash and cash equivalents of $219 million.

A total of $262 million of our project specific and other financings mature prior to the end of 2004. Our high level of maturities in 2004 and 2005 is due to our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate cash flow from our assets in 2004 and 2005 to repay these obligations. Our net debt to total capitalization ratio as of December 31, 2003, which is defined as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 32%, a significant decrease from 53% as of December 31, 2002. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors – Our Debt and Leverage Could Adversely Affect Our Financial Condition.”

In connection with our project specific financings, we are required to maintain a tangible net worth of at least $250 million. Tangible net worth is defined as the sum of stockholders’ equity and minority interest. In addition, our project specific financings require us to maintain a debt to capitalization ratio of no greater than 65%. This ratio is defined as total liabilities excluding subordinated debt, divided by total assets. Our project specific financings also require us to maintain a debt to tangible net worth ratio of 1.5 to 1. This ratio is defined as total debt excluding subordinated debt, divided by stockholders’ equity plus subordinated debt and minority interest.

A summary of our contractual obligations as of December 31, 2003 follows:

	Payment Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Project specific and other financings	426	262	164	—	—
Operating lease obligations	10	3	5	2	—

Total	436	265	169	2	—

Off-Balance Sheet Arrangements

In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control lots for an extended period of time, until options expire and/or we are ready to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of December 31, 2003, we had $18 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options is $388 million. Pursuant to FIN 46R, as defined elsewhere in this Form 10-K, we have consolidated $26 million of these option contracts. Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-K for additional information on our lot options.

We also control 3,748 lots through joint ventures. As of December 31, 2003, our investment in housing and land joint ventures was $78 million. We have provided varying levels of guarantees of debt in our joint ventures. As of December 31, 2003, we had recourse guarantees of $66 million and limited maintenance guarantees of $24 million with respect to debt in our joint ventures.

We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of December 31, 2003, we had $16 million in letters of credit outstanding and $272 million in performance bonds for these purposes. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.

Stock Repurchase Program

In February 2003, our board of directors approved a share repurchase program which allows us to repurchase up to $40 million of Brookfield Homes’ outstanding common shares. During the year ended December 31, 2003, we had repurchased 1,192,749 of our shares at an average cost of $18.19 per share.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements of our Company, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Our most critical accounting policies are those that we believe are the most important in portraying our financial condition and results of operations, and require the most subjectivity and estimates by our management. A summary of our significant accounting policies, including the critical accounting policies discussed below, is provided in the notes to the consolidated financial statements of our Company included elsewhere in this Form 10-K.

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

Carrying Values

Housing and land assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. To arrive at this amount, we estimate the cash flow for the life of each project. These projections take into account the specific business plans for each project, and our estimate of the most probable set of economic conditions anticipated to prevail in the market area. If these assets are considered to be impaired, they are then written down to the fair value less estimated selling costs. The ultimate fair values for our housing and land inventory are dependent upon future market and economic conditions. If our estimate of the future cash flows is significantly different from our actual cash flows, we may prematurely impair the value of the asset, we may underestimate the value of the calculated impairment or we may fail to record an impairment. In these cases, our housing and land inventory would be represented on our balance sheet at other than its cost or fair value, which could have an effect on our gross margin in future periods as we develop and sell the assets.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS 146, “Accounting for Exit or Disposal Activities.” This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated – nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date we committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS 146. The adoption of SFAS 146 did not have a material impact on our results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 expands on the accounting guidance of SFAS 5, “Accounting for Contingencies,” SFAS 57, “Related Party Disclosures,” and SFAS 107, “Disclosure About Fair Value of Financial Instruments.” Interpretation 45 also incorporates, without change, the provisions of FASB Interpretation 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which it supersedes. Interpretation 45 does identify several situations where the recognition of a liability at inception for a guarantor’s obligation is not required. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. We have provided the required disclosures in our consolidated financial statements included elsewhere in this Form 10-K.

In April 2003, the FASB issued SFAS 149, “Amendment of SFAS 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In particular, it: clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative; clarifies when a derivative contains a financing component; amends the definition of an underlying derivative; and amends certain other existing pronouncements. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 by our Company has not had a material impact on our results of operations or financial condition.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The remaining provisions of this Statement are consistent with the proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 by our Company has not had a material impact on the results of operations or financial condition.

In December 2003, the FASB issued revised Interpretation 46 (“FIN 46R”), “Consolidation of Variable Interest Entities” (“VIEs”), an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” and replaces the previous version of FASB Interpretation 46 issued in January, 2003 (“FIN 46”). This interpretation applied immediately to variable interest entities created after January 31, 2003. A company that holds a variable interest in a VIE it acquired before February 1, 2003 shall apply the provision of this interpretation no later than the first fiscal year or interim period beginning after March 15, 2004 unless those entities are considered to be special purpose entities in which the application is to be no later than the end of the first reporting period that ends after December 15, 2003. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We applied the provision of this new pronouncement effective January 1, 2003 but did not restate any previously issued financial statements.

The decision whether to consolidate a VIE begins with establishing that a VIE exists. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investor lacks one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity, and the right to receive the expected residual returns. The entity with the majority of the expected losses or expected residual return is considered to be the primary beneficiary of the entity and is required to consolidate such entity.

We have determined that we are the primary beneficiary of certain VIEs which are presented in our consolidated financial statements under the item “Consolidated land inventory not owned,” with the interest of others included in “Minority interest.” See Notes 2 and 3 of our consolidated financial statements included elsewhere in this Form 10-K for further discussion on the consolidation of land options contracts and joint ventures.

Seasonality and Quarterly Information

We have historically experienced variability in results of operations from quarter to quarter due to the seasonal nature of the homebuilding business and the timing of new community openings and the closing out of projects. We typically experience the highest rate of orders for new homes in the first six months of the calendar year. New home deliveries trail new home orders by several months, therefore we normally have a greater percentage of new home deliveries in the second half of our fiscal year. As a result, our revenues from deliveries of homes are generally higher in the second half of the year.

The following table presents a summary of our operating results for each of the last eight quarters:

	December 31		September 30		June 30		March 31
($ millions, except home closings
and per share amounts)	2003	2002	2003	2002	2003	2002	2003	2002
Total revenue	$391	$321	$288	$149	$200	$209	$144	$163
Gross margin	99	65	80	35	47	41	40	36
Contribution from bulk land sales to net income	14	—	11	—	4	—	10	—
Net income	33	16	28	10	12	10	15	7
Diluted earnings per share(1)	1.06	0.52	0.87	0.30	0.37	0.31	0.45	0.22
Home closings (units)	585	560	460	274	324	412	159	308
Total assets	1,013	844	877	879	845	903	855	869
Total debt	426	424	387	463	354	503	387	487

(1)	Earnings per share was calculated based on the weighted average number of Brookfield Properties common shares outstanding during each respective period up to September 30, 2002, adjusted on the basis of one of our common shares for every five common shares of Brookfield Properties. For the periods October 1, 2002 to December 31, 2003, earnings per share was calculated based on the weighted average number of shares of Brookfield Homes outstanding during this period.

Non-Arms Length Transactions

We have entered into a license agreement with Brookfield Properties (US) Inc., an indirect wholly-owned subsidiary of Brookfield Properties, for the right to use the names “Brookfield” and “Brookfield Homes.” Brookfield Homes Holdings Inc., our wholly-owned subsidiary, has entered into an agreement with Brookfield Properties (US) Inc. with respect to shared services. In addition, we have entered into an agreement with a subsidiary of Brascan, our largest stockholder under which we can deposit cash on a demand basis to earn LIBOR plus 50 basis points. At December 31, 2003, the amount on deposit was $205 million. For details of these arrangements and other non-arms length transactions refer to

“Certain Relationships and Related Party Transactions,” which is incorporated by reference into Item 13 of this report from our definitive 2004 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2004.

Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The forward-looking statements in this annual report on Form 10-K include, among others, statements with respect to:

•	expected home closings, deliveries and lot sales (and the timing thereof);

•	sources of and strategies for future growth;

•	housing gross margin percentages;

•	visibility of cash flow and earnings;

•	financing sources;

•	estimates of cash flow, debt to capitalization ratio and valuation allowance;

•	the effect of interest rate changes;

•	strategic goals;

•	the effect on our business of existing lawsuits;

•	the adequacy of our land supply;

•	whether or not our letters of credit or performance bonds will be drawn upon;

•	acquisition strategies;

•	expansion plans;

•	capital expenditures; and

•	the time of which construction and sales begin on a project.

Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

•	changes in general economic, real estate and other conditions;

•	mortgage rate changes;

•	availability of suitable undeveloped land at acceptable prices;

•	adverse legislation or regulation;

•	ability to obtain necessary permits and approvals for the development of our land;

•	availability of labor or materials or increases in their costs;

•	ability to develop and market our master-planned communities successfully;

•	confidence levels of consumers;

•	ability to raise capital on favorable terms;

•	adverse weather conditions and natural disasters;

•	relations with the residents of our communities;

•	risks associated with increased insurance costs or unavailability of adequate coverage;

•	ability to obtain surety bonds;

•	competitive conditions in the homebuilding industry, including product and pricing pressures; and

•	additional risks and uncertainties, many of which are beyond our control, referred to in this Form 10-K and our other SEC filings.

Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

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

The residential homebuilding and land development industry is cyclical and is significantly affected by changes in general and local economic conditions, such as employment levels, availability of financing for homebuyers, interest rates, consumer confidence and housing demand. In addition, significant supply of alternatives to new homes, such as rental properties and used homes, may depress prices and reduce margins for the sale of new homes. Homebuilders are also subject to risks related to the availability and cost of materials and labor, and adverse weather conditions that can cause delays in construction schedules and cost overruns. Furthermore, the market value of undeveloped land, buildable lots and housing inventories held by us can fluctuate significantly as a result of changing economic and real estate market conditions. If there are significant adverse changes in economic or real estate market conditions, we will have to sell homes at a loss or hold land in inventory longer than planned. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We may be particularly affected by changes in local market conditions in California, where we derive a large proportion of our revenue.

Rising mortgage rates will discourage people from buying new homes.

Virtually all of our customers finance their home acquisitions through lenders providing mortgage financing. Mortgage rates are currently at or near their lowest levels in many years. Increases in mortgage rates or decreases in the availability of mortgage financing could depress the market for new homes because of the increased monthly mortgage costs to potential homebuyers. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their homes to potential buyers who need financing, which would result in reduced demand for new homes. As a result, rising mortgage rates could adversely affect our ability to sell new homes and the price at which we can sell them.

Laws and regulations related to property development and related to the environment subject us to additional costs and delays which adversely affect our business and results of operations.

We must comply with extensive and complex regulations affecting the homebuilding and land development process. These regulations impose on us additional costs and delays, which adversely affect our business and results of operations. In particular, we are required to obtain the approval of numerous governmental authorities regulating matters such as permitted land uses, levels of density, the installation of utility services, zoning and building standards. We must also comply with a variety of local, state and federal laws and regulations concerning the protection of health and the environment, including with respect to hazardous or toxic substances. These environmental laws sometimes result in delays, cause us to incur additional costs, or severely restrict land development and homebuilding activity in environmentally sensitive regions or areas.

If we are not able to develop and market our master-planned communities successfully, our business and results of operations will be adversely affected.

Before a master-planned community generates any revenues, material expenditures are incurred to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities, model homes and sales facilities. It generally takes several years for a master-planned community development to achieve cumulative positive cash flow. If we are unable to develop and market our master-planned communities successfully and to generate positive cash flows from these operations in a timely manner, it will have a material adverse effect on our business and results of operations.

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

We are leveraged, and also guarantee shortfalls under some of our bond debt service agreements, when the revenues, fees and assessments which are designed to cover principal and interest and other operating costs of the bonds are not paid. Our leverage could have important consequences, including the following: our ability to obtain additional financing for working capital, capital expenditures or acquisitions may be impaired in the future; a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt, thereby reducing the funds available to us for other purposes; some of our borrowings are and will continue to be at variable rates of interest, which will expose us to the risk of increased interest rates; and our substantial leverage may limit our flexibility to adjust to changing economic or market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a general economic downturn.

We finance each of our projects individually. As a result, to the extent we increase the number of our projects and our related investment, our total debt obligations may increase.

We repay the principal of our debt from the proceeds of home closings, and as a result our annual debt service is equal to the interest that accrues on our debt. Based on our debt levels as of December 31, 2003, a 1% change up or down in interest rates could have either a positive or negative effect of approximately $4 million on our cash flows. Refer also to the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risks – Interest Rates.”

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

Interest Rates

We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. Based on our debt levels as of December 31, 2003, a 1% change up or down in interest rates would have either a positive or negative effect of approximately $4 million on our cash flows.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of Brookfield Homes Corporation:

We have audited the accompanying consolidated balance sheets of Brookfield Homes Corporation and subsidiaries (“the Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1(k) and 2 to the financial statements, the Company changed its method of accounting for option contracts in 2003 to conform to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

Chartered Accountants
Toronto, Ontario, Canada
February 18, 2004

BROOKFIELD HOMES CORPORATION

CONSOLIDATED BALANCE SHEETS

(all dollar amounts are in thousands of U.S. dollars)

		As at December 31
	Note	2003	2002
Assets
Housing and land inventory	2	$567,302	$616,425
Investments in housing and land joint ventures	3	78,198	80,959
Consolidated land inventory not owned	2	25,542	—
Receivables and other assets		80,346	74,534
Cash and cash equivalents	9	218,606	35,903
Deferred tax asset	6	43,446	36,115

		$1,013,440	$843,936

Liabilities and Equity
Project specific and other financings	4	$426,311	$325,492
Accounts payable and other liabilities		145,090	74,634
Subordinated debt due to related party	5	—	98,300
Minority interest	2	59,781	24,772
Preferred stock – 10,000,000 shares authorized, no shares issued	8	—	—
Common stock – 65,000,000 shares authorized, 30,881,032 (excluding 1,192,749 shares in treasury shares with a cost of $21,695) issued and outstanding at December 31, 2003; 32,073,781 issued and outstanding at December 31, 2002	8	299,043	320,738
Retained earnings		83,215	—

		$1,013,440	$843,936

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		Years Ended December 31
	Note	2003	2002	2001
Revenue
Housing		$817,774	$784,807	$728,848
Land and other revenues		183,421	46,431	61,604
Equity in earnings from housing and land joint ventures		22,055	10,429	8,753

		1,023,250	841,667	799,205
Direct Cost of Sales		757,480	664,816	633,507

		265,770	176,851	165,698
Selling, general and administrative expense		66,612	60,822	55,771
Interest expense	2	33,397	35,316	37,694
Minority interest		18,684	8,566	6,259

Net Income Before Taxes		147,077	72,147	65,974
Income tax expense	6	58,830	28,858	26,388

Net Income		$88,247	$43,289	$39,586

Earnings Per Share – Basic	1	$2.78	$1.35	$1.23

Earnings Per Share – Diluted	1	$2.75	$1.35	$1.23

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(all dollar amounts are in thousands of U.S. dollars)

		Years Ended December 31
	Note	2003	2002	2001
Common Stock
Opening balance		$320,738	$1	$1
Recapitalization upon reorganization		—	320,737	—
Repurchase of common shares	8	(21,695)	—	—

		299,043	320,738	1

Combined Companies’ Capital
Opening balance		—	286,979	211,091
Contributions of capital		—	7,037	36,302
Distributions of capital		—	—	—
Net income (prior to reorganization)	1	—	26,722	39,586
Recapitalization upon reorganization	1	—	(320,738)	—

Ending balance		—	—	286,979

Retained Earnings
Opening balance		—	—	—
Net income		88,247	16,567	—
Dividends	8	(5,032)	(16,567)	—

Ending balance		83,215	—	—

Total stockholders’ equity		$382,258	$320,738	$286,980

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(all dollar amounts are in thousands of U.S. dollars)

	Years Ended December 31
	2003	2002	2001
Cash Flows From Operating Activities
Net income	$88,247	$43,289	$39,586
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Undistributed income from housing and land joint ventures	(3,179)	(10,429)	(8,753)
Minority interest	18,684	8,566	6,259
Provision for deferred income taxes	38,830	28,858	26,388
Stock option expense	5,080	1,148	414
Changes in operating assets and liabilities:
(Increase)/decrease in receivables and other assets	(5,812)	(10,798)	9,139
(Increase)/decrease in housing and land inventory	47,389	16,975	(86,864)
Increase/(decrease) in accounts payable and other liabilities	19,215	24,563	(18,395)

Net cash provided by/(used in) operating activities	208,454	102,172	(32,226)

Cash Flows From Investing Activities
Net recovery from/(investment in) housing and land joint ventures	5,940	23,658	(356)

Net cash provided by/(used in) investing activities	5,940	23,658	(356)

Cash Flows From Financing Activities
Net borrowings under revolving project specific and other financings	100,819	41,307	72,604
Net borrowings/(repayments) under revolving subordinated debt	—	(73,635)	(45,843)
Repayment of subordinated debt	(98,300)	(43,000)	—
Net (distributions to)/contributions from minority interest	(7,483)	1,177	(1,597)
Contributions of capital	—	35	269
Repurchase of common shares	(21,695)	—	—
Dividends paid	(5,032)	(16,567)	—

Net cash (used in)/provided by financing activities	(31,691)	(90,683)	25,433

Increase/(decrease) in cash and cash equivalents	182,703	35,147	(7,149)
Cash and cash equivalents at beginning of year	35,903	756	7,905

Cash and cash equivalents at end of year	$218,606	$35,903	$756

Supplemental Cash Flow Information
Interest paid	$19,117	$25,820	$34,244
Non-cash capital contributions:
Benefits of tax losses of consolidated group contributed	—	5,854	35,619
Costs of options of former parent issued to management of the Company	—	1,148	414
Consolidated land inventory not owned	23,808	—	—

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in $U.S. thousands except share and per share amounts)

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

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the consolidated accounts of Brookfield Homes and its subsidiaries and investments in unconsolidated joint ventures and variable interests in which the Company is the primary beneficiary. These financial statements for the comparative periods are presented on a combined basis as if the Land and Housing Operations had been owned by the Company for the prior periods presented. In addition, certain of the comparative figures have been reclassified to conform with the current year’s presentation.

(b)	Housing and Land Inventory

(i) Revenue recognition: Revenues from the sale of homes are recognized when title passes to the purchaser, usually upon closing, wherein all proceeds are received or collectability is evident. Land sales are recognized when all material conditions of sale have been met and a significant cash down payment or appropriate security is received.

(ii) Carrying values: Housing and land assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. To arrive at this amount, the Company estimates the cash flow for the life of each project. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. If these assets are considered to be impaired, they are then written down to the fair value less estimated selling costs. The ultimate fair values for the Company’s housing and land inventory are dependent upon future market and economic conditions.

(iii) Capitalized costs: Capitalized costs include the costs of acquiring land, development costs, interest, property taxes and overhead related to development. These costs are expensed as costs of sales on a specific identification basis or on a relative value in proportion to anticipated revenue.

(c)	Joint Ventures

Joint ventures, where the Company exercises significant influence and has less than a controlling interest, are accounted for using the equity method. Equity income from interests in housing and land joint ventures is included in revenue.

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
(Tabular amounts in $U.S. thousands except share and per share amounts)

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

The Company accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.” All stock options granted have exercise prices equal to the market value of the stock on the date of the grant. Participants in the management share option plan can elect to purchase shares at the exercise price or receive cash equal to the difference between the exercise price and the current market price. Accordingly, the Company records the intrinsic value of these options as a liability using variable plan accounting. The pro forma disclosures required by SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” are not included in the financial statements as the basis of accounting and disclosure for the options under SFAS 123, SFAS 148 and APB 25 would yield the same compensation expense as that already recognized in the financial statements presented.

(h)	Other Comprehensive Income

The Company adheres to U.S. GAAP reporting requirements with respect to the presentation and disclosure of other comprehensive income; however, it has been determined by management that no material differences exist between net income and comprehensive income for each of the periods presented.

(i)	Earnings Per Share

Earnings per share is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) 128. Earnings per share have been calculated on the weighted average number of common shares of Brookfield Homes for the year ended December 31, 2003 and of Brookfield Properties for the comparative period presented divided by a factor of five to reflect the ratio of distribution of the Company’s shares of Brookfield Properties’ stockholders. The weighted average number of common shares outstanding used in the calculation of basic earnings per share was 31.8 million for the year ended December 31, 2003 and 32.0 million for the years ended December 31, 2002 and 2001. Diluted earnings per share for the same periods were calculated on the basis that for the years ended December 31, 2003, 2002 and 2001 there were 32.1 million, 32.0 million and 32.0 million shares outstanding, respectively, reflecting the dilutive impact of options issued by the Company.

(j)	Advertising Costs

The Company expenses advertising costs as incurred. For the years ended December 31, 2003, 2002 and 2001, the Company incurred advertising costs of $6.1 million, $4.5 million, and $4.5 million, respectively.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in $U.S. thousands except share and per share amounts)

(k)	Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS 146, “Accounting for Exit or Disposal Activities.” This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated – nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS 146. The adoption of SFAS 146 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 expands on the accounting guidance of SFAS 5 “Accounting for Contingencies,” SFAS 57 “Related Party Disclosures,” and SFAS 107 “Disclosure About Fair Value of Financial Instruments.” Interpretation 45 also incorporates, without change, the provisions of FASB Interpretation 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which it supersedes. Interpretation 45 does identify several situations where the recognition of a liability at inception for a guarantor’s obligation is not required. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has provided the required disclosures in these financial statements.

In April 2003, the FASB issued SFAS 149, “Amendment of SFAS 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In particular, it: clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative; clarifies when a derivative contains a financing component; amends the definition of an underlying derivative; and amends certain other existing pronouncements. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 by the Company has not had a material impact on the results of operations or financial conditions.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The remaining provisions of this Statement are consistent with the proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 by the Company has not had a material impact on the results of operations or financial condition.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in $U.S. thousands except share and per share amounts)

In December 2003, the FASB issued revised Interpretation 46 (“FIN 46R”), “Consolidation of Variable Interest Entities” (“VIEs”), an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” and replaces the previous version of FASB Interpretation 46 issued in January 2003 (“FIN 46”). This interpretation applied immediately to variable interest entities created after January 31, 2003. A company that holds a variable interest in a VIE it acquired before February 1, 2003 shall apply the provision of this interpretation no later than the first fiscal year or interim period ending after March 15, 2004 unless those entities are considered to be special purpose entities in which the application is to be no later than the end of the first reporting period that ends after December 15, 2003. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company applied the provision of this new pronouncement effective January 1, 2003 but did not restate any previously issued financial statements. The decision whether to consolidate a VIE begins with establishing that a VIE exists. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investor lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity, and the right to receive the expected residual returns. The entity with the majority of the expected losses or expected residual return is considered to be the primary beneficiary of the entity and is required to consolidate such entity. The Company has determined they are the primary beneficiary of certain VIEs which are presented in these financial statements under “Consolidated land inventory not owned” with the interest of others included in “Minority interest.” See Notes 2 and 3 for further discussion on the consolidation of land options contracts and joint ventures.

Note 2. Housing and Land Inventory

Housing and land inventory includes homes completed and under construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	December 31
	2003	2002
Housing under construction	$200,553	$200,734
Model homes	21,029	29,015
Land and land under development	345,720	386,676

	$567,302	$616,425

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the years ended December 31, 2003, 2002 and 2001, interest incurred and capitalized by the Company was $19.1 million, $25.8 million and $34.2 million, respectively. Capitalized interest expensed for the same periods was $33.4 million, $35.3 million and $37.7 million, respectively.

In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions of such agreements. Under these option agreements, the Company will fund deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be VIEs, it is the primary beneficiary on options for 311 lots with aggregate exercise prices of $25.5 million, which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $23.8 million for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in $U.S. thousands except share and per share amounts)

Housing and land inventory includes non-refundable deposits and other costs totaling $16.0 million in connection with options that are not required to be consolidated under the provision of FIN 46R. The total exercise price of these options is $362.7 million including the non-refundable deposits identified above. The number of lots which the Company has obtained an option to purchase, excluding those already consolidated, and their respective dates of expiry and their exercise price follows:

		Total
	Number of	Exercise
Year of Expiry	Lots	Price
2004	762	$81,001
2005	1,068	67,721
2006	2,060	47,700
Thereafter	6,400	166,326

	10,290	$362,748

Note 3. Investments in Housing and Land Joint Ventures

The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures follows:

	December 31
	2003	2002
Assets
Housing and land inventory	$310,324	$327,588
Other assets	42,729	39,738

	$353,053	$367,326

Liabilities and Equity
Accounts payable and other liabilities	$15,606	$9,623
Project specific financings	182,452	201,574
Investment and advances
Brookfield Homes	78,198	80,959
Others	76,797	75,170

	$353,053	$367,326

Revenue and Expenses
Revenue	$375,351	$246,804
Expenses	(264,470)	(186,364)

Net income	$110,881	$60,440

Company’s share of net income	$22,055	$10,429

In reporting the Company’s share of net income, all inter-company profits or losses from housing and land joint ventures are eliminated on lots purchased by the Company.

As described in Note 1(c), joint ventures in which the Company has a non-controlling interest are accounted for using the equity method. In addition, the Company has performed an evaluation of its existing joint venture relationships by applying the provisions of FIN 46R. The Company has determined that for those entities in which this interpretation applies, none of these joint ventures were considered to be a VIE requiring consolidation pursuant to the requirements of FIN 46R.

The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At December 31, 2003, the Company had recourse guarantees of $66.4 million and limited maintenance guarantees of $24.2 million with respect to debt in its joint ventures.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in $U.S. thousands except share and per share amounts)

Note 4. Project Specific and Other Financings

The Company has total project specific and other financings outstanding as at December 31, 2003 of $426.3 million (2002 – $325.5 million).

Project specific financings of $360.5 million (2002 – $288.0 million) are revolving in nature, bear interest at floating rates with a weighted average rate of 4.4% as at December 31, 2003 (December 31, 2002 – 4.7%) and are secured by housing and land inventory. The weighted average rate was calculated as of the end of each period, based upon the amount of debt outstanding and the related interest rates applicable on that date.

Interest rates charged under project specific financings include LIBOR and prime rate pricing options. The maximum amount of borrowings during the years ended December 31, 2003, 2002 and 2001 were $360.5 million, $305.3 million and $293.8 million, respectively. The average borrowings during 2003, 2002, 2001 were $326.3 million, $274.5 million, and $263.1 million, respectively.

Other financings of $65.8 million (2002 – $37.4 million) consist of deferred compensation under the Company’s Supplemental Retirement Income Plan. The amount outstanding is credited quarterly with interest at the prime rate.

Project specific and other financings mature as follows: 2004 – $260.9 million; 2005 – $87.2 million; 2006 – $60.0 million; and 2007 – $18.2 million.

Note 5. Subordinated Debt

Brookfield Properties had advanced to a subsidiary of Brookfield Homes $98.3 million at December 31, 2002 pursuant to an unsecured subordinated Note bearing interest at 10% and maturing in 2005. During 2003, this amount was fully repaid.

Note 6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the benefit of net operating losses. The differences that give rise to the net deferred tax asset (liability) follows:

	December 31
	2003	2002
Net operating losses	$—	$47,845
Compensation deductible for tax purposes when paid	43,446	13,270
Differences relating to properties	10,840	—
Valuation allowance	(10,840)	(25,000)

	$43,446	$36,115

SFAS 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. At December 31, 2003, the Company had a valuation allowance of $10.8 million (2002 – $25.0 million) for tax attributes which may not be realized. During the year, the Company reclassified its 2002 valuation allowance to accounts payable and other liabilities. The Company has computed the tax provisions for the periods presented based upon accounting income realized, adjusted for expenses that are not deductible for tax purposes.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in $U.S. thousands except share and per share amounts)

A reconciliation of the statutory income tax rate and the effective rate follows:

	December 31
	2003	2002
Statutory Federal rate	35.0%	35.0%
State income tax	5.0%	5.0%

Effective rate	40.0%	40.0%

Note 7. Stock-Based Compensation

Option Plan

Pursuant to the Company’s stock option plan, Brookfield Homes grants options to purchase shares of the Company’s common stock at the market price of the shares on the day the options are granted. A maximum of two million shares are authorized for issuance under the plan. The timing of vesting of options granted under the plan is at the discretion of the Company’s board of directors or the committee of the board of directors administering the plan. Upon exercise of a vested option and upon payment to the Company of the exercise price, participants will receive one share of the Company’s common stock. The Company’s compensation committee may permit participants to, rather than exercising an in-the-money option (“in-the-money” means the market value of shares under the option exceeds the exercise price of the option prior to related income taxes), receive an amount equal to the difference between the market price of the shares underlying the option and the exercise price of the option. The excess amount will be payable either in cash or by the Company issuing to the participant a number of shares calculated by dividing the excess by the market price of the underlying shares. The Company has recorded the intrinsic value of these options as a liability using variable plan accounting, as required under APB 25. The liability is expensed over the vesting period and re-measured at each reporting date to reflect the current intrinsic value.

The following table sets out the number of common shares that employees of the Company may acquire under options granted under the Company’s stock option plan:

	December 31, 2003		December 31, 2002		December 31, 2001
		Weighted Average		Weighted Average		Weighted Average
		Per Share Exercise		Per Share Exercise		Per Share Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	542,625	$10.00	—	—	—	—
Granted	205,000	$10.74	542,625	$10.00	—	—
Exercised	—	—	—	—	—	—
Cancelled	—	—	—	—	—	—

Outstanding, end of year	747,625	$10.20	542,625	$10.00	—	—

Options exercisable at year end	108,525	$10.00	—	$—	—	—

The following table summarizes information about stock options held by employees of the Company outstanding at December 31, 2003:

		Options Outstanding		Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
	Outstanding at	Average	Average	Outstanding at	Average
Range of Per Share	December 31,	Remaining	Per Share	December 31,	Per Share
Exercise Prices	2003	Contract Life	Exercise Price	2002	Exercise Price
$10.00	542,625	3.9 years	$10.00	108,525	$10.00
$10.74	205,000	4.2 years	$10.74	—	—

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in $U.S. thousands except share and per share amounts)

Total compensation costs recognized in income for stock-based employee compensation for the years ended December 31, 2003, 2002 and 2001 were $5.1 million, $1.1 million, and $0.4 million, respectively.

Deferred Share Unit Plan

The Company has adopted a Deferred Share Unit Plan (“DSUP”) under which its executive officers may, at their option, receive all or a portion of their annual bonus awards in the form of deferred share units. The annual bonus awards are convertible into units based on the closing price of the Company’s shares on the New York Stock Exchange on the date of the award. The portion of the annual bonus award elected by an officer to be received in units may, at the discretion of the Company’s Board, be increased by a factor of up to two times for purposes of calculating the number of units to be allocated under the plan. An executive who holds units will receive additional units as dividends are paid on shares of the Company’s common stock, on the same basis as if the dividends were reinvested. The units vest over a five year period and participants are allowed to redeem the units only upon ending their employment with the Company through retirement, termination or death, after which time the units terminate unless redeemed no later than 12 months following such retirement, termination or death. The cash value of the units, when redeemed, will be equivalent to the market value of an equivalent number of shares of our common stock where written notice of redemption is received. As of December 31, 2003, the Company granted 384,771 units under the DSUP all of which were outstanding at December 31, 2003, and of which 68,230 units are vested and 316,541 units vest over the next five years. The pro forma disclosures required under SFAS 123 are not included in the financial statements as they would yield the same compensation expense as that which is already recognized in the financial statements presented. Total compensation costs recognized in income in connection with the DSUP for the years ended December 31, 2003, 2002 and 2001 were $2.1 million, nil and nil, respectively.

Note 8. Stockholders’ Equity

(a) Preferred Stock – The Company currently does not have shares of preferred stock outstanding.

(b) Common Stock Repurchases – In February 2003, the Company’s board of directors approved a stock repurchase plan authorizing the purchase of up to $40 million of the Company’s outstanding common stock. In August 2003, the Company’s board of directors also approved a “Dutch Auction” tender offer which expired on September 30, 2003. During 2003, the Company repurchased a total of 1,192,749 shares for an aggregate purchase price of $21.7 million or approximately $18.19 per share.

(c) Dividends – In February, the Company’s Board of Directors declared a semi-annual cash dividend of $0.08 per common share payable in June and December.

Note 9. Commitments, Contingent Liabilities and Other

(a) The Company, in the normal course of its business, has issued performance bonds and letters of credit pursuant to various facilities which at December 31, 2003, amounted to $271.5 million (December 31, 2002 – $233.8 million, 2001 – $206.0 million) and $16.2 million, (December 31, 2002 – $32.0 million, 2001 – $11.0 million), respectively. The majority of these commitments have been issued to municipal authorities as part of the obligations of the Company in connection with the land servicing requirements.

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
(Tabular amounts in $U.S. thousands except share and per share amounts)

(d) The Company has not presented segmented data as it operates in only one business segment in the United States of America.

(e) The Company had demand deposits of $205.0 million at December 31, 2003 (2002 – $35.0 million) with a financial subsidiary of the Company’s largest stockholder, Brascan Corporation.

(f) When selling a home, it is normal course for the Company to provide customers with standard product one year limited warranties. The following summarizes the product warranties accrual recorded as part of accounts payable and other liabilities in the Consolidated Balance Sheet as at December 31:

2003
Balance, at beginning of year	$10,209
Payments made during the year	(1,691)
Warranties issued during the year	2,899

Balance, at end of year	$11,417

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2003, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of December 31, 2003 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

It should be noted that while our management, including the CEO and CFO, believe our disclosure controls and procedures provide a reasonable level of assurance that such controls and procedures are effective, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information about our directors and the remaining information called for by this item is incorporated by reference from our 2004 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2004 (120 days after the end of our fiscal year). The following table provides the name, age and position of each of our current executive officers and significant employees.

Name	Age	Position Held
Officers:
Ian G. Cockwell	56	President and Chief Executive Officer
Paul G. Kerrigan	36	Executive Vice President, Chief Financial Officer and Treasurer
Shane D. Pearson	31	Secretary
William B. Seith	54	Executive Vice President, Risk Management

Significant Employees:
Stephen P. Doyle	46	President, Brookfield Homes San Diego Inc.
Robert Hubbell	46	President, Brookfield Washington Inc.
Jeffrey J. Prostor	50	President, Brookfield Homes Southland Inc.
John J. Ryan	44	President, Brookfield Homes Bay Area Inc.
Richard T. Whitney	40	President, Brookfield California Land Holdings LLC

Ian Cockwell was appointed President and Chief Executive Officer in October 2002. Since 1994 to December 2002, Mr. Cockwell served in various senior executive positions with Brookfield Residential Group, a division of Brookfield Properties. From 1998 to December 2002, Mr. Cockwell was Chairman and Chief Executive Officer of Brookfield Residential Group.

Paul Kerrigan was appointed Executive Vice President, Chief Financial Officer and Treasurer in October 2002. From 1999 to December 2002, Mr. Kerrigan served as Senior Vice President and Chief Financial Officer of Brookfield Residential Group, a division of Brookfield Properties. Mr. Kerrigan joined Brookfield Properties in 1996 and holds a Chartered Accountant designation.

Shane Pearson was appointed Secretary in October 2002. From 2001 to December 2002, Mr. Pearson served as Corporate Secretary of Brookfield Residential Group, a division of Brookfield Properties. Mr. Pearson joined Brookfield Properties in 2001. Prior to joining Brookfield Properties, Mr. Pearson was employed by a law firm from 1999 to 2001.

William Seith was appointed Executive Vice President, Risk Management in October 2002. From 1994 to December 2002, Mr. Seith served in various senior executive positions with Brookfield Residential Group.

Stephen Doyle was appointed President of our San Diego / Riverside business unit in 1996. Mr. Doyle has 25 years of experience in the real estate industry. Prior to joining Brookfield Properties, Mr. Doyle spent 15 years working for other California homebuilders. Mr. Doyle is a licensed attorney and registered civil engineer in California.

Robert Hubbell was appointed President of our Northern Virginia business unit in 1998. Mr. Hubbell has 21 years of experience in the real estate industry.

Jeffrey Prostor was appointed President of our Southland / Los Angeles business unit in 1996. Mr. Prostor has 21 years of experience in the real estate industry. Prior to joining Brookfield Properties, Mr. Prostor spent six years in city planning and seven years with another homebuilder.

John Ryan was appointed President of our San Francisco Bay Area business unit in 1995. Mr. Ryan has 21 years of real estate and development experience. After six years as a manager in public accounting, specializing in real estate, Mr. Ryan spent eight years with another public homebuilder before joining Brookfield Properties in 1995. Mr. Ryan is a licensed Certified Public Accountant and general contractor.

Richard Whitney was appointed President of Brookfield California Land Holdings LLC in 2002. Prior to his appointment, Mr. Whitney served as Senior Vice President, Finance of Brookfield Residential Group. Mr. Whitney joined Brookfield Properties in 1994.

Item 11. Executive Compensation

The information called for by this item is incorporated by reference from our 2004 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2004 (120 days after the end of our fiscal year).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated by reference from our 2004 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2004 (120 days after the end of our fiscal year).

Item 13. Certain Relationships and Related Transactions

The information called for by this item is incorporated by reference from our 2004 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2004 (120 days after the end of our fiscal year).

Item 14. Principal Accounting Fees and Services

The information called for by this item is incorporated by reference from our 2004 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2004 (120 days after the end of our fiscal year).

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(i)	Financial Statements:

See Item 8 of this report, beginning on page 26.

(ii)	Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have either been incorporated in the consolidated financial statements and accompanying notes or are not applicable to us.

(iii)	Exhibits:

Refer to the Exhibit Index to this report.

(b)	Reports on Form 8-K:

During the quarter ended December 31, 2003, we filed the following Current Reports on Form 8-K:

(i)	On October 10, 2003, we filed a Current Report on Form 8-K for the purpose of filing a press release announcing our net new orders and active selling communities for the quarterly periods ended September 30, 2003 and 2002.

(ii)	On November 4, 2003, we filed a Current Report on Form 8-K for the purpose of filing a press release announcing our earnings and results of operations for the quarterly periods ended September 30, 2003 and 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2004.

BROOKFIELD HOMES CORPORATION

By:	/s/ IAN G. COCKWELL Ian G. Cockwell President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. BRUCE FLATT J. Bruce Flatt	Chairman of the Board	March 15, 2004

/s/ IAN G. COCKWELL Ian G. Cockwell	President and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ PAUL G. KERRIGAN Paul G. Kerrigan	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2004

/s/ GORDON E. ARNELL Gordon E. Arnell	Director	March 15, 2004

/s/ ROBERT A. FERCHAT Robert A. Ferchat	Director	March 15, 2004

/s/ BRUCE T. LEHMAN Bruce T. Lehman	Director	March 15, 2004

/s/ ALAN NORRIS Alan Norris	Director	March 15, 2004

/s/ DAVID M. SHERMAN David M. Sherman	Director	March 15, 2004

/s/ ROBERT L. STELZL Robert L. Stelzl	Director	March 15, 2004

/s/ MICHAEL D. YOUNG Michael D. Young	Director	March 15, 2004

EXHIBIT INDEX

Exhibit	Description
2.1	Purchase Agreement between Brookfield California Holdings Inc. and Brookfield Homes Corporation, effective as of September 30, 2002 – Incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
2.2	Purchase Agreement between Brookfield Homes (US) Inc. and Brookfield Homes Holdings Inc., effective as of September 30, 2002 – Incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
2.3	Purchase Agreement between Brookfield Washington Inc. and Brookfield Homes Holdings Inc., effective as of September 30, 2002 – Incorporated by reference to Exhibit 2.3 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
2.4	Purchase Agreement between Brookfield Homes of California Inc. and Brookfield Homes Holdings Inc., effective as of September 30, 2002 – Incorporated by reference to Exhibit 2.4 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
2.5	Purchase Agreement between Brookfield Washington Inc., Brookfield Homes of California Inc. and Brookfield Homes Corporation, effective as of September 30, 2002 – Incorporated by reference to Exhibit 2.5 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
2.6	Purchase Agreement between Brookfield Homes of California Inc. and Intercontinental Investment & Development Bank Corporation, effective as of September 30, 2002 – Incorporated by reference to Exhibit 2.6 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
3.1	Amended and Restated Certificate of Incorporation – Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
3.2	By-laws – Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
4.1	Description of Common Stock (see Article FOURTH of Exhibit A to Exhibit 3.1) – Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
4.2	Form of Deposit Facility.*
4.3	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments.*
10.1	License Agreement – Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
10.2	Shared Services Agreement – Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
10.3	Guarantee Indemnity Agreement – Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
10.4	Bond Indemnity Agreement – Incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
10.5	Form of Stock Option Plan – Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
10.6	Form of Deferred Share Unit Plan – Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
21.1	List of Subsidiaries – Incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
31.1	Rule 13a-14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.*
31.2	Rule 13a-14(a) certification by Paul G. Kerrigan, Executive Vice President, Chief Financial Officer and Treasurer.*
32.1	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer.*

*	Filed herewith.

Copies of the exhibits filed with or incorporated by reference into this annual report on Form 10-K do not accompany copies of this annual report on Form 10-K distributed to our stockholders. We will furnish a copy of any of such exhibits to any stockholder requesting the same.