Form 10-Q
period 2004-03-31
BROOKFIELD HOMES CORP
filed 2004-05-10
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
Commission File Number: 001 – 31524

BROOKFIELD HOMES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	37-1446709

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12865 Pointe Del Mar Suite 200 Del Mar, California	92014

(Address of Principal Executive Offices)	(Zip Code)

(858) 481-8500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒ No ☐

As of April 30, 2004, the registrant had outstanding 30,881,032 shares of its common stock, $0.01 par value per share.

INDEX

BROOKFIELD HOMES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED BALANCE SHEETS

(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		March 31,	December 31,
	Note	2004	2003
Assets
Housing and land inventory	2	$632,539	$567,302
Investments in housing and land joint ventures	3	75,154	78,198
Consolidated land inventory not owned	2	33,931	25,542
Receivables and other assets		64,213	80,346
Cash and cash equivalents	4	221,059	218,606
Deferred tax asset		40,043	43,446

		$1,066,939	$1,013,440

Liabilities and Equity
Project specific and other financings		$456,574	$426,311
Accounts payable and other liabilities		153,101	145,090
Minority interest	2	65,289	59,781
Preferred stock - 10,000,000 shares authorized, no shares issued		–	–
Common stock - 65,000,000 shares authorized, 30,881,032 (excluding 1,192,749 treasury shares with a cost of $21,695) issued and outstanding at March 31, 2004 and December 31, 2003		299,043	299,043
Retained earnings		92,932	83,215

		$1,066,939	$1,013,440

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		(Unaudited)
		Three Months Ended March 31
	Note	2004	2003
Revenue
Housing		$138,958	$81,443
Land and other revenues		4,231	60,332
Equity in earnings from housing and land joint ventures		851	2,213

		144,040	143,988
Direct Cost of Sales		106,171	103,681

		37,869	40,307
Selling, general and administrative expense		16,171	9,735
Interest expense	2	3,880	5,511
Minority interest		2,146	774

Net Income Before Taxes		15,672	24,287
Income tax expense		5,955	9,707

Net Income		$9,717	$14,580

Earnings Per Share – Basic	1	$0.31	$0.46

Earnings Per Share – Diluted	1	$0.31	$0.45

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Three Months Ended March 31
	2004	2003
Cash Flows From Operating Activities
Net income	$9,717	$14,580
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Undistributed income from housing and land joint ventures	—	(2,213)
Minority interest	2,146	774
Provision for deferred income taxes	3,403	9,707
Stock option expense	4,412	323
Changes in operating assets and liabilities:
Decrease in receivables and other assets	16,133	13,614
Increase in housing and land inventory	(67,241)	(18,328)
Increase/(decrease) in accounts payable and other liabilities	3,599	(7,077)

Net cash (used in)/provided by operating activities	(27,831)	11,380

Cash Flows From Investing Activities
Net recovery from/(investment in) housing and land joint ventures	3,044	(3,744)

Net cash provided by/(used in) investing activities	3,044	(3,744)

Cash Flows From Financing Activities
Net borrowings under revolving project specific and other financings	30,263	35,243
Repayment of subordinated debt	—	(34,300)
Net (distributions to)/contributions from minority interest	(3,023)	1,437

Net cash provided by financing activities	27,240	2,380

Increase in cash and cash equivalents	2,453	10,016
Cash and cash equivalents at beginning of period	218,606	35,903

Cash and cash equivalents at end of period	$221,059	$45,919

Supplemental Cash Flow Information
Interest paid	$4,420	$4,621
Increase in consolidated land inventory not owned	6,385	—

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

The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the December 31, 2003 audited financial statements in the Company’s Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments necessary for fair presentation of the accompanying consolidated condensed financial statements have been made.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of income for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. In addition, certain of the comparative figures have been reclassified to conform with the current year’s presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(b) Earnings Per Share

Earnings per share is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) 128. The weighted average number of common shares outstanding used in the calculation of basic earnings per share for the three months ended March 31, 2004 and 2003 were 30.9 million and 32.1 million, respectively, and in connection with diluted earnings per share for the same periods were calculated on the basis that there were 31.4 million and 32.2 million shares outstanding, respectively, reflecting the dilutive impact of options issued by the Company.

(c) Recent Accounting Pronouncements

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

Note 2. Housing and Land Inventory

Housing and land inventory includes homes completed and under construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	March 31,	December 31,
	2004	2003
Housing under construction	$308,570	$200,553
Model homes	23,551	21,029
Land and land under development	300,418	345,720

	$632,539	$567,302

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in $U.S. thousands except per share amounts)

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three months ended March 31, 2004 and 2003, interest incurred and capitalized by the Company was $4.4 million and $4.6 million, respectively. Capitalized interest expensed for the same periods was $3.9 million and $5.5 million, respectively.

In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions of such agreements. Under these option contracts, the Company will fund deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be VIEs, it is the primary beneficiary on options for 442 lots with aggregate exercise prices of $33.9 million, which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $30.2 million for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company with financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.

Housing and land inventory includes non-refundable deposits and other costs totaling $21.0 million in connection with options that are not required to be consolidated under the provisions of FIN 46R. The total exercise price of these options is $404.5 million including the non-refundable deposits identified above. The number of lots for which the Company has obtained an option to purchase, excluding those already consolidated, and their respective dates of expiry and their exercise price are as follows:

		Total
Year of		Exercise
Expiry	Number of Lots	Price
2004	388	$24,739
2005	1,143	114,409
2006	2,060	40,500
Thereafter	7,450	224,826

	11,041	$404,474

Note 3. Investments in Housing and Land Joint Ventures

The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures is as follows:

	March 31,	December 31,
	2004	2003
Assets
Housing and land inventory	$376,314	$310,324
Other assets	33,606	42,729

	$409,920	$353,053

Liabilities and Equity
Accounts payable and other liabilities	$17,148	$15,606
Project specific financings	225,416	182,452
Investment and advances
Brookfield Homes	75,154	78,198
Others	92,202	76,797

	$409,920	$353,053

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in $U.S. thousands except per share amounts)

	Three Months Ended March 31
	2004	2003
Revenue and Expenses
Revenue	$19,678	$36,594
Expenses	(17,805)	(31,056)

Net income	$1,873	$5,538

Company’s share of net income	$851	$2,213

In reporting the Company’s share of net income, all inter-company profits or losses from housing and land joint ventures are eliminated on lots purchased by the Company.

Joint ventures in which the Company has a non-controlling interest are accounted for using the equity method. In addition, the Company has performed an evaluation of its existing joint venture relationships by applying the provisions of FIN 46R. The Company has determined that for those entities in which this interpretation applies, none of these joint ventures were considered to be a VIE requiring consolidation pursuant to the requirement of FIN 46R.

The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At March 31, 2004, the Company had recourse guarantees of $71.1 million and limited maintenance guarantees of $27.3 million with respect to debt in its joint ventures.

Note 4. Other

(a) The Company had demand deposits of $213.0 million at March 31, 2004 (2003 - $205.0 million) with a financial subsidiary of the Company’s largest stockholder, Brascan Corporation.

(b) When selling a home, it is normal course for the Company to provide customers with standard product one year limited warranties. The following summarizes the product warranties accrual recorded as part of accounts payable and other liabilities in the Consolidated Balance Sheet as at March 31:

2004
Balance, at beginning of period	$11,417
Payments made during the period	(307)
Warranties issued during the period	1,144

Balance, at end of period	$12,254

(c) The Company has entered into a $60.0 million interest rate swap contract which effectively fixes $60.0 million of the Company’s variable rate debt at 5.07% until the contract expires in February, 2009. At March 31, 2004, the fair market value of the contract was nominal.

Note 5. Subsequent Event

On April 1, 2004 the Company’s Board of Directors declared a special dividend of $9.00 per common share, payable $4.50 in cash and $4.50 in principal amount of the Company’s 12% senior subordinated notes due 2020. The subordinated notes totaling approximately $139 million will be due June 30, 2020, and will be unsecured and subordinated to all project specific and other financings of the Company. The subordinated notes will be redeemable by the Company at par at any time. The Company arranged for payment of the special dividend on April 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance and that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

The 22,883 lots that we control, of which we own 11,400 directly or through joint ventures, provide a strong foundation for our future homebuilding business and visibility on our future cash flow and earnings. The lots we control represent in excess of a 12 year lot supply, based on an average of 2004 and 2005 planned home closings.

Homebuilding is our primary source of revenue and has represented approximately 90% of our total revenue since 1999. Our operations are positioned to close between 1,700 and 2,000 homes per year. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price as of March 31, 2004 of $570,000 was well in excess of the national average sales price of approximately $245,000. We also sell serviced and unserviced lots to other homebuilders generally on an opportunistic basis where we can enhance our returns, reduce risk in a market or redeploy capital to an asset providing higher returns.

In addition to our housing and land inventory and investments in housing and land joint ventures, which together comprised 70% of our total assets as of March 31, 2004, we had $221 million in cash and cash equivalents and $104 million in other assets. Other assets consist of homebuyer receivables of $14 million, deferred taxes of $40 million, and mortgages and other receivables of $50 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes. Our mortgages receivable and other receivables relate primarily to land assets we have sold or on which we have granted options to purchase.

Since 1999, our revenues and net income have grown at compounded annual growth rates of 16% and 34%, respectively. Over this period, we generated over $400 million in operating cash flow that was used mainly to improve our net debt to capitalization ratio from a high at the end of 2000 of 68% to 34% as of March 31, 2004. At the same time, we believe we have positioned our business for future growth through the selective acquisition of a significant number of large projects and our overall level of lots controlled. Our recent growth is primarily the result of strong economic fundamentals in the markets in which we operate, our success in acquiring strategic parcels of land and in controlling costs at all levels of our operation.

Special Dividend

On April 1, 2004, the Company declared a special dividend of $9.00 per common share, payable $4.50 in cash and $4.50 in principal amount of the Company’s 12% senior subordinated notes due 2020. The subordinated notes totaling approximately $139 million will be due June 30, 2020, and will be unsecured and subordinated to all our project specific and other financings. The subordinated notes will be redeemable by us at par at any time. We arranged for payment of the special dividend on April 30, 2004.

In declaring the special dividend, we considered our strong operating results and the cash received from bulk lot sales during 2003. Subsequent to the dividend payment, we had available $70 million of cash and cash equivalents and while our net debt to capitalization will increase significantly in the short term, we believe we will generate strong operating cash flow during the remainder of 2004 and 2005 to significantly improve this ratio.

Results of Operations

	Three Months Ended March 31
Selected Financial Information ($ millions)	2004	2003
Revenue:
Housing	$139	$82
Land and other revenues	4	60
Equity in earnings from housing and land joint ventures	1	2

Total revenues	144	144
Cost of sales	106	104

Gross margin	38	40
Selling, general and administrative expense	16	10
Interest expense	4	5

Operating income	18	25
Minority interest	2	1

Net income before taxes	16	24
Income tax expense	6	9

Net income	$10	$15

	Three Months Ended March 31
Selected Operating Data	2004	2003
Home closings (units):
San Francisco Bay Area	54	31
Southland / Los Angeles	58	36
San Diego / Riverside	51	37
Northern Virginia	81	55

Consolidated total	244	159
Unconsolidated joint ventures	13	27

Total	257	186

Average selling price:
San Francisco Bay Area	$743,000	$542,000
Southland / Los Angeles	731,000	819,000
San Diego / Riverside	304,000	300,000
Northern Virginia	506,000	436,000

Average	$570,000	$512,000

Net new orders (units): (1)
San Francisco Bay Area	131	80
Southland / Los Angeles	140	61
San Diego / Riverside	161	151
Northern Virginia	135	130

Total	567	422

Backlog (units at end of period): (2)
San Francisco Bay Area	190	95
Southland / Los Angeles	267	148
San Diego / Riverside	224	233
Northern Virginia	291	254

Total	972	730

Lots Controlled: (3)
San Francisco	3,871	3,425
Southland / Los Angeles	2,250	976
San Diego / Riverside	6,860	9,155
Sacramento	4,520	1,800
Virginia	5,382	4,695

	22,883	20,051

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations for consolidated projects.

(2)	Backlog represents the number of new homes subject to pending sales contracts for consolidated projects.

(3)	Lots controlled represents the total of residential lots owned and lots controlled under option.

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Net Income

Net income was $10 million for the three months ended March 31, 2004, an increase of $5 million over the first three months of 2003 excluding net income of $9.6 million from the bulk sale of 2,600 lots in Riverside County, California in 2003. The increase in net income was primarily due to 85 more home closings over the same period in 2003, an increase of 53%.

Results of Operations

Housing revenues for the three months ended March 31, 2004 were $139 million, an increase of $57 million over the same period in 2003. The increase was primarily due to higher home closings in each of our business units and an 11% increase in our average selling price to $570,000.

The gross margin on housing revenues was $34 million or 24.6% for the three months ended March 31, 2004 compared with $18 million or 22.2% for the same period in 2003. The increase in the gross margin percentage is due to continued strong market conditions, particularly in the San Diego / Riverside area.

For the three months ended March 31, 2004, land and other revenues totaled $4 million, a decrease of $56 million compared to the same period in 2003. The 2003 land and other revenues included $52 million from the bulk sale of 2,600 lots in Riverside County, California. Our land revenues may vary significantly from period to period due to the timing and the nature of land sales as they generally occur on an opportunistic basis.

The gross margin on land and other revenues was $3 million for the three months ended March 31, 2004 compared with $20 million for the same period in 2003.

Equity in earnings from housing and land joint ventures for the three months ended March 31, 2004 was $1 million compared with $2 million for the same period in 2003. Income contributed during the three months ended March 31, 2004 was primarily from our housing operations at the Fullerton joint venture in the Southland / Los Angeles area.

Other Expenses

Selling, general and administrative expense was $16 million for the three months ended March 31, 2004 compared to $10 million for the same period in 2003. This increase was primarily a result of additional active projects and an increase in stock option expense of $4 million over the same period 2003. Excluding stock option expense, selling, general and administrative expense as a percentage of housing revenue was 8.5% for the three months ending March 31, 2004 compared with 11.9% for the same period in 2003. Our selling, general and administrative expense as a percentage of annual housing revenue is targeted to be 8%, however, the percentage will fluctuate between quarters depending on the number of homes closed in any particular quarter.

Interest expense as a percentage of total revenue was 2.7% for the three months ended March 31, 2004 compared with 3.8% for the same period in 2003. The lower percentage in 2004 is a result of lower weighted average interest rates on our debt. Given that we capitalize interest costs to our projects, our level of interest expense may vary from period to period due to the mix of the projects that have home closings.

Sales Activity

Net new orders during the first three months of 2004 were 145 units higher than the same period in 2003. The increase was due mainly to continued strong market conditions and a higher number of active selling communities. First quarter 2004 net new orders of 567 units, added to the order backlog at December 31, 2003 of 649 units, totaled at March 31, 2004, approximately 70% of our 1,750 planned home closings for 2004.

Liquidity and Capital Resources

Financial Position

Our total assets as of March 31, 2004 were $1,067 million, consistent with December 31, 2003.

Our total debt as of March 31, 2004 was $457 million, consistent with $426 million as of December 31, 2003. Total debt as of March 31, 2004 consisted mainly of project specific financings which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major project specific lenders are Bank of America, Housing Capital Corporation and Wells Fargo. Other debt comprises deferred compensation on which interest is paid at prime. As of March 31, 2004, the average interest rate on our debt was 4.4% with maturities as follows:

	Maturities
($ millions)	2004	2005	2006	Post 2006	Total
San Francisco Bay Area	$77	$19	$–	$–	$96
Southland / Los Angeles	90	33	–	–	123
San Diego / Riverside	100	32	6	–	138
Northern Virginia	1	28	26	–	55
Other	–	–	11	34	45

Total	$268	$112	$43	$34	$457

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

Cash used in our operating activities totaled $28 million during the three months ended March 31, 2004 compared with cash provided of $11 million for the same period in 2003. The cash used in the first three months of 2004 was a result of significant expenditures on the construction of our homes in sales backlog. Our cash generated in the first three months of 2003 was due primarily to the sale of 2,600 lots in Riverside County, California.

Cash provided in our investing activities in joint ventures for the three months ended March 31, 2004 was $3 million, compared to cash used of $4 million for the same period in 2003.

Cash provided from our financing activities for the three months ended March 31, 2004 was $27 million compared with $2 million in 2003. Our cash from financing activities in the first quarter of 2004 came primarily from a $30 million increase in construction and other development loans.

Contractual Obligations and Other Commitments

We generally fund the development of our communities through the use of project specific financing. As of March 31, 2004, we had project specific debt lines of $218 million available to complete land development and construction activities.

A total of $380 million of our project specific and other financings mature prior to the end of 2005. The high level of maturities in 2004 and 2005 is due to our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate cash flow from our assets in 2004 and 2005 to repay these obligations. Our net debt to total capitalization ratio as of March 31, 2004, which is defined as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 34%. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of our 2003 Annual Report on Form 10-K entitled “Risk Factors – Our Debt and Leverage Could Adversely Affect our Financial Condition.”

In February 2004, we entered into a $60 million interest rate swap contract which effectively fixes $60 million of our variable rate debt at 5.07% until the contract expires in February, 2009. At March 31, 2004, the fair market value of the contract was nominal.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control lots for an extended period of time, until options expire and/or we are ready to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of March 31, 2004, we had $25 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options is $438 million. Pursuant to FIN 46R, as defined elsewhere in this Form 10-Q, we have consolidated $34 million of these option contracts.

Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q for additional information on our lot options.

We also control 4,303 lots through joint ventures. As of March 31, 2004, our investment in housing and land joint ventures was $75 million. We have provided varying levels of guarantees of debt in our joint ventures. As of March 31, 2004, we had recourse guarantees of $71 million and limited maintenance guarantees of $27 million with respect to debt in our joint ventures.

We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of March 31, 2004, we had for these purposes $19 million in letters of credit outstanding and $284 million in performance bonds for these purposes. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:

•	expected home closings and project completions and timing thereof;

•	expected lot supply;

•	estimates of revenues, cash flows, debt levels and debt to capitalization ratio;

•	the visibility on our future cash flow and earnings;

•	sources of future growth;

•	the effect of interest rate changes on our cash flows;

•	targeted selling, general and administrative expenses as a percentage of housing revenue;

•	the effect on our business of existing lawsuits; and

•	whether or not our letters of credit or performance bonds will be drawn upon.

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

• competitive conditions in the homebuilding industry, including product and pricing pressures; and

• additional risks and uncertainties, many of which are beyond our control, referred to in our Form 10-K for the year ended December 31, 2003 and our other SEC filings.

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

Interest Rates

We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. Based on our debt levels as of March 31, 2004, a 1% change up or down in interest rates would have either a positive or negative effect of approximately $4 million on our cash flows.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of our fiscal quarter ended March 31, 2004, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a - 15(e) and 15d — 15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

(b) Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Rule 13a — 14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.

31.2	Rule 13a — 14(a) certification by Paul G. Kerrigan, Executive Vice President, Chief Financial Officer and Treasurer.

32.1	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer.

(b)	Reports on Form 8-K:

During the quarter ended March 31, 2004, we filed the following Current Reports on Form 8-K:

(1)	On January 9, 2004, we filed a Current Report on Form 8-K for the purpose of filing a press release announcing our net new orders and active selling communities for the quarterly periods ended December 31, 2003 and 2002.

(2)	On February 19, 2004, we filed a Current Report on Form 8-K for the purpose of filing a press release announcing our earnings and results of operations for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of May, 2004.

BROOKFIELD HOMES CORPORATION

By:	/s/ PAUL G. KERRIGAN
Paul G. Kerrigan
Executive Vice President, Chief Financial Officer
and Treasurer

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 13a — 14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.
31.2	Rule 13a — 14(a) certification by Paul G. Kerrigan, Executive Vice President, Chief Financial Officer and Treasurer.
32.1	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer.