Form 10-Q
period 2004-06-30
BROOKFIELD HOMES CORP
filed 2004-08-09
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☑	No ☐

As of July 30, 2004, the registrant had outstanding 30,966,032 shares of its common stock, $0.01 par value per share.

INDEX

BROOKFIELD HOMES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED BALANCE SHEETS

(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		June 30,	December 31,
	Note	2004	2003
Assets
Housing and land inventory	2	$680,548	$567,302
Investments in housing and land joint ventures	3	76,590	78,198
Consolidated land inventory not owned	2	20,925	25,542
Receivables and other assets		64,258	80,346
Cash and cash equivalents	4	81,177	218,606
Deferred tax asset		45,915	43,446

		$969,413	$1,013,440

Liabilities and Equity
Project specific and other financings		$484,066	$426,311
Accounts payable and other liabilities		157,834	145,090
Subordinated debt	5	137,294	—
Minority interest	2	58,533	59,781
Stockholders’ equity		131,686	382,258

		$969,413	$1,013,440

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		(Unaudited)
		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2004	2003	2004	2003
Revenue
Housing		$212,080	$183,343	$351,038	$264,786
Land and other revenues		16,367	5,953	20,598	66,285
Equity in earnings from housing and land joint ventures		3,142	10,363	3,993	12,576

		231,589	199,659	375,629	343,647
Direct Cost of Sales		174,827	152,983	280,998	256,664

		56,762	46,676	94,631	86,983
Selling, general & administrative expense		17,200	16,819	33,371	26,554
Interest expense	2	6,100	7,512	9,980	13,023
Minority interest		4,661	2,400	6,807	3,174

Net Income Before Taxes		28,801	19,945	44,473	44,232
Income tax expense		10,945	7,985	16,900	17,692

Net Income		$17,856	$11,960	$27,573	$26,540

Earnings Per Share – Basic	1	$0.58	$0.37	$0.89	$0.83

Earnings Per Share – Diluted	1	$0.56	$0.37	$0.87	$0.82

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		Six Months Ended June 30,
	Note	2004	2003
Preferred stock – opening balance		$—	$—
Common stock – opening balance		299,043	320,738
Retained earnings – opening balance		83,215	—
Exercise of stock options		2,255	—
Repurchase of common shares		—	(1,336)
Net income		27,573	26,540
Regular dividend		(2,471)	(2,562)
Special dividend	5	(277,929)	—

Total stockholders’ equity – end of period		$131,686	$343,380

Authorized and issued shares:
Preferred stock – 10,000,000 shares authorized, no shares issued
Common stock – 65,000,000 shares authorized, 30,966,032 shares issued and outstanding at June 30, 2004 (excluding 1,107,749 treasury shares with a cost of $21,610)

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cash Flows From Operating Activities
Net income	$17,856	$11,960	$27,573	$26,540
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Undistributed income from housing and land joint ventures	—	(594)	—	(2,807)
Minority interest	4,661	2,400	6,807	3,174
Provision for deferred income taxes	(5,872)	7,985	(2,469)	17,692
Stock option expense	1,283	935	5,695	1,258
Changes in operating assets and liabilities:
Decrease/(increase) in receivables and other assets	(45)	(5,429)	16,088	8,185
Increase in housing and land inventory	(46,301)	(4,221)	(113,542)	(22,549)
Increase in accounts payable and other liabilities	5,620	11,242	9,219	4,165

Net cash (used in)/provided by operating activities	(22,798)	24,278	(50,629)	35,658

Cash Flows From Investing Activities
Net recovery from/(investment in) housing and land joint ventures	(1,436)	2,939	1,608	(805)

Net cash provided by/(used in) investing activities	(1,436)	2,939	1,608	(805)

Cash Flows From Financing Activities
Net borrowings/(repayments) under revolving project specific and other financings	27,492	(9,069)	57,755	26,174
Repayment of subordinated debt	—	(24,000)	—	(58,300)
Net (distributions to)/contributions from minority interest	(119)	160	(3,142)	1,597
Repurchase of common shares	—	(1,336)	—	(1,336)
Exercise of stock options	85	—	85	—
Dividends paid in cash	(143,106)	(2,562)	(143,106)	(2,562)

Net cash used in financing activities	(115,648)	(36,807)	(88,408)	(34,427)

(Decrease)/increase in cash and cash equivalents	(139,882)	(9,590)	(137,429)	426
Cash and cash equivalents at beginning of period	221,059	45,919	218,606	35,903

Cash and cash equivalents at end of period	$81,177	$36,329	$81,177	$36,329

Supplemental Cash Flow Information
Interest paid	$7,032	$4,233	$11,452	$8,854
Decrease in consolidated land inventory not owned	$11,298	$—	$4,913	$—
Dividends paid through issuance of subordinated debt	$137,294	$—	$137,294	$—

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

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of income for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. In addition, certain of the comparative figures have been reclassified to conform with the current year’s presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(b)	Earnings Per Share

Earnings per share is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) 128. The weighted average number of common shares outstanding used in the calculation of basic earnings per share for the three months ended June 30, 2004 and 2003 were 30.9 million and 32.0 million, respectively, and for the six months ended June 30, 2004 and 2003 were 30.9 million and 32.1 million, respectively. Diluted earnings per share for the three months ended June 30, 2004 and 2003 were calculated on the basis that there were 31.6 million and 32.3 million shares outstanding, respectively, and for the six months ended June 30, 2004 and 2003 there were 31.5 million and 32.3 million shares outstanding, respectively, reflecting the dilutive impact of options issued by the Company.

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

Note 2. Housing and Land Inventory

Housing and land inventory includes homes completed and under construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	June 30,	December 31,
	2004	2003
Housing under construction	$309,713	$200,553
Model homes	28,443	21,029
Land and land under development	342,392	345,720

	$680,548	$567,302

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in $U.S. thousands except per share amounts)

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003, interest incurred and capitalized by the Company was $7.0 million, $4.2 million, $11.5 million and $8.9 million, respectively. Capitalized interest expensed for the same periods was $6.1 million, $7.5 million, $10.0 million and $13.0 million, respectively.

In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions of such agreements. Under these option contracts, the Company will fund deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be VIEs, it is the primary beneficiary on options for 245 lots with aggregate exercise prices of $20.9 million (December 31, 2003 — $25.5 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $18.9 million (December 31, 2003 — $23.8 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company with financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.

Housing and land inventory includes non-refundable deposits and other costs totaling $26.4 million (December 31, 2003 — $16.0 million) in connection with options that are not required to be consolidated under the provisions of FIN 46R. The total exercise price of these options is $444.9 million (December 31, 2003 — $362.7 million) including the non-refundable deposits identified above. The number of lots for which the Company has obtained an option to purchase, excluding those already consolidated, and their respective dates of expiry and their exercise price are as follows:

		Total
		Exercise
Year of Expiry	Number of Lots	Price
2004	327	$28,474
2005	1,112	108,503
2006	2,118	47,175
Thereafter	7,869	260,722

	11,426	$444,874

Note 3. Investments in Housing and Land Joint Ventures

The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures is as follows:

	June 30,	December 31,
	2004	2003
Assets
Housing and land inventory	$357,923	$310,324
Other assets	56,972	42,729

	$414,895	$353,053

Liabilities and Equity
Accounts payable and other liabilities	$25,857	$15,606
Project specific financings	214,170	182,452
Investment and advances
Brookfield Homes	76,590	78,198
Others	98,278	76,797

	$414,895	$353,053

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in $U.S. thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue and Expenses
Revenue	$41,414	$67,957	$61,092	$104,551
Expenses	(27,771)	(45,358)	(45,576)	(76,414)

Net income	$13,643	$22,599	$15,516	$28,137

Company’s share of net income	$3,142	$10,363	$3,993	$12,576

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

The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At June 30, 2004, the Company had recourse guarantees of $62.7 million and limited maintenance guarantees of $30.9 million with respect to debt in its joint ventures.

Note 4. Other

(a) The Company had demand deposits of $85.0 million at June 30, 2004 (December 31, 2003 — $205.0 million) with a financial subsidiary of the Company’s largest stockholder, Brascan Corporation.

(b) When selling a home, it is normal course for the Company to provide customers with standard product one year limited warranties. The following summarizes the product warranties accrual recorded as part of accounts payable and other liabilities in the Consolidated Balance Sheet as at June 30:

2004
Balance, January 1, 2004	$11,417
Payments made during the period	(2,163)
Warranties issued during the period	3,821

Balance, June 30, 2004	$13,075

Note 5. Special Dividend

On April 30, 2004 the Company paid a special dividend of $9.00 per common share, $277.9 million in the aggregate, consisting of $140.6 million in cash and $137.3 million in principal amount of the Company’s 12% senior subordinated notes due 2020. The subordinated notes are unsecured and subordinated to all project specific and other financings of the Company. The subordinated notes are redeemable by the Company at par at any time.

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

Overview

We design, construct and market single-family and multi-family homes primarily to move-up and luxury homebuyers and develop land for our operations as well as for sale to other homebuilders. Our operations are currently focused primarily in five markets: San Francisco Bay Area; Southland / Los Angeles; San Diego / Riverside; Sacramento and Northern Virginia. Our goal is to maximize the total return on our common stockholders’ equity over the long term.

We control 23,104 lots of which we own 11,433 directly or through joint ventures. Our lots provide a strong foundation for our future homebuilding business as well as visibility on our future cash flow and earnings. The lots we control represent a 12 year lot supply, based on the average of our fiscal year 2004 and 2005 planned home closings.

Homebuilding is our primary source of revenue and has represented approximately 90% of our total revenue since 1999. Our operations are positioned to close between 1,700 and 2,000 homes per year. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price as of June 30, 2004 of $609,000 was well in excess of the national average sales price of approximately $245,000. We also sell serviced and unserviced lots to other homebuilders generally on an opportunistic basis where we can enhance our returns, reduce risk in a market or redeploy capital to an asset providing higher returns.

In addition to our housing and land inventory and investments in housing and land joint ventures, which together comprised 80% of our total assets as of June 30, 2004, we had $81 million in cash and cash equivalents and $110 million in other assets. Other assets consist of homebuyer receivables of $21 million, deferred taxes of $46 million, and mortgages and other receivables of $43 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes. Our mortgages receivable and other receivables relate primarily to land assets we have sold or on which we have granted options to purchase.

Since 1999, our revenues and net income have grown at compounded annual growth rates of 16% and 34%, respectively. Over this period, we generated approximately $400 million in operating cash flow that was used mainly to return cash to shareholders. At the same time, we believe we have positioned our business for future growth through the selective acquisition of a significant number of large projects and our overall level of lots controlled. Our recent growth is primarily the result of strong economic fundamentals in the markets in which we operate, our success in acquiring strategic parcels of land and in controlling costs at all levels of our operation.

Special Dividend

On April 30, 2004, we paid a special dividend of $9.00 per common share, or $277.9 million in the aggregate, payable partly in cash and partly in principal amount of the Company’s 12% senior subordinated notes due June 30, 2020. The subordinated notes, which total $137.3 million are unsecured and subordinated to all our project specific and other financings. The subordinated notes are redeemable by us at par at any time.

In declaring the special dividend, we considered our strong operating results and the cash received from bulk lot sales during 2003. While our net debt to capitalization has increased significantly in the short term, we believe we will generate strong operating cash flow during the remainder of 2004 and 2005 to significantly improve this ratio.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Selected Financial Information ($ millions)
Revenue:
Housing	$212	$184	$351	$265
Land and other revenues	17	6	21	66
Equity in earnings from housing and land joint ventures	3	10	4	13

Total revenues	232	200	376	344
Cost of sales	175	153	281	257

Gross margin	57	47	95	87
Selling, general and administrative expense	17	17	33	27
Interest expense	6	8	10	13

Operating income	34	22	52	47
Minority interest	5	2	7	3

Net income before taxes	29	20	45	44
Income tax expense	11	8	17	17

Net income	$18	$12	$28	$27

Selected Operating Data
Home closings (units):
San Francisco Bay Area	75	69	129	100
Southland / Los Angeles	115	68	173	104
San Diego / Riverside	46	96	97	133
Northern Virginia	96	91	177	146

Consolidated total	332	324	576	483
Unconsolidated joint ventures	13	37	26	64

Total	345	361	602	547

Average selling price:
San Francisco Bay Area	$695,000	$626,000	$715,000	$600,000
Southland / Los Angeles	802,000	1,047,000	778,000	968,000
San Diego / Riverside	433,000	292,000	365,000	294,000
Northern Virginia	498,000	451,000	502,000	445,000

Average	$639,000	$566,000	$609,000	$548,000

Net new orders (units): (1)
San Francisco Bay Area	140	108	271	188
Southland / Los Angeles	136	98	276	159
San Diego / Riverside	243	180	404	331
Northern Virginia	123	193	258	323

Total	642	579	1,209	1,001

Backlog (units at end of period): (2)
San Francisco Bay Area	255	134
Southland / Los Angeles	288	178
San Diego / Riverside	421	317
Northern Virginia	318	356

Total	1,282	985

Lots Controlled: (3)
San Francisco Bay Area	3,866	3,356
Southland / Los Angeles	2,499	1,445
San Diego / Riverside	6,903	9,081
Sacramento	4,520	1,800
Virginia	5,316	4,650

Total	23,104	20,332

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations for consolidated projects.

(2)	Backlog represents the number of new homes subject to pending sales contracts for consolidated projects.

(3)	Lots controlled represents the total of residential lots owned and lots controlled under option.

Three Months and Six Months Ended June 30, 2004 Compared with Three Months and Six Months Ended June 30, 2003

Net Income

Net income was $18 million and $28 million for the three months and six months ended June 30, 2004, an increase of $10 million and $15 million, respectively, over the three and six months ending June 30, 2003, excluding net income of $4 million and $14 million, respectively, from the bulk sale of lots in southern California in 2003. The increase in net income for the three and six months ended June 30, 2004 was primarily due to continued strong market conditions in all our markets.

Results of Operations

Housing revenues were $212 million and $351 million for the three and six months ended June 30, 2004, an increase of $28 million and $86 million, respectively, over the three and six months ending June 30, 2003. The increase in housing revenue for the three months ending June 30, 2004 was due primarily to a 13% increase in our average selling price to $639,000.

The gross margin on housing revenues for the three months ended June 30, 2004 was $48 million or 22.5% compared with $35 million or 19.2% for the same period in 2003. The gross margin on housing revenues for the six months ended June 30, 2004 was $82 million or 23.4% compared with $53 million or 20.2% for the same period in 2003. The increase in the gross margin percentage is due to continued strong market conditions in all our markets.

Land and other revenues for the three months ended June 30, 2004 were $17 million, an increase of $11 million over the same period in 2003. For the six months ended June 30, 2004, land and other revenues totaled $21 million, a decrease of $45 million compared to the same period in 2003. The decrease for the six month period was primarily the result of the $52 million bulk sale of 2,600 lots in 2003 in Riverside County, California. Our land revenues may vary significantly from period to period due to the timing and the nature of land sales as they generally occur on an opportunistic basis.

The gross margin on land and other revenues for the three and six months ended June 30, 2004 was $6 million and $9 million, respectively, compared with $1 million and $21 million for the same periods in 2003. The increase for the three month period ended June 30, 2004 was due primarily to the close-out of our $60 million interest rate swap contract for a gain of $3 million. The decrease for the six month period ended June 30, 2004 was primarily the result of $18 million realized on the sale of 2,600 lots in 2003 in Riverside County, California.

Equity in earnings from housing and land joint ventures for the three and six months ended June 30, 2004 was $3 million and $4 million, respectively, compared with $10 million and $13 million for the same periods in 2003. The decrease for the three and six months ended June 30, 2004 was primarily the result of the contribution of $7 million from the bulk sale of certain lots in southern California in 2003.

Other Expenses

Selling, general and administrative expense for the three and six months ended June 30, 2004 was $17 million and $33 million, respectively, compared to $17 million and $27 million for the same periods in 2003. The increase for the six month period ended June 30, 2004 was primarily a result of additional active projects and an increase in stock option expense of $4 million over the same period in 2003. Excluding stock option expense, selling, general and administrative expense as a percentage of housing revenue was 7.5% and 7.9%, respectively, for the three and six months ended June 30, 2004 compared with 8.7% and 9.6% for the same periods in 2003. Our selling, general and administrative expense as a percentage of annual housing revenue is targeted to be 8%, however, the percentage will fluctuate between quarters depending on the number of homes closed in any particular quarter.

Interest expense as a percentage of total revenue was 3% for the three and six months ended June 30, 2004, compared with 4% for the same periods in 2003. Given that we capitalize interest costs to our projects, our level of interest expense may vary from period to period due to the mix of the projects that have home closings.

Sales Activity

Net new orders increased by 63 units for the three months ended June 30, 2004, compared to the same period in 2003. The increase was due mainly to continued strong market conditions in California. Net new orders for the first six months of 2004 of 1,209 units, added to the order backlog at December 31, 2003 of 649 units, totaled at June 30, 2004, in excess of our 1,850 planned home closings for 2004.

Liquidity and Capital Resources

Financial Position

Our total assets as of June 30, 2004 were $969 million, a decrease of $44 million compared to December 31, 2003. The decrease is due primarily to a reduction in cash and cash equivalents as a result of our special dividend offset by an increase in our housing and land inventory. The increase in our housing and land inventory is due to a higher number of homes under construction as a result of our significant increase in sales backlog.

Our total debt as of June 30, 2004 was $621 million, an increase of $195 million compared to December 31, 2003. The increase in debt is due primarily to the issue of 12% subordinated notes in connection with our special dividend. Total debt as of June 30, 2004 consisted mainly of project specific financings which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major project specific lenders are Bank of America, Housing Capital Corporation and Wells Fargo. Other debt comprises 12% subordinated notes and deferred compensation on which interest is paid at prime. As of June 30, 2004, the average interest rate on our debt was 6.4% with maturities as follows:

	Maturities
($ millions)	2004	2005	2006	Post 2006	Total
San Francisco Bay Area	$59	$26	$—	$—	$85
Southland / Los Angeles	56	59	—	—	115
San Diego / Riverside	95	56	15	—	166
Northern Virginia	—	27	38	—	65
Other	20	18	15	137	190

Total	$230	$186	$68	$137	$621

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

Cash used in our operating activities during the six months ended June 30, 2004 was $51 million compared with cash provided of $36 million for the same period in 2003. The cash used in the first six months of 2004 was a result of significant expenditures on the construction of our homes in sales backlog. Our cash generated in the first six months of 2003 was due primarily to the sale of lots in Riverside County, California.

Cash provided in our investing activities in joint ventures for the six months ended June 30, 2004 was $2 million, compared to cash used of $1 million for the same period in 2003.

Cash used in our financing activities for the six months ended June 30, 2004 was $88 million compared with $34 million for the same period in 2003. Cash used in our financing activities through the first six months of 2004 was primarily a result of the payment of dividends.

Contractual Obligations and Other Commitments

We generally fund the development of our communities through the use of project specific financings. As of June 30, 2004, we had project specific debt lines of $213 million available to complete land development and construction activities.

A total of $416 million of our project specific and other financings mature prior to the end of 2005. The high level of maturities in 2004 and 2005 is due to our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate cash flow from our assets in 2004 and 2005 to repay these obligations. Our net debt to total capitalization ratio as of June 30, 2004, which is defined as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 74% compared to 34% at March 31, 2004. The increase in this ratio is a result of our special dividend reducing our stockholder’s equity by $278 million. We expect to improve this ratio significantly by the end of 2004 as we expect to generate at least $100 million in cash flow from operations during the year and additional net income of $103 million in the remainder of 2004 based on our current earnings guidance. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of our 2003 Annual Report on Form 10-K entitled “Risk Factors — Our Debt and Leverage Could Adversely Affect our Financial Condition.”

In May 2004, we closed out our $60 million interest rate swap contract and as a result realized a gain of $2.7 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control lots for an extended period of time, until options expire and/or we are ready to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of June 30, 2004, we had $28 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options is $466 million. Pursuant to FIN 46R, as defined in Note 1 to our consolidated financial statements included elsewhere in this Form 10-Q, we have consolidated $21 million of these option contracts.

Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q for additional information on our lot options.

We also control 3,995 lots through joint ventures, formed to own housing and land assets with joint venture partners. As of June 30, 2004, our investment in housing and land joint ventures was $77 million. We have provided varying levels of guarantees of debt in our joint ventures. As of June 30, 2004, we had recourse guarantees of $63 million and limited maintenance guarantees of $31 million with respect to debt in our joint ventures.

We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of June 30, 2004, we had for these purposes $17 million in letters of credit outstanding and $260 million in performance bonds for these purposes. The cost to complete related to our letters of credit and performance bonds are $13 million and $99 million, respectively. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:

•	expected home closings and project completions and the timing thereof;

•	expected lot supply;

•	estimates of revenues, cash flows, net income, debt levels and debt to capitalization ratio;

•	the visibility on our future cash flow and earnings;

•	sources of future growth;

•	the effect of interest rate changes on our cash flows;

•	targeted selling, general and administrative expenses as a percentage of housing revenue;

•	the effect on our business of existing lawsuits; and

•	whether or not our letters of credit or performance bonds will be drawn upon.

Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

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

Interest Rates

We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. Based on our debt levels as of June 30, 2004, a 1% change up or down in interest rates would have either a positive or negative effect of approximately $5 million on our cash flows.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of our fiscal quarter ended June 30, 2004, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a - 15(e) and 15d - 15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

(b) Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2004 Annual Meeting of Stockholders was held on May 4, 2004. The following proposals were submitted to and approved by security holders at the Annual Meeting. All numbers reported are shares of our common stock.

1.     The election of nine directors to hold office in accordance with our By-laws until the 2005 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

Nominee	For	Withheld Authority
Gordon E. Arnell	27,585,938	297,350
Ian G. Cockwell	27,690,953	192,335
Robert A. Ferchat	27,743,190	140,098
J. Bruce Flatt	27,682,258	201,030
Bruce T. Lehman	27,731,583	151,705
Alan Norris	27,684,255	199,033
David M. Sherman	27,866,811	16,477
Robert L. Stelzl	27,732,037	151,251
Michael D. Young	27,877,302	5,986

2.     The ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the 2004 fiscal year.

For	Against	Abstain
27,529,769	351,777	1,742

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Rule 13a – 14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.

31.2	Rule 13a – 14(a) certification by Paul G. Kerrigan, Executive Vice President, Chief Financial Officer and Treasurer.

32.1	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer.

(b)	Reports on Form 8-K:

During the quarter ended June 30, 2004, we filed the following Current Reports on Form 8-K:

(1)	On April 7, 2004, we filed a Current Report on Form 8-K for the purpose of filing a press release announcing our net new orders and active selling communities for the quarterly period ended March 31, 2004.

(2)	On May 11, 2004, we filed a Current Report on Form 8-K for the purpose of filing a press release announcing our earnings and results of operations for the quarterly period ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August, 2004.

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