Form 10-Q
period 2004-09-30
BROOKFIELD HOMES CORP
filed 2004-11-09
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes  ☒   No ☐

As of October 31, 2004, the registrant had outstanding 30,889,632 shares of its common stock, $0.01 par value per share.

INDEX

BROOKFIELD HOMES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED BALANCE SHEETS

(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		September 30,	December 31,
	Note	2004	2003
Assets
Housing and land inventory	2	$704,454	$567,302
Investments in housing and land joint ventures	3	76,666	78,198
Consolidated land inventory not owned	2	21,425	25,542
Receivables and other assets		61,678	80,346
Cash and cash equivalents	4	119,837	218,606
Deferred tax asset		36,780	43,446

		$1,020,840	$1,013,440

Liabilities and Equity
Project specific and other financings		$479,194	$426,311
Accounts payable and other liabilities		200,313	145,090
Subordinated debt	5	137,294	—
Minority interest	2	44,292	59,781
Preferred stock - 10,000,000 shares authorized, no shares issued		—	—
Common stock and additional paid-in capital – 65,000,000 shares authorized, 30,909,632 shares issued and outstanding with par value of $309, excluding 1,164,149 treasury shares with a cost of $23,036 (December 31, 2003 – 30,881,032 shares issued and outstanding with par value of $309 excluding 1,192,749 treasury shares with a cost of $21,695)		120,762	299,043
Retained earnings		38,985	83,215

		$1,020,840	$1,013,440

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		(Unaudited)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Note	2004	2003	2004	2003
Revenue
Housing		$307,475	$232,111	$658,513	$496,897
Land and other revenues		5,593	54,595	26,191	120,880
Equity in earnings from housing and land joint ventures	3	4,364	1,888	8,357	14,464

		317,432	288,594	693,061	632,241
Direct Cost of Sales		237,205	208,221	518,203	464,885

		80,227	80,373	174,858	167,356
Selling, general & administrative expense		18,073	18,911	51,444	45,465
Interest expense	2	8,421	7,116	18,401	20,139
Minority interest		6,173	7,548	12,980	10,722

Net Income Before Taxes		47,560	46,798	92,033	91,030
Income tax expense		18,073	18,720	34,973	36,412

Net Income		$29,487	$28,078	$57,060	$54,618

Earnings Per Share – Basic	1	$0.96	$0.88	$1.85	$1.71

Earnings Per Share – Diluted	1	$0.94	$0.87	$1.81	$1.69

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		Nine Months Ended
		September 30,
	Note	2004	2003
Common Stock and Additional Paid-in Capital
Opening balance		$299,043	$320,738
Repurchase of common shares		(1,426)	(21,695)
Exercise of stock options		2,255	—
Special dividend	5	(179,110)	—

Ending balance		120,762	299,043

Retained Earnings
Opening balance		83,215	—
Net income		57,060	54,618
Dividends		(2,471)	(2,562)
Special dividend	5	(98,819)	—

Ending balance		38,985	52,056

Total stockholders’ equity		$159,747	$351,099

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Cash Flows from Operating Activities
Net income	$29,487	$28,078	$57,060	$54,618
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income from housing and land joint ventures	––	(1,064)	––	(3,871)
Minority interest	6,173	7,548	12,980	10,722
Provision for deferred income taxes	9,135	14,169	6,666	31,861
Stock option expense	1,340	406	7,035	1,664
Changes in operating assets and liabilities:
Decrease/(increase) in receivables and other assets	2,580	(3,656)	18,668	4,529
(Increase)/decrease in housing and land inventory	(25,266)	14,885	(138,808)	(7,664)
Increase in accounts payable and other liabilities	41,139	29,998	50,358	34,163

Net cash provided by operating activities	64,588	90,364	13,959	126,022

Cash Flows From Investing Activities
Net recovery from/(investment in) housing and land joint ventures	(76)	1,326	1,532	521

Net cash provided by/(used in) investing activities	(76)	1,326	1,532	521

Cash Flows From Financing Activities
Net borrowings/(repayments) under revolving project specific and other financings	(4,872)	35,555	52,883	61,729
Repayment of subordinated debt	––	(40,000)	––	(98,300)
Net distributions to minority interest	(19,554)	(8,538)	(22,696)	(6,941)
Repurchase of common shares	(1,426)	(20,359)	(1,426)	(21,695)
Exercise of stock options	––	––	85	––
Dividends paid in cash	––	––	(143,106)	(2,562)

Net cash used in financing activities	(25,852)	(33,342)	(114,260)	(67,769)

(Decrease)/increase in cash and cash equivalents	38,660	58,348	(98,769)	58,774
Cash and cash equivalents at beginning of period	81,177	36,329	218,606	35,903

Cash and cash equivalents at end of period	$119,837	$94,677	$119,837	$94,677

Supplemental Cash Flow Information
Interest paid	$5,033	$5,050	$16,485	$13,904
Decrease in consolidated land inventory not owned	$860	$––	$5,773	$—
Dividends paid through issuance of subordinated debt	$––	$––	$137,294	$––

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

The consolidated financial statements include the accounts of Brookfield Homes and its subsidiaries and investments in joint ventures and variable interests in which the Company is the primary beneficiary.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, they should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments necessary for fair presentation of the accompanying consolidated financial statements have been made.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of income for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. In addition, certain of the comparative figures have been reclassified to conform with the current year’s presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(b) Earnings Per Share

Earnings per share is computed in accordance with the Statement of Financial Accounting Standards (“SFAS”) 128. Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding including all dilutive potentially issuable shares under various stock option plans.

The following table presents a reconciliation of average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic average shares outstanding	30,958	32,021	30,907	32,041
Net effect of stock options assumed to be exercised	647	331	635	317

Diluted average shares outstanding	31,605	32,352	31,542	32,358

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

In December 2003, the FASB issued revised Interpretation 46 (“FIN 46R”), “Consolidation of Variable Interest Entities” (“VIEs”), an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” and replaces the previous version of FASB Interpretation 46 issued in January 2003 (“FIN 46”). This interpretation applied immediately to variable interest entities created after January 31, 2003. A company that holds a variable interest in a VIE it acquired before February 1, 2003 shall apply the provision of this interpretation no later than the first fiscal year or interim period ending after March 15, 2004 unless those entities are considered to be special purpose entities in which the application is to be no later than the end of the first reporting period that ends after December 15, 2003. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company applied the provision of this new pronouncement effective January 1, 2003 but did not restate any previously issued financial statements. The decision whether to consolidate a VIE begins with establishing that a VIE exists. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investor lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity, and the right to receive the expected residual returns. The entity with the majority of the expected losses or expected residual return is considered to be the primary beneficiary of the entity and is required to consolidate such entity. The Company has determined they are the primary beneficiary of certain VIEs which are presented in these financial statements under “Consolidated land inventory not owned” with the interest of others included in “Minority interest.” See Notes 2 and 3 for further discussion on the consolidation of land option contracts and joint ventures.

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in $U.S. thousands except per share amounts)

Note 2. Housing and Land Inventory

Housing and land inventory includes homes completed and under construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	September 30,	December 31,
	2004	2003
Housing under construction	$302,508	$200,553
Model homes	29,742	21,029
Land and land under development	372,204	345,720

	$704,454	$567,302

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003, interest incurred and capitalized by the Company was $9.2 million, $5.1 million, $20.6 million and $13.9 million, respectively. Capitalized interest expensed for the same periods was $8.4 million, $7.1 million, $18.4 million and $20.1 million, respectively.

In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions of such agreements. Under these option contracts, the Company will fund deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be VIEs, it is the primary beneficiary on options for 251 lots with aggregate exercise prices of $21.4 million (December 31, 2003 — $25.5 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $18.0 million (December 31, 2003 — $23.8 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company with financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.

Housing and land inventory includes non-refundable deposits and other costs totaling $29.1 million (December 31, 2003 — $16.0 million) in connection with options that are not required to be consolidated under the provisions of FIN 46R. The total exercise price of these options is $463.6 million (December 31, 2003 — $362.7 million) including the non-refundable deposits identified above. The number of lots for which the Company has obtained an option to purchase, excluding those already consolidated, and their respective dates of expiry and their exercise price are as follows:

		Total
		Exercise
Year of Expiry	Number of Lots	Price
2004	62	$12,310
2005	1,302	118,476
2006	2,159	60,275
Thereafter	8,801	272,537

	12,324	$463,598

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in $U.S. thousands except per share amounts)

Note 3. Investments in Housing and Land Joint Ventures

The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures is as follows:

	September 30,	December 31,
	2004	2003
Assets
Housing and land inventory	$444,193	$310,324
Other assets	53,293	42,729

	$497,486	$353,053

Liabilities and Equity
Accounts payable and other liabilities	$37,905	$15,606
Project specific financings	319,816	182,452
Investment and advances
Brookfield Homes	76,666	78,198
Others	63,099	76,797

	$497,486	$353,053

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Revenue and Expenses
Revenue	$32,656	$57,170	$93,748	$161,721
Expenses	(23,312)	(47,694)	(68,888)	(124,108)

Net income	$9,344	$9,476	$24,860	$37,613

Company’s share of net income	$4,364	$1,888	$8,357	$14,464

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

The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At September 30, 2004, the Company had recourse guarantees of $49.6 million and limited maintenance guarantees of $81.5 million with respect to debt in its joint ventures.

Note 4. Commitments, Contingent Liabilities and Other

(a) The Company had demand deposits of $120.0 million at September 30, 2004 (December 31, 2003 — $205.0 million) with a financial subsidiary of the Company’s largest stockholder, Brascan Corporation.

(b) When selling a home, it is normal course for the Company to provide customers with standard product one year limited warranties. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in $U.S. thousands except per share amounts)

The following summarizes the product warranties accrual recorded as part of accounts payable and other liabilities in the Consolidated Balance Sheet as at September 30:

2004
Balance, January 1, 2004	$11,417
Payments made during the period	(3,209)
Warranties issued during the period	5,016

Balance, September 30, 2004	$13,224

(c) The Company has entered into an interest rate swap contract which effectively fixes $60.0 million of the Company’s variable rate debt at 5.89% until the contract expires in 2009. At September 30, 2004, the fair market value of the contract was nominal.

Note 5. Special Dividend

On April 30, 2004 the Company paid a special dividend of $9.00 per common share, $277.9 million in the aggregate, consisting of $140.6 million in cash and $137.3 million in principal amount of the Company’s 12% senior subordinated notes due 2020. The subordinated notes are unsecured and subordinated to all project specific and other financings of the Company. The subordinated notes are redeemable by the Company at par at any time and on November 2, 2004 the Company announced its intention to redeem all the outstanding notes on December 20, 2004 at par. The special dividend has been reflected as a reduction of retained earnings accumulated from the date of the Spin-Off (see Note 1) to April 30, 2004, the date the Special Dividend was paid, with the balance reflected as a reduction of additional paid-in capital.

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

We control 25,056 lots of which we own 12,481 directly or through joint ventures. Our lots provide a strong foundation for our future homebuilding business as well as visibility on our future cash flow and earnings. The lots we own directly represent approximately a 6 year lot supply, based on the average of our fiscal year 2004 and 2005 planned home closings.

Homebuilding is our primary source of revenue and has represented approximately 90% of our total revenue since 1999. Our operations are positioned to close between 1,700 and 2,000 homes per year. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price as of September 30, 2004 of $614,000 was well in excess of the national average sales price of approximately $245,000. We also sell serviced and unserviced lots to other homebuilders generally on an opportunistic basis where we can enhance our returns, reduce risk in a market or redeploy capital to an asset providing higher returns.

In addition to our housing and land inventory and investments in housing and land joint ventures, which together comprised 79% of our total assets as of September 30, 2004, we had $120 million in cash and cash equivalents and $98 million in other assets. Other assets consist of homebuyer receivables of $18 million, deferred taxes of $37 million, and mortgages and other receivables of $43 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes. Our mortgages receivable and other receivables relate primarily to land assets we have sold or on which we have granted options to purchase.

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

Special Dividend

On April 30, 2004, we paid a special dividend of $9.00 per common share, or $277.9 million in the aggregate, payable partly in cash and partly in principal amount of the Company’s 12% senior subordinated notes due June 30, 2020. The subordinated notes, which total $137.3 million are unsecured and subordinated to all our project specific and other financings. The subordinated notes are redeemable by us at par at any time and on November 2, 2004 we announced our intention to redeem all the outstanding notes on December 20, 2004 at par.

In declaring the special dividend, we considered our strong operating results and the cash received from bulk lot sales during 2003. While our net debt to capitalization has increased significantly in the short term, we believe we will generate strong operating cash flow during the remainder of 2004 and 2005 to significantly improve this ratio.

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates during the three and nine months ended September 30, 2004 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Results of Operations	2004	2003	2004	2003
Selected Financial Information ($ millions)
Revenue:
Housing	$308	$232	$659	$497
Land and other revenues	5	54	26	121
Equity in earnings from housing and land joint ventures	4	2	8	14

Total revenues	317	288	693	632
Cost of sales	237	208	518	465

Gross margin	80	80	175	167
Selling, general and administrative expense	19	19	52	45
Interest expense	8	7	18	20

Operating income	53	54	105	102
Minority interest	6	7	13	11

Net income before taxes	47	47	92	91
Income tax expense	18	19	35	36

Net income	$29	$28	$57	$55

Selected Operating Data
Home closings (units):
San Francisco Bay Area	113	79	242	179
Southland / Los Angeles	103	77	276	181
San Diego / Riverside	168	164	265	297
Northern Virginia	112	140	289	286

Consolidated total	496	460	1,072	943
Unconsolidated joint ventures	23	9	49	73

Total	519	469	1,121	1,016

Average selling price:
San Francisco Bay Area	$799,000	$723,000	$754,000	$654,000
Southland / Los Angeles	872,000	848,000	813,000	917,000
San Diego / Riverside	432,000	293,000	407,000	294,000
Northern Virginia	489,000	440,000	497,000	443,000

Average	$620,000	$505,000	$614,000	$527,000

Net new orders (units): (1)
San Francisco Bay Area	46	81	317	269
Southland / Los Angeles	32	108	308	267
San Diego / Riverside	160	69	564	400
Northern Virginia	63	133	321	456

Total	301	391	1,510	1,392

Backlog (units at end of period): (2)
San Francisco Bay Area	188	136
Southland / Los Angeles	217	209
San Diego / Riverside	413	222
Northern Virginia	269	349

Total	1,087	916

Lots Controlled: (3)
San Francisco Bay Area	3,767	3,897
Southland / Los Angeles	3,399	2,521
San Diego / Riverside	6,967	8,291
Sacramento	4,520	1,800
Virginia	6,403	4,653

Total	25,056	21,162

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations for consolidated projects.

(2)	Backlog represents the number of new homes subject to pending sales contracts for consolidated projects.

(3)	Lots controlled represents the total of residential lots owned and lots controlled under option.

Three Months and Nine Months Ended September 30, 2004 Compared with Three Months and Nine Months Ended September 30, 2003

Net Income

Net income was $29 million and $57 million for the three and nine months ended September 30, 2004, an increase of $12 million and $27 million, respectively, over the three and nine months ended September 30, 2003, excluding net income of $11 million and $25 million, respectively, from the bulk sale of lots in southern California in 2003. The increase in net income for the three and nine months ended September 30, 2004 was primarily due to strong market conditions in all our markets.

Results of Operations

Housing revenues were $308 million and $659 million for the three and nine months ended September 30, 2004, an increase of $76 million and $162 million, respectively, over the three and nine months ended September 30, 2003. The increase in housing revenue for the three months ended September 30, 2004 was due primarily to a 23% increase in our average selling price to $620,000. The increase in housing revenue for the nine months ending September 30, 2004 was due to a 17% increase in our average selling price to $614,000 and a 14% increase in home closings.

The gross margin on housing revenues for the three months ended September 30, 2004 was $72 million or 23.6% compared with $53 million or 22.9% for the same period in 2003. The gross margin on housing revenues for the nine months ended September 30, 2004 was $154 million or 23.5% compared with $106 million or 21.4% for the same period in 2003. The increase in the gross margin in percentage is due to strong market conditions in all our markets.

Land and other revenues totaled $5 million and $26 million for the three and nine months ended September 30, 2004, a decrease of $49 million and $95 million, respectively, over the same periods in 2003. The decrease resulted primarily from the bulk sale of 395 and 2,995 lots in the three and nine months ended September 30, 2003 in Southern California for net cash proceeds of $52 million and $104 million, respectively. Our land revenues may vary significantly from period to period due to the timing and the nature of land sales as they generally occur on an opportunistic basis.

The gross margin on land and other revenues for the three and nine months ended September 30, 2004 was $3 million and $12 million, respectively, compared with $25 million and $46 million for the same periods in 2003. The decrease was primarily a result of the $24 million and $42 million realized on the sale of 395 and 2,995 lots in the three and nine months ended September 30, 2003.

Equity in earnings from housing and land joint ventures for the three and nine months ended September 30, 2004 was $4 million and $8 million, respectively, compared with $2 million and $14 million for the same periods in 2003. The decrease for the nine months ended September 30, 2004 was primarily the result of the contribution of $7 million from the bulk sale of certain lots in Southern California in 2003.

Other Expenses

Selling, general and administrative expense for the three months ended September 30, 2004 and 2003 was $19 million, and for the nine months ended September 30, 2004 and 2003 was $52 million and $45 million, respectively. The increase for the nine months period ended September 30, 2004 was primarily a result of an increase in stock option expense of $5 million over the same period in 2003. Excluding stock option expense, selling, general and administrative expense as a percentage of housing revenue was 5.4% and 6.7%, respectively, for the three and nine months ended September 30, 2004 compared with 7.9% and 8.8% for the same periods in 2003. Our selling, general and administrative expense as a percentage of annual housing revenue is targeted to be 8%, however, the percentage will fluctuate between quarters depending on the number of homes closed in any particular quarter.

Interest expense as a percentage of total revenue was 3% for the three and nine months ended September 30, 2004, and 2003. Given that we capitalize interest costs to our projects, our level of interest expense may vary from period to period due to the mix of the projects that have home closings.

Sales Activity

Our net new orders for the three months ended September 30, 2004 totaled 301 units, a decrease of 90 units compared to the same period last year. The decrease is a result of fewer homes available for sale within a number of our communities nearing build-out. The exception was San Diego/Riverside where a number of new projects came on-stream.

Liquidity and Capital Resources

Financial Position

Our total assets as of September 30, 2004 were $1,021 million, an increase of $8 million compared to December 31, 2003. The increase is due primarily to an increase in our housing and land inventory offset by a reduction in cash and cash equivalents as a result of our special dividend. The increase in our housing and land inventory is due to a higher number of homes under construction as a result of our significant increase in sales backlog.

Our total debt as of September 30, 2004 was $616 million, an increase of $190 million compared to December 31, 2003. The increase in debt is due primarily to the issue of 12% subordinated notes in connection with our special dividend. Total debt as of September 30, 2004 consisted mainly of project specific financings which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major project specific lenders are Bank of America, Housing Capital Corporation and Wells Fargo. Other debt comprises 12% subordinated notes and deferred compensation on which interest is paid at prime. As of September 30, 2004, the average interest rate on our debt was 6.8% with maturities as follows:

	Maturities
($ millions)	2004	2005	2006	Post 2006	Total
San Francisco Bay Area	$31	$35	$—	$—	$66
Southland / Los Angeles	17	100	—	—	117
San Diego / Riverside	39	92	62	—	193
Northern Virginia	—	27	40	—	67
Other	—	36	—	137	173

Total	$87	$290	$102	$137	$616

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

Cash provided by our operating activities during the nine months ended September 30, 2004 was $14 million compared with $126 million for the same period in 2003. Our cash generated in the first nine months of 2003 was due primarily to the sale of lots in Southern California.

Cash provided by our investing activities in joint ventures for the nine months ended September 30, 2004 was $2 million, compared with $1 million for the same period in 2003.

Cash used in our financing activities for the nine months ended September 30, 2004 was $114 million compared with $68 million for the same period in 2003. Cash used in our financing activities through the first nine months of 2004 was primarily a result of the payment of dividends.

Contractual Obligations and Other Commitments

We generally fund the development of our communities through the use of project specific financings. As of September 30, 2004, we had project specific debt lines of $172 million available to complete land development and construction activities.

A total of $377 million of our project specific and other financings mature prior to the end of 2005. The high level of maturities in 2004 and 2005 is due to our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate cash flow from our assets in 2004 and 2005 to repay these obligations. Our net debt to total capitalization ratio as of September 30, 2004, which is defined as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 71% compared to 74% at June 30, 2004. We expect to continue to improve this ratio by the end of 2004. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of our 2003 Annual Report on Form 10-K entitled “Risk Factors – Our Debt and Leverage Could Adversely Affect our Financial Condition.”

In May 2004, we closed out our $60 million interest rate swap contract and as a result realized a gain of $2.7 million. During the third quarter, we entered into an additional interest rate swap contract which effectively fixes $60 million of our variable rate debt at 5.89% until the contract expires in 2009. At September 30, 2004, the fair market value of the contract was nominal.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control lots for an extended period of time, until options expire and/or we are ready to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of September 30, 2004, we had $32 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options is $485 million. Pursuant to FIN 46R, as defined in Note 1 to our consolidated financial statements included elsewhere in this Form 10-Q, we have consolidated $21 million of these option contracts.

Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q for additional information on our lot options.

We also control 4,308 lots through joint ventures, formed to own housing and land assets with joint venture partners. As of September 30, 2004, our investment in housing and land joint ventures was $77 million. We have provided varying levels of guarantees of debt in our joint ventures. As of September 30, 2004, we had recourse guarantees of $50 million and limited maintenance guarantees of $81 million with respect to debt in our joint ventures.

We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of September 30, 2004, we had for these purposes $20 million in letters of credit outstanding and $276 million in performance bonds for these purposes. The cost to complete related to our letters of credit and performance bonds are $16 million and $115 million, respectively. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” “intention” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:

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

Interest Rates

We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. Based on our debt levels as of September 30, 2004, a 1% change up or down in interest rates would have either a positive or negative effect of approximately $4 million on our cash flows.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of our fiscal quarter ended September 30, 2004, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a - - 15(e) and 15d — 15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

(b) Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal actions arising in the ordinary course of our business. We believe that none of these actions, either individually or in the aggregate will have a material adverse effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February, 2003, our Board of Directors approved and announced our share repurchase program which allows us to repurchase up to $40 million of our outstanding common shares. This program does not have an expiration date.

				Maximum
			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of Publicly	May Yet be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs
July 1, 2004 to July 31, 2004	—	—	—	$18,308,061
August 1, 2004 to August 31, 2004	—	—	—	$18,308,061
September 1, 2004 to September 30, 2004 (1)	56,400	$25.26	56,400	$16,883,268

Total	56,400	$25.26	56,400	$16,883,268

(1) All shares were purchased pursuant to the publicly announced plan in open-market transactions.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November, 2004.

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