Form 10-K
period 2004-12-31
BROOKFIELD HOMES CORP
filed 2005-03-15
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Commission File Number: 001-31524

BROOKFIELD HOMES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	37-1446709
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12865 Pointe Del Mar Suite 200 Del Mar, California (Address of Principal Executive Offices)	92014 (Zip Code)

(858) 481-8500

(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange

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

Yes  ☑                    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☑                    No  ☐

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $392,896,225 based upon the closing market price on June 30, 2004 of a share of common stock on the New York Stock Exchange.

As of March 1, 2005, the registrant had outstanding 30,860,932 shares of its common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2005 definitive proxy statement, to be filed with the Commission no later than April 30, 2005, are incorporated by reference into Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal Accounting Fees and Services) of Part III of this annual report on Form 10-K.

PART I

Item 1. Business

Introduction

Brookfield Homes Corporation (“Brookfield Homes”) is a residential homebuilder and land developer, building homes and developing land in master-planned communities and infill locations (unless the context requires otherwise, references in this report to “we,” “our,” “us” and “the Company” refer to Brookfield Homes and its subsidiaries). We design, construct and market single-family and multi-family homes primarily to move-up and luxury homebuyers. We also entitle and develop land for our own communities and sell lots to other homebuilders. Our operations are currently focused primarily in five markets: the San Francisco Bay Area; the Southland / Los Angeles Area; San Diego / Riverside; Sacramento; and the Washington D.C. Area. We targeted these markets because we believe they offer strong housing demand, a constrained supply of developable land and close proximity to areas where we expect continued strong employment growth. Our Washington D.C. Area operations commenced in the mid 1980s and our California operations commenced in 1996.

General Development of Our Business

We were incorporated on August 28, 2002 in Delaware as a wholly-owned subsidiary of Brookfield Properties Corporation (“Brookfield Properties”) in order to acquire all of the California and Washington D.C. Area homebuilding and land development operations of Brookfield Properties pursuant to a reorganization of its residential homebuilding business (which we refer to as the “Spin-off”). On January 6, 2003, Brookfield Properties completed the Spin-off by distributing all of the issued and outstanding common stock it owned in our Company to its common shareholders. We began trading as a separate company on the New York Stock Exchange on January 7, 2003, under the symbol “BHS.”

The following chart summarizes our principal operating subsidiaries in the primary markets in which we operate and the year in which we commenced operations:

Market	Year of Entry	Principal Subsidiary
San Francisco Bay Area	1996	Brookfield Bay Area Holdings LLC
Southland / Los Angeles	1996	Brookfield Southland Holdings LLC
San Diego / Riverside	1996	Brookfield San Diego Holdings LLC
Sacramento	2003	Brookfield Sacramento LLC
Washington D.C. Area	1984	Brookfield Washington LLC

We also formed Brookfield California Land Holdings LLC to purchase and acquire options to purchase unentitled land in California, an operation that commenced in 1998.

Overview of the Residential Homebuilding and Land Development Industry

The residential homebuilding and land development industry involves converting raw or undeveloped land into residential housing. This process begins with the purchase of raw land and is followed by the development of the land, and the marketing and sale of homes constructed on the land.

Raw Land

Raw land is usually unentitled property, without the regulatory approvals which allow the construction of residential, industrial, commercial or mixed-use buildings. Acquiring and developing raw land requires significant capital expenditures and has associated carrying costs, including property taxes. The selection and purchase of raw land provides the inventory required for development purposes and is an important aspect of the real estate development process. Developers of land, from time to time, sell raw or partially approved land to other homebuilders and land developers as part of the normal course of their business.

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

Once the plan has been approved, the developer generally commences negotiations with the local governmental authority on a formal development agreement, which governs the principal aspects of the construction of the community. These negotiations generally involve the review and approval of engineering designs pertaining to various aspects of the development, such as the construction and installation of sewer lines, water mains, utilities, roads and sidewalks. At the same time, the allocation of the costs of these items between the governmental authority and the developer, and the amount of fees which the developer will pay in order to obtain final approval of the plan must be settled.

Upon execution of the development agreement and grading and improvement plans, the developer generally posts a bond with the local governmental authority to secure the developer’s obligations and the plan receives final approval. The developer is generally required to convey to the local municipality, for no consideration, the land upon which roads, sidewalks, rights of way and parks are constructed. Land for schools, if any, is sold to the local school district usually at slightly less than its market value. The school district normally takes responsibility to construct the schools with developer fees and local and state bonds. The developer is usually responsible for the grading of the land and the installation of sewers, water mains, utilities, roads and sidewalks, while the municipality is usually responsible for the construction of recreational and community amenities such as libraries and community centers. The municipality funds its portion of these costs through fees charged to the developer in connection with plan approvals and through the collection of property taxes from local residents.

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

Home Construction and Marketing

Residential home construction involves the actual construction of single-family houses and multi-family buildings such as townhouses and condominiums. Each dwelling is generally referred to as a “unit.” A planned community typically includes a large number of “lots” on which single-family units will be situated and a smaller number of “pads” of land which have been designated for the construction of multi-family units, schools, parks and commercial buildings. The approved development plan specifically provides the total number of lots and pads in the project. The construction phase normally involves consulting, architectural, engineering, interior design, merchandising and marketing personnel who assist the homebuilder in planning the project. Residential home construction is usually performed by subcontractors under the supervision of the homebuilder’s construction management personnel. Marketing and sales of residential units are conducted by marketing sales staff employed by the homebuilder or by independent realtors. Pre-selling residential units before the commencement of their construction is a common sales practice that usually involves the creation of model homes or drawings of the proposed homes in a sales location close to or within the project.

Narrative Description of Our Business

We design, construct and market single-family and multi-family homes primarily to move-up and luxury home-buyers. We also develop land for our own communities and sell lots to other homebuilders. In each of our markets, we operate through local business units which are involved in all phases of the planning and building of our master-planned communities and infill developments. These phases include sourcing and evaluating land acquisitions, site planning, obtaining government entitlements, developing the land, product design, constructing, marketing and selling homes and homebuyer customer service. In the five year period ended December 31, 2004, we closed a total of 7,992 homes. A home is considered closed when title has passed to the homebuyer.

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

In 2004, we closed a total of 1,798 homes, compared with 1,528 in 2003. The breakdown of our home closings by market in the last three years follows:

(Units)	2004	2003	2002
San Francisco Bay Area	407	275	273
Southland / Los Angeles	437	296	527
San Diego / Riverside	507	452	293
Washington D.C. Area	447	505	461

Total	1,798	1,528	1,554

At December 31, 2004, we had in backlog 33% of our planned 1,875 home closings for 2005 delivery. Backlog represents the number of homes subject to pending sales contracts.

We also sell serviced and unserviced lots to other builders, generally on an opportunistic basis where we can enhance our returns, reduce our risk in a market or re-deploy our capital to an asset providing higher returns. In 2004, we sold 400 lots, the majority of which were bulk sales of raw or undeveloped land in the Washington D.C. Area. In 2003, we sold over 5,000 lots, the majority of which were bulk sales of raw or undeveloped land in southern California.

Our average home price in 2004 was $650,000, an increase of 21% over 2003. This increase was due to our product mix and continued price appreciation of homes within our projects. The breakdown of the average prices on our home closings in the last three years follows:

	2004		2003		2002
		Average		Average		Average
	Sales	Price	Sales	Price	Sales	Price
	(Millions)		(Millions)		(Millions)
San Francisco Bay Area	$328	$804,000	$193	$700,000	$167	$612,000
Southland / Los Angeles	391	894,000	258	872,000	330	626,000
San Diego / Riverside	231	456,000	137	303,000	98	334,000
Washington D.C. Area	219	491,000	230	456,000	190	412,000

Total	$1,169	$650,000	$818	$535,000	$785	$505,000

For more detailed financial information with respect to our revenues, earnings and assets, please see the accompanying consolidated financial statements and related notes included elsewhere in this report.

Business Strategy

Our goal is to maximize the total return on our common stockholders’ equity over the long term. The key elements of our strategy to achieve this goal are as follows:

Selective Acquisition Policies

We intend to continue to grow by selectively acquiring land that provides us with attractive residential projects that are consistent with our overall strategy and management expertise. We acquire land only if we believe that it will provide us with a minimum return on our invested capital. We also acquire options to purchase land rather than purchasing the land outright, in order to reduce our capital at risk in controlling land. In determining the minimum return we will accept, we take into account the risk inherent in increasing our land inventory and the specific development project. In making additional land acquisitions in one of our current markets, we also consider our recent financial returns achieved in that market.

In order to expand our market opportunities, we also selectively pursue joint venture projects with landowners, other homebuilders and intermediaries. We are generally active participants in our joint ventures. In certain circumstances, we acquire options to purchase land rather than purchasing the land outright, in order to reduce our capital at risk in controlling land.

Decentralized Operating Structure

We operate our homebuilding business through local business units responsible for projects in their geographic area. Each of our business units has significant experience in the homebuilding industry in the market in which it operates. We believe that in-depth knowledge of a local market enables our business units to better meet the needs of our customers and to more effectively address the issues that arise on each project. Our business units are responsible for all elements of the homebuilding process, including sourcing and evaluating land acquisitions, site planning and entitlements, developing the land, product design, constructing, marketing and selling homes built on the land, customer service and management reporting. Given the nature of their responsibilities, the compensation of each of the management teams in our business units is directly related to its results. Each business unit operates as a fully integrated profit center and the senior management of each business unit is compensated through a combination of base salary and participation in his or her business unit’s profits. Furthermore, certain business unit presidents own a minority equity interest in their business unit.

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

Risk Management

We focus on managing risk in each stage of the homebuilding and land development process. In the land acquisition phase, we use options and joint ventures to mitigate the risk that land values will decline due to poor economic or real estate market conditions, or that we will be unable to obtain approval for development of a proposed community. We attempt to limit development approval risk by conducting significant due diligence before we close land acquisitions. Furthermore, we generally participate in land developments which we believe will allow us to sell our interest or take other protective actions should a downturn in the real estate market occur. We sell lots and parcels when we believe we can redeploy capital to an asset providing higher returns or reduce risk in a market.

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

Asset Profile

Our assets are focused on single-family and multi-family homebuilding in the markets in which we operate. They consist primarily of housing and land inventory and investments in housing and land joint ventures. Our total assets excluding cash and cash equivalents as of December 31, 2004 were $895 million, with $618 million of these assets located in California and $277 million in the Washington D.C. Area.

As of December 31, 2004, we controlled 27,966 lots. Controlled lots include those we directly own, our proportionate share of those owned by our joint ventures and those that we have the option to purchase. Our controlled lots provide a strong foundation for our future homebuilding business and visibility on our future cash flow and earnings. Over 90% of our owned lots are entitled and ready for development and our optioned lots are generally unentitled and require various regulatory approvals before development can commence. The number of residential building lots we control in each of our markets as of December 31, 2004 follows:

	Owned
(Lots)	Directly	Joint Ventures	Options	Total Lots
San Francisco Bay Area	704	709	2,125	3,538
Southland / Los Angeles	330	180	2,713	3,223
San Diego / Riverside	4,865	1,815	2,145	8,825
Sacramento	—	310	4,210	4,520
Washington D.C. Area	3,182	952	3,726	7,860

Total December 31, 2004	9,081	3,966	14,919	27,966

Total December 31, 2003	7,257	3,748	10,601	21,606

Our housing and land inventory includes homes completed or under construction, developed land and raw land. The book value of our housing and land inventory in each of our primary markets for the last two years follows:

	December 31,	December 31,
(Book Value, $ millions)	2004	2003
San Francisco Bay Area	$115	$165
Southland / Los Angeles	91	118
San Diego / Riverside	274	165
Sacramento	11	4
Washington D.C. Area	189	115

Total	$680	$567

The book value of our investments in housing and land joint ventures as of December 31, 2004 was $60 million. The total book value of the assets and liabilities of these joint ventures and our share of the equity of the joint ventures as of December 31, 2004 follows:

December 31,
(Book Value, $ millions)	2004
Assets	$400
Liabilities	$324
Brookfield Homes’ net investment	$60

Our housing markets continue to exhibit strong economic fundamentals which we believe allows us to participate in a number of projects without undue risk. The following describes our major projects:

Windemere, San Francisco East Bay Area. Windemere is a 5,200 unit master-planned community located on one of the last premier infill tracts of residential housing land in the East Bay area of San Francisco. Windemere was acquired under option in 1998, final approvals were obtained in 2000 and lot sales commenced in 2001. We hold a one-third interest in Windemere, with the other two-thirds owned equally by Centex Corporation and Lennar Corporation. We have no affiliation with Centex Corporation or Lennar Corporation. We directly own 226 lots in Windemere and our share of the remaining joint venture units is 709 lots.

Irvine Ranch and Newport Coast, Orange County. Irvine Ranch and Newport Coast are master-planned communities owned by the Irvine Company. We acquire lots from the Irvine Company on a rolling option basis, and believe we have developed a strong reputation for our homes among upper-end buyers in Orange County, California. We have closed more than 500 homes since 1999, and as of December 31, 2004, we had under contract to purchase or option 256 lots in this area.

Audie Murphy, Riverside County. Audie Murphy Ranch is a 999 acre project in the Menifee Valley in the County of Riverside. We obtained final approvals in 2004 and grading is planned to commence in 2005. We hold a 50% interest in Audie Murphy, with the remaining 50% held by Woodside Homes. We have no affiliation with Woodside Homes.

Calavera Hills, San Diego County. Calavera Hills is an 800 acre property located in the coastal community of Carlsbad. We completed Phase I of the project with the construction of 483 homes. Approvals for Phase II were obtained for 642 homes, grading commenced in 2002 and home closings commenced in 2004. Phase III, planned with 400 units, is currently being processed by the local authorities. We hold a 50% interest in Calavera Hills, with the remaining 50% held by McMillin Companies. We have no affiliation with McMillin Companies.

Sycamore Canyon, San Diego County. Sycamore Canyon is a 2,132 acre project located in San Diego County. The project was acquired under option in 1998, and in 2002, final approvals were obtained and grading of the site commenced. Home closings commenced in 2004. We hold a 50% interest in Sycamore Canyon, with the remaining 50% held by McMillin Companies. We directly own 232 units and our share of the remaining joint venture is 152 units.

Winding Walk, San Diego County. Winding Walk (Otay Ranch Village II) in south San Diego County is a 1,200 acre project. Grading commenced in 2002 on the site, and home closings commenced in 2004. We hold a 50% interest in this project with the remaining 50% held by Shea Homes. We have no affiliation with Shea Homes. We own directly 407 units and our share of the remaining joint venture is 387 units.

Braemar, Washington D.C. Area. Braemar is a master-planned community located in Prince William County that began development in 1994. Since 1999, we have closed over 2,100 homes and lots. As of December 31, 2004, we had 1,324 lots remaining in Braemar and adjacent communities in which we hold a 100% interest.

Property Acquisition and Sale

Before entering into an agreement to purchase land, we complete comparative studies and analyses that assist us in evaluating the acquisition. We manage our risk and attempt to maximize our return on invested capital on land acquisitions by either entering into option agreements or joint venture arrangements. We attempt to limit our development approval risk by conducting significant due diligence before we close land acquisitions. Furthermore, we generally seek to participate in land developments which we believe will allow us to sell our interest or take other protective actions should a downturn in the real estate market occur.

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

We attempt to limit the number of unsold units under construction by limiting the size of each construction phase and closely monitoring sales activity. Building homes of a similar product type in phases also allows us to utilize production techniques that reduce our construction costs. The number of our unsold homes fluctuates depending upon the timing of completion of construction and absorption of home phases. As of December 31, 2004, we had 22 completed and unsold homes, excluding the 36 model homes we currently maintain.

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

As of December 31, 2004, we owned 36 model homes, which are not generally available for sale until the final build-out of a project. Generally, two to four different model homes are built and decorated at each project to display design features. Model homes play a key role in helping buyers understand the efficiencies and value provided by each floor plan type. In addition to model homes, customers can gain an understanding of the various design features and options available to them using our design centers. At each design center, customers can meet with a designer and are shown the standard and upgraded selections available to them, including professional interior design furnishings and accessories.

We typically sell homes during construction using sales contracts that include cash deposits by the purchasers. Before entering into sales contracts, we generally pre-qualify our customers. However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances. Although cancellations can delay the sale of our homes, they have not in the past had a material impact on our operating results because we closely monitor the progress of prospective buyers in obtaining financing. We also monitor and adjust our construction start plans depending on the level of demand for our homes.

Customer Service and Quality Control

We pay particular attention to the product design process and carefully consider quality and choice of materials in order to attempt to eliminate building deficiencies. The quality and workmanship of the trade contractors we employ is monitored and we make regular inspections to ensure our standards are met.

We staff each business unit with quality control and customer service staff whose role includes providing a positive experience for each customer throughout the pre-sale, sale, building, closing and post-closing periods. These employees are also responsible for providing after-sales customer service. Our quality and service initiatives include taking customers on a comprehensive tour of their home prior to closing and using customer survey results to improve our standards of quality and customer satisfaction.

Mortgage Brokerage Operations

We offer mortgage brokerage services exclusively to our customers in our San Francisco Bay Area, Southland / Los Angeles, San Diego and Washington D.C. Area markets. We have agreements with various lenders to receive a fee on loans made by the lenders to customers we introduce to the lenders. We provide mortgage origination services to our customers in the Washington D.C. Area and do not retain or service the mortgages we originate. We customarily sell all of the loans and loan servicing rights that we originate in the secondary market within a month of origination. For the year ended December 31, 2004, less than 1% of our revenue and less than 1% of our net income was derived from our mortgage operations.

Relationship with Affiliates

We are a residential homebuilder and land developer, building homes and developing land primarily in four markets in California and in the Washington D.C. Area. None of our affiliates, including Brascan and Brookfield Properties, operate in similar businesses in our markets. Nevertheless, there are several agreements among our affiliates to which we are a party or subject. For a description of these agreements refer to “Certain Relationships and Related Transactions” which is incorporated by reference into Item 13 of this report from our definitive 2005 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2005.

Several of our directors serve as executive officers and directors of our affiliates. For a description of those relationships refer to “Certain Relationships and Related Transactions” which is incorporated by reference into Item 13 of this report from our definitive 2005 proxy statement which will be filed with the Securities and Exchange Commission not later than April 30, 2005.

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

Material Contracts

Other than contracts arising in connection with the reorganization and the Spin-off of the residential homebuilding operations of Brookfield Properties, and a deposit facility with a subsidiary of Brascan, we are not party or subject to any material contracts. For a description of the material contracts arising in connection with the reorganization, refer to “Certain Relationships and Related Transactions” which is incorporated by reference into Item 13 of this report from our definitive 2005 proxy statement which will be filed with the Securities and Exchange Commission not later than April 30, 2005.

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

We do not currently have any material estimated capital expenditures related to governmental assessments or environmental compliance costs for the remainder of fiscal 2005, fiscal 2006 or fiscal 2007.

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

Employees

As of December 31, 2004, we had 589 employees. We consider our relations with our employees to be good. Our construction operations are conducted primarily through independent subcontractors, which limits the number of our employees. None of our employees are currently represented by a union or covered by a collective bargaining agreement. We have not recently experienced any work stoppages.

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

NYSE Annual Disclosure

We confirm that we have submitted a Section 12(a) CEO Certification to the NYSE in 2004 and filed with the SEC the CEO / CFO certification required under Section 302 of the Sarbanes-Oxley Act for the 2004 fiscal year.

Item 2. Properties

In addition to real estate held for development and sale, which we either own or hold under an option to purchase, we lease and maintain executive offices in Del Mar, California. Our Del Mar lease expires in 2007, but we may, at our option, extend the lease for an additional six years.

We also maintain administrative offices in Toronto, Canada. In addition, we have other offices located in the markets in which we conduct business, generally in our communities or in leased space. None of these other office premises are material to our business. We believe that our office space is suitable and adequate for our needs for the foreseeable future.

Item 3. Legal Proceedings

We are party to various legal actions arising in the ordinary course of our business. We believe that none of these actions, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “BHS,” and began regular trading on January 7, 2003. The following table shows high and low sales prices for our common stock, for the periods included, as reported by the NYSE, as adjusted for the $9.00 per share Special Dividend paid in 2004.

	Year Ended December 31, 2004				Year Ended December 31, 2003
			Cash Dividends				Cash Dividends
	High	Low	Per Share		High	Low	Per Share

1st Quarter	$26.71	$14.90	—		$4.32	$0.22	—
2nd Quarter	$30.91	$21.75	$9.08	(1)	$8.81	$4.10	$0.08
3rd Quarter	$29.01	$24.87	—		$9.75	$6.26	—
4th Quarter	$34.66	$24.81	$0.08		$18.25	$9.50	$0.08

(1)	$4.50 was paid in the form of a subordinate note which was redeemed for cash during the fourth quarter of 2004.

As of March 1, 2005, there were approximately 959 holders of record of our common stock.

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

There are no current or anticipated contractual terms in our credit or other arrangements that restrict our ability to pay dividends, other than the requirements imposed by our project specific financings that require Brookfield Homes Holdings Inc., our wholly-owned subsidiary, maintain a tangible net worth of at least $250 million, and the additional requirements of our project specific financings that Brookfield Homes Holdings Inc. maintain a net debt to tangible net worth ratio of 1.75 to 1 and a net debt to capitalization ratio of no greater than 65%. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” for additional information about these and other restrictions.

In February 2003, our board of directors approved and announced our share repurchase program which allows us to repurchase up to $40 million of our outstanding common shares. This program does not have an expiration date.

				Maximum
			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2004 – October 31, 2004 (1)	20,000	$25.77	20,000	$16,367,968
November 1, 2004 – November 30, 2004	—	—	—	$16,367,968
December 1, 2004 – December 31, 2004	—	—	—	$16,367,968

Total	20,000	$25.77	20,000	$16,367,968

(1)	All shares were purchased pursuant to the publicly announced plan in open-market transactions.

Subsequent to December 31, 2004, our board of directors approved an increase in the share repurchase program from $16 million to an aggregate of $35 million.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2004:

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-average	Future Issuance Under
	Issued upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity compensation plans approved by stockholders	756,625	$3.83	1,158,375
Equity compensation plans not approved by stockholders	—	n/a	—

Total	756,625	$3.83	1,158,375

Item 6. Selected Financial Data

The following tables include selected historical consolidated financial data for each year in the five year period ended December 31, 2004.

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

United States GAAP

Our income statement data, balance sheet data and supplementary financial data prepared in accordance with U.S. GAAP and our operating data are as follows:

	Years Ended December 31
Income Statement Data
($ millions, except per share amounts)	2004	2003	2002	2001	2000
Housing revenue	$1,169	$818	$785	$729	$590
Total revenue (1)	1,232	1,001	831	790	666
Gross margin (1) (2)	287	211	131	119	93
Operating income (3)	268	166	81	72	52
Contribution from bulk land sales to net income (4)	9	39	—	2	—
Net income	146	88	43	40	29
Diluted earnings per share (5)	4.64	2.75	1.35	1.23	0.99
Cash dividends per share (6)	9.16	0.16	0.52	—	—

	At December 31
Balance Sheet Data ($ millions)	2004	2003	2002	2001	2000
Housing and land inventory	$680	$567	$616	$633	$547
Cash and cash equivalents	187	219	36	1	8
Total assets	1,082	1,013	844	851	762
Total debt	512	426	424	499	472
Total liabilities	836	631	523	564	551
Total stockholders’ equity	246	382	321	287	211

	Years Ended December 31
Supplemental Financial Data ($ millions)	2004	2003	2002	2001	2000
Cash provided by/(used in):
Operating activities	$164	$209	$102	$(32)	$99
Investment activities	25	6	24	—	(51)
Financing activities	(221)	(32)	(91)	25	(42)
Net debt to total capitalization % (7)	51%	32%	53%	62%	68%

	Years Ended December 31
Operating Data (Unaudited)	2004	2003	2002	2001	2000
Home closings (units)	1,798	1,528	1,554	1,645	1,467
Net new orders (units) (8)	1,765	1,710	1,580	1,531	1,581
Backlog (units at end of period) (9)	616	649	467	441	555
Average selling price	$650,000	$535,000	$505,000	$443,000	$402,000
Lots controlled	27,966	21,606	22,128	16,947	17,280

(1)	To conform to the current year presentation, for years prior to 2004, revenue excludes equity in earnings from housing and land joint ventures and gross margin excludes equity in earnings from housing and land joint ventures and includes interest expense.

(2)	Gross margin represents the contribution from our housing and land projects, after all costs for development and construction, including related overhead, and before all selling, general and administrative expense, interest expense and minority interest.

(3)	Operating income represents net income before minority interest and income taxes.

(4)	Contribution from bulk land sales to net income represents income from sales of owned parcels of undeveloped land.

(5)	Earnings per share prior to September 30, 2002 has been calculated based on the weighted average number of Brookfield Properties common shares outstanding during each respective period, adjusted on the basis of one of our common shares for every five common shares of Brookfield Properties. For the periods after October 1, 2002, earnings per share has been calculated based on the weighted average number of shares of Brookfield Homes outstanding.

(6)	The 2004 cash dividend includes a special dividend of $9 per share.

(7)	Net debt to total capitalization % is defined as total project specific financings plus subordinated debt less cash (net debt) multiplied by 100 and divided by net debt plus stockholders’ equity plus minority interest (total capitalization).

(8)	Net new orders for any period represents the aggregate of all homes ordered by customers, net of cancellations.

(9)	Backlog represents the number of new homes subject to pending sales contracts.

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

Overview

We design, construct and market single-family and multi-family homes primarily to move-up and luxury homebuyers and develop land for sale to other homebuilders. Our operations are currently focused primarily in five markets: San Francisco Bay Area; Southland/Los Angeles; San Diego/Riverside; Sacramento; and the Washington D.C. Area.

Our goal is to maximize the total return on our common stockholders’ equity over the long term. In 2004, we earned a 38% return on opening common stockholders’ equity.

The 27,966 lots that we control, 13,047 of which we own directly or through joint ventures, provide a strong foundation for our future homebuilding business and visibility on our future cash flow and earnings. The lots we own directly or through joint ventures represent approximately a seven year lot supply, based on 2005 planned home closings of 1,875.

Homebuilding is our primary source of revenue and has represented over 90% of our total revenue since 2000. Our operations are positioned to close annually between 1,700 and 2,000 homes. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price in 2004 of $650,000 was well in excess of the national average sales price of approximately $273,000. We also sell serviced and unserviced lots to other homebuilders generally on an opportunistic basis where we can redeploy capital to an asset providing higher returns or reduce risk in a market. In 2004, we sold 400 lots, the majority of which were bulk sales of raw or undeveloped land in the Washington D.C. Area.

In addition to our housing and land inventory and investments in housing and land joint ventures, which together comprised 73% of our total assets as of December 31, 2004, we had $187 million in cash and cash equivalents and $108 million in other assets. Other assets consist of homebuyer receivables of $24 million, deferred taxes of $34 million, and mortgages and other receivables of $50 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes. Our mortgages receivable and other receivables relate primarily to land assets we have sold or on which we have granted options to purchase.

Since 2000, our revenues and net income have grown at compounded annual growth rates of 17% and 50%, respectively. Over the same period, we generated over $500 million in operating cash flow that was used mainly to return cash to shareholders. At the same time, we believe we have positioned our business for future growth through the selective optioning or acquisition of a significant number of large projects and our overall level of lots controlled. Our recent growth is primarily the result of strong economic fundamentals in the markets in which we operate, our success in acquiring strategic parcels of land and in controlling costs at all levels of our operation.

Results of Operations

	Years Ended December 31
Selected Financial Information ($ millions)	2004	2003	2002
Revenue:
Housing	$1,169	$818	$785
Land and other revenues	63	183	46

Total revenues (1)	1,232	1,001	831
Direct cost of sales (1)	(945)	(790)	(700)

Gross margin (1)	287	211	131
Equity in earnings from housing and land joint ventures	61	22	11
Selling, general and administrative expense	(80)	(67)	(61)

Operating income	268	166	81
Minority interest	(28)	(19)	(9)

Net income before taxes	240	147	72
Income tax expense	(94)	(59)	(29)

Net income	$146	$88	$43

	Years Ended December 31
Selected Operating Data	2004	2003	2002
Home closings (units):
San Francisco Bay Area	407	275	273
Southland / Los Angeles	437	296	527
San Diego / Riverside	507	452	293
Washington D.C. Area	447	505	461

Total	1,798	1,528	1,554

Average selling price:
San Francisco Bay Area	$804,000	$700,000	$612,000
Southland / Los Angeles	894,000	872,000	626,000
San Diego / Riverside	456,000	303,000	334,000
Washington D.C. Area	491,000	456,000	412,000

Average	$650,000	$535,000	$505,000

Net new orders (units): (2)
San Francisco Bay Area	348	342	284
Southland / Los Angeles	338	358	440
San Diego / Riverside	674	447	329
Washington D.C. Area	405	563	527

Total	1,765	1,710	1,580

Backlog (units at end of year): (3)
San Francisco Bay Area	54	113	46
Southland / Los Angeles	86	185	123
San Diego / Riverside	281	114	119
Washington D.C. Area	195	237	179

Total	616	649	467

Lots controlled:
Lots owned:
San Francisco	1,413	1,928	2,051
Southland / Los Angeles	510	404	697
San Diego / Riverside	6,680	6,282	7,054
Sacramento	310	310	—
Washington D.C. Area	4,134	2,081	1,937

	13,047	11,005	11,739
Lots under option	14,919	10,601	10,389

Total	27,966	21,606	22,128

(1)	To conform to the current year’s presentation, for years prior to 2004, revenue excludes equity in earnings from housing and land joint ventures and gross margin excludes equity in earnings from housing and land joint ventures and includes interest expense.

(2)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations for consolidated projects.

(3)	Backlog represents the number of new homes subject to pending sales contracts for consolidated projects.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Net Income

Net income for the year ended December 31, 2004 was $146 million, an increase of $58 million over the year ended December 31, 2003. Our increase in net income in 2004 was primarily attributable to house price appreciation as a result of continued strong market conditions in all our markets. In addition, we increased our number of homes closed by 18% and the contribution to net income from our joint ventures increased by $24 million, partially offset by lower net income from fewer bulk lot sales of $30 million.

Results of Operations

Housing revenues were $1,169 million in 2004, an increase of $351 million or 43% over 2003. The increase in housing revenue was primarily a result of strong market conditions, particularly in our California markets where our homes closed increased by 328 units or 32% and our average selling price increased to $703,000, an increase of 22%.

The gross margin on housing revenues in 2004 was $258 million or 22.1% compared with $144 million or 17.6% in 2003. The increase in gross margin is primarily attributable to house price appreciation in all our markets and an increase of 18% in the number of homes closed.

Land and other revenues totaled $63 million in 2004 compared with $183 million in 2003. The gross margin on land and other revenues in 2004 was $28 million or 45.2% compared with $66 million or 36.1% in 2003. The contribution from land sales may vary significantly from period to period due to the timing and nature of land sales as they generally occur on an opportunistic basis.

Equity in earnings from housing and land joint ventures increased to $61 million, an increase of $39 million over 2003. The increase was primarily attributable to our Windemere joint venture in the San Francisco Bay Area where single family lot sales increased 69%.

Other Expenses

Selling, general and administrative expense was $80 million in 2004 compared with $67 million in 2003. The increase in 2004 was primarily a result of an increase in stock compensation expense of $14 million over 2003. Excluding stock compensation expense, selling, general and administrative expense as a percentage of housing revenue was 4.9% in 2004 compared to 7.2% in 2003. The improvement in this percentage is a result of our ongoing focus to control corporate overhead costs and increased sales absorptions have assisted us in controlling sales and marketing costs.

Sales Activity

Net new orders were 1,765 units in 2004, an increase of 55 units over 2003. The increase was primarily a result of continued strong market conditions in all our markets and a number of successful new project openings in San Diego offset by a delay in new project openings in the Washington D.C. Area. Our backlog of sales at December 31, 2004 was 616 units compared to 649 units last year. The decrease in backlog is primarily a result of fewer homes available for sale within communities nearing build-out in the San Francisco Bay Area and Southland / Los Angeles.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Net Income

Net income for the year ended December 31, 2003 was $88 million, an increase of $45 million over the year ended December 31, 2002. Our increase in earnings was primarily a result of the bulk sale of 4,700 lots in southern California which contributed net income of $39 million compared to nil in 2002. Excluding the bulk sale of lots, our earnings from core operations increased to $49 million from $43 million, an increase of 14%. The increase was primarily a result of strong market conditions in all our markets.

Results of Operations

Housing revenues were $818 million in 2003, an increase of $33 million or 4% over 2002. The increase was principally a result of a 6% increase in the average selling price from home closings, offset by 26 fewer home closings than 2002. The higher average selling price from home closings in 2003 was a result of product mix and price appreciation in the markets in which we operate. The decrease in home closings was largely the result of fewer active projects in our Southland / Los Angeles operation. The gross margin on housing revenues in 2003 was $144 million or 17.6% compared with $124 million or 15.8% in 2002.

Land and other revenues totaled $183 million in 2003, compared with $46 million in 2002. The increase was primarily a result of the bulk sale of lots in southern California generating revenue of $150 million. Our land revenues may vary significantly from period to period as the timing and the nature of bulk lot sales generally occur on an opportunistic basis.

The gross margin on land and other revenues in 2003 was $66 million or 36.1%, compared with $7 million or 15.0% in 2002. The increase was a result of strong market conditions in southern California, the area where the majority of this revenue was generated.

Equity in earnings from housing and land joint ventures increased to $22 million in 2003, an increase of $11 million over 2002. The increase was primarily a result of a bulk land sale of 99 lots in southern California held in a joint venture, which contributed earnings of $7 million.

Other Expenses

Selling, general and administrative expense was $67 million in 2003, an increase of $6 million or 10% over 2002. This increase was primarily a result of additional active projects and an increase in stock compensation expense of $7 million over 2002. Selling, general and administrative expense as a percentage of housing revenue was 8.1% in 2003 compared to 7.7% in 2002.

Sales Activity

Net new orders were 1,710 units in 2003, an increase of 130 units over 2002. The increase was primarily a result of additional active projects and continued strong market conditions in all our markets.

Liquidity and Capital Resources

Financial Position

Our total assets as of December 31, 2004 were $1,082 million, compared to $1,013 million as of December 31, 2003, an increase of $69 million. The increase in 2004 was primarily a result of an increase in housing and land inventory of $113 million partially offset by a decrease of $32 million in cash and cash equivalents. The increase in housing and land assets is mainly due to the acquisition of over 2,200 lots in our Washington D.C. Area market for a purchase price of $87 million.

Our total debt as of December 31, 2004 was $512 million, an increase of $86 million over December 31, 2003. Total debt as of December 31, 2004 consisted mainly of project specific financings of $462 million which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major project specific lenders are Bank of America, Housing Capital Corporation and Wells Fargo. Other debt includes deferred compensation of $38 million on which interest is paid at prime, and loans outstanding relating to mortgages we originated totaling $12 million, which are repaid when the underlying mortgages are sold to permanent lenders. As of December 31, 2004, the average interest rate on our debt was 5.7% with maturities as follows:

	Maturities
				Post
($ millions)	2005	2006	2007	2007	Total
San Francisco Bay Area	$74	$—	$—	$—	$74
Southland / Los Angeles	51	17	—	—	68
San Diego / Riverside	131	81	—	—	212
Washington D.C. Area	32	5	50	21	108
Other	12	19	12	7	50

Total	$300	$122	$62	$28	$512

Cash Flow

Our principal uses of working capital include purchases of land, land development and home construction. Cash flows for each of our communities depend upon the applicable stage of the development cycle and can differ substantially from reported earnings. Early stages of development require significant cash outlays for land acquisitions, site approvals and entitlements, construction of model homes, roads, certain utilities and other amenities and general landscaping. Because these costs are capitalized, income reported for financial statement purposes during such early stages may significantly exceed cash flow. Later, cash flow can significantly exceed earnings reported for financial statement purposes, as cost of sales includes charges for substantial amounts of previously expended costs. A summary of our lots owned and their stage of development at December 31, 2004 compared with the same period last year follows:

	2004	2003
Housing units started and model homes	498	477
Lots ready for house construction	1,183	1,027
Graded lots and lots commenced grading	1,391	1,506
Undeveloped land	9,975	7,995

	13,047	11,005

Cash provided by our operating activities totaled $164 million for the year ended December 31, 2004, compared with $209 million in 2003. The decrease in cash generated was primarily the result of fewer lot sales in 2004, an increase in lots purchased, particularly in our Washington D.C. Area market, partially offset by increased net income and accounts payable.

Cash provided by our investing activities in joint ventures for the year ended December 31, 2004 was $25 million, compared with $6 million in 2003. The increase in cash generated was primarily a result of distributions of capital at our Windemere joint venture in the San Francisco Bay Area.

Cash used in our financing activities for the year ended December 31, 2004 was $221 million, compared with $32 million in 2003. Our use of cash in 2004 related primarily to common share dividends of $283 million, including a special dividend of $278 million of which $141 million was paid in cash and $137 million was paid in the form of a subordinated note which was redeemed in 2004.

Deferred Tax

Our company was formed in the course of a reorganization in 2002 by Brookfield Properties of its United States homebuilding operations and was withdrawn from the Brookfield Properties consolidated tax group. The tax provisions that apply in connection with the reorganization, including the departure of a member from a consolidated group, are detailed and complex and are therefore subject to uncertainty. Our accounts payable and other liabilities include $25 million related to the uncertainties in tax attributes which were recorded when we left the Brookfield Properties consolidated tax group with $115 million of net operating losses. For example, if the Brookfield Properties consolidated group of companies was reassessed for taxation years prior to 2003, this would have a direct impact on the net operating losses available to the Company on the Spin-off. There is also a $17 million liability included in accounts payable and other liabilities and a $6 million valuation allowance in deferred taxes that relates to the tax cost of properties in excess of the fair value of properties at the time of reorganization of the Company which may not be realized. The exact amount of these tax liabilities will be determined at the earlier of review of the Spin-off transaction by taxation authorities or 2007. A further liability of $4 million has been recorded in respect of tax positions taken. We believe we have been prudent and reasonable to provide for any reduction in our net operating losses or loss of tax basis in properties.

Contractual Obligations and Other Commitments

We generally fund the development of our communities through the use of project specific financings. As of December 31, 2004, we had available project specific debt lines of $222 million that were available to complete land development and construction activities. As of December 31, 2004, we also had available cash and cash equivalents of $187 million.

A total of $422 million of our project specific and other financings mature prior to the end of 2006. Our high level of debt maturities in 2005 and 2006 are due to our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate cash flow from our assets in 2005 and 2006 to repay these obligations. Our net debt to total capitalization ratio as of December 31, 2004, which is defined as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 51%, an increase from 32% as of December 31, 2003. The increase in this ratio is a result of paying a special dividend in 2004 of $278 million. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors – Our Debt and Leverage Could Adversely Affect Our Financial Condition.”

In connection with our project specific financings, Brookfield Homes Holdings Inc., a wholly-owed subsidiary, is required to maintain a tangible net worth of at least $250 million. In addition, our project specific financings require Brookfield Homes Holdings Inc. to maintain a net debt to capitalization ratio of no greater than 65% and a debt to tangible net worth ratio of no greater than 1.75 to 1.

A summary of our contractual obligations as of December 31, 2004 follows:

	Payment Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Project specific and other financings(a)	512	300	212	—	—
Operating lease obligations(b)	9	3	5	1	—
Purchase obligations(c)	675	120	364	191	—

Total	1,196	423	581	192	—

(a)	Amounts are included on the Consolidated Balance Sheets. See Note 4 of the Notes to the Consolidated Financial Statements for additional information regarding project specific and other financings and related matters.

(b)	Amounts relate to multiple non-cancelable operating leases involving office space, design centers and model homes.

(c)	Amounts are included in the Notes to the Consolidated Financial Statements. See Note 2 for additional information regarding purchase obligations and related matters.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control the land for an extended period of time, until options expire and/or we are ready to develop the land to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of December 31, 2004, we had $41 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options was $675 million. Pursuant to FIN 46R, as defined elsewhere in this Form 10-K, we have consolidated $47 million of these option contracts. Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-K for additional information on our lot options.

We also control 3,966 lots through joint ventures. As of December 31, 2004, our investment in housing and land joint ventures was $60 million. We have provided varying levels of guarantees of debt in our joint ventures. As of December 31, 2004, we had recourse guarantees of $13 million and limited maintenance guarantees of $64 million with respect to debt in our joint ventures.

We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of December 31, 2004, we had $20 million in letters of credit outstanding and $305 million in performance bonds for these purposes. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.

Stock Repurchase Program

In February 2003, our board of directors approved a share repurchase program which allows us to repurchase up to $40 million of Brookfield Homes’ outstanding common shares. During the year ended December 31, 2004, we had repurchased 76,400 of our shares at an average cost of $25.42 per share. During the year ended December 31, 2003, we repurchased 1,192,749 of our shares at an average cost of $18.19 per share. At December 31, 2004, the remaining amount approved for repurchases is $16 million. Subsequent to December 31, 2004, our board of directors approved an increase in our share repurchase program from $16 million to $35 million.

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

Capitalized Costs

Our housing and land inventory on our consolidated balance sheet includes the costs of acquiring land, development and construction costs, interest, property taxes and overhead directly related to the development of the land and housing. Direct costs are capitalized to individual homes and lots and other costs are allocated to each lot in proportion to our anticipated revenue.

Estimates of costs to complete homes and lots sold are recorded at the time of closing. These estimates are prepared on an individual home and lot basis and take into account the specific cost components of each individual home and lot. The estimation process to allocate costs to homes and lots is dependent on project budgets that are based on various assumptions, including construction schedules and future costs to be incurred. These estimates are reviewed for accuracy based on actual payments made after closing and adjustments are made if necessary. If the estimates of costs are significantly different from our actual results, our housing and land inventory may be over- or under-stated on our balance sheet, and accordingly gross margins in a particular period may be over- or under-stated.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement would require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently reviewing the effect of this Statement on our consolidated financial statements.

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

The following table presents a summary of our operating results for each of the last eight quarters:

	December 31		September 30		June 30		March 31
($ millions, except home closings
and per share amounts)	2004	2003	2004	2003	2004	2003	2004	2003
Total revenue	$547	$383	$313	$286	$229	$190	$143	$142
Gross margin	138	78	68	71	48	29	33	33
Contribution from bulk land sales to net income	9	14	—	11	—	4	—	10
Net income	89	33	29	28	18	12	10	15
Diluted earnings per share	2.83	1.06	0.94	0.87	0.56	0.37	0.31	0.45
Home closings (units)	726	585	496	460	332	324	244	159
Total assets	1,082	1,013	1,021	877	969	845	1,067	855
Total debt	512	426	616	387	621	392	457	425

Non-Arms Length Transactions

We have entered into a license agreement with Brookfield Properties (US) Inc., an indirect wholly-owned subsidiary of Brookfield Properties, for the right to use the names “Brookfield” and “Brookfield Homes.” Brookfield Homes Holdings Inc., our wholly-owned subsidiary, has entered into an agreement with Brookfield Properties (US) Inc. with respect to shared services. In addition, we have entered into an agreement with a subsidiary of Brascan, our largest stockholder under which we can deposit cash on a demand basis to earn LIBOR plus 50 basis points. At December 31, 2004, the amount on deposit was $125 million. For details of these arrangements and other non-arms length transactions refer to “Certain Relationships and Related Transactions,” which is incorporated by reference into Item 13 of this report from our definitive 2005 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2005.

Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “planned,” “estimate,” “project,” “future,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The forward-looking statements in this annual report on Form 10-K include, among others, statements with respect to:

•	planned home closings, deliveries and lot sales (and the timing thereof);

•	sources of and strategies for future growth;

•	lot supply;

•	visibility of cash flow and earnings;

•	financing sources;

•	expectations of future cash flow;

•	valuation allowance;

•	the effect of interest rate changes;

•	strategic goals;

•	the effect on our business of existing lawsuits;

•	the adequacy of our land supply;

•	whether or not our letters of credit or performance bonds will be drawn upon;

•	acquisition strategies;

•	capital expenditures; and

•	the time of which construction and sales begin on a project.

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

We repay the principal of our debt from the proceeds of home closings, and as a result our annual debt service is equal to the interest that accrues on our debt. Based on our debt levels as of December 31, 2004, a 1% change up or down in interest rates could have either a positive or negative effect of approximately $4 million on our cash flows. Refer also to the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risks – Interest Rates.”

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

The homebuilding industries in California and the Washington D.C. Area are susceptible to, and are significantly affected by, adverse weather conditions and natural disasters such as hurricanes, tornadoes, earthquakes, floods and fires. These adverse weather conditions and natural disasters can cause delays and increased costs in the construction of new homes and the development of new communities. If insurance is unavailable to us or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses resulting from adverse weather or natural disasters, our business and results of operations will be adversely affected. In addition, damage to new homes caused by adverse weather or a natural disaster can cause our insurance costs to increase.

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

Interest Rates

We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition, we have an interest rate swap contract which effectively fixes $60 million of our variable rate debt at 5.89%. Based on our debt levels as of December 31, 2004, a 1% change up or down in interest rates would have either a positive or negative effect of approximately $4 million on our cash flows.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Stockholders of Brookfield Homes Corporation

We have audited the accompanying consolidated balance sheets of Brookfield Homes Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brookfield Homes Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Independent Registered Chartered Accountants
Toronto Ontario, Canada
February 16, 2005

BROOKFIELD HOMES CORPORATION

CONSOLIDATED BALANCE SHEETS

(all dollar amounts are in thousands of U.S. dollars)

		As at December 31
	Note	2004	2003
Assets

Housing and land inventory	2	$679,930	$567,302
Investments in housing and land joint ventures	3	59,810	78,198
Consolidated land inventory not owned	2	47,240	25,542
Receivables and other assets		73,986	80,346
Cash and cash equivalents	9	186,731	218,606
Deferred income taxes	6	33,924	43,446

		$1,081,621	$1,013,440

Liabilities and Equity

Project specific and other financings	4	$512,098	$426,311
Accounts payable and other liabilities	5	256,985	145,090
Minority interest	2	66,422	59,781
Preferred stock – 10,000,000 shares authorized, no shares issued	8	—	—
Common stock and additional paid-in capital – 65,000,000 shares authorized, 30,889,632 shares issued and outstanding with par value of $309, excluding 1,184,149 treasury shares with a cost of $23,552 (December 31, 2003 – 30,881,032 shares issued and outstanding with a par value of $309, excluding 1,192,749 treasury shares with a cost of $21,695)	8	120,246	299,043
Retained earnings	8	125,870	83,215

		$1,081,621	$1,013,440

See accompanying notes to consolidated financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		Years Ended December 31
	Note	2004	2003	2002
Revenue

Housing		$1,169,073	$817,774	$784,807
Land and other revenues		62,677	183,421	46,431

		1,231,750	1,001,195	831,238
Direct Cost of Sales	2	(945,387)	(790,877)	(700,132)

		286,363	210,318	131,106
Equity in earnings from housing and land joint ventures	3	61,394	22,055	10,429
Selling, general and administrative expense		(79,904)	(66,612)	(60,822)
Minority interest		(28,140)	(18,684)	(8,566)

Net Income Before Taxes		239,713	147,077	72,147
Income tax expense	6	(93,297)	(58,830)	(28,858)

Net Income		$146,416	$88,247	$43,289

Earnings Per Share
Basic	1	$4.74	$2.78	$1.35
Diluted	1	$4.64	$2.75	$1.35
Weighted Average Common Shares Outstanding (in thousands)
Basic	1	30,903	31,751	32,044
Diluted	1	31,547	32,048	32,044

See accompanying notes to consolidated financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(all dollar amounts are in thousands of U.S. dollars)

		Years Ended December 31
	Note	2004	2003	2002
Common Stock and Additional Paid-in Capital
Opening balance	1	$299,043	$320,738	$1
Recapitalization upon reorganization		—	—	320,737
Repurchase of common shares	8	(1,942)	(21,695)	—
Exercise of stock options	8	2,255	—	—
Special dividend	8	(179,110)	—	—

Ending balance		120,246	299,043	320,738

Combined Companies’ Capital
Opening balance		—	—	286,979
Contributions of capital		—	—	7,037
Net income (prior to reorganization)	1	—	—	26,722
Recapitalization upon reorganization	1	—	—	(320,738)

Ending balance		—	—	—

Retained Earnings
Opening balance		83,215	—	—
Net income		146,416	88,247	16,567
Dividends	8	(4,942)	(5,032)	(16,567)
Special dividend	8	(98,819)	—	—

Ending balance		125,870	83,215	—

Total stockholders’ equity		$246,116	$382,258	$320,738

See accompanying notes to consolidated financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(all dollar amounts are in thousands of U.S. dollars)

	Years Ended December 31
	2004	2003	2002
Cash Flows From Operating Activities
Net income	$146,416	$88,247	$43,289
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income from housing and land joint ventures	(6,755)	(3,179)	(10,429)
Minority interest	28,140	18,684	8,566
Deferred income taxes	17,867	29,967	28,858
Other changes in operating assets and liabilities:
Decrease/(increase) in receivables and other assets	6,360	(5,812)	(10,798)
(Increase)/decrease in housing and land inventory	(115,374)	47,389	16,975
Increase in accounts payable and other	87,516	33,158	25,711

Net cash provided by operating activities	164,170	208,454	102,172

Cash Flows From Investing Activities
Net recovery from housing and land joint ventures	25,143	5,940	23,658

Net cash provided by investing activities	25,143	5,940	23,658

Cash Flows From Financing Activities
Net borrowings under revolving project specific and other financings	85,787	100,819	41,307
Net repayments under revolving subordinated debt	—	—	(73,635)
Repayment of subordinated debt	(137,294)	(98,300)	(43,000)
Net (distributions to)/contributions from minority interest	(22,247)	(7,483)	1,177
Contributions of capital	—	—	35
Exercise of stock options	85	—	—
Repurchase of common shares	(1,942)	(21,695)	—
Dividends paid in cash	(145,577)	(5,032)	(16,567)

Net cash used in financing activities	(221,188)	(31,691)	(90,683)

(Decrease)/increase in cash and cash equivalents	(31,875)	182,703	35,147
Cash and cash equivalents at beginning of year	218,606	35,903	756

Cash and cash equivalents at end of year	$186,731	$218,606	$35,903

Supplemental Cash Flow Information
Interest paid	$31,788	$19,117	$25,820
Income taxes paid	71,128	20,000	—
Non-cash capital contributions:
Benefits of tax losses of consolidated group contributed	—	—	5,854
Costs of options of former parent issued to management of the Company	—	—	1,148
Increase in consolidated land inventory not owned	18,952	23,808	—
Dividends paid through issuance of subordinated debt	137,294	—	—

See accompanying notes to consolidated financial statements

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in $U.S. thousands except share and per share amounts)

Note 1. Significant Accounting Policies

(a)	Basis of Presentation

Brookfield Homes Corporation (the “Company” or “Brookfield Homes”) was incorporated on August 28, 2002 as a wholly-owned subsidiary of Brookfield Properties Corporation (“Brookfield Properties”) to acquire as of October 1, 2002 all of the California and Washington D.C. Area homebuilding and land development operations (the “Land and Housing Operations”) of Brookfield Properties pursuant to a reorganization of its business (the “Spin-off”). On January 6, 2003, Brookfield Properties completed the Spin-off by distributing all of the issued and outstanding common stock it owned in the Company to its common stockholders. Brookfield Homes began trading as a separate company on the New York Stock Exchange on January 7, 2003.

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

(i) Revenue recognition: Revenues from the sale of homes are recognized when title passes to the purchaser upon closing, wherein all proceeds are received or collectability is evident. Land sales are recognized when title passes to the purchaser upon closing, all material conditions of the sales contract have been met and a significant cash down payment or appropriate security is received.

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

(iii) Capitalized costs: Capitalized costs include the costs of acquiring land, development and construction costs, interest, property taxes and overhead related to the development of the land and housing. Direct costs are capitalized to individual homes and lots and other costs are allocated to each lot in proportion to our anticipated revenue.

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

(g)	Minority Interest

Minority interest represents the equity in consolidated subsidiaries that are owned by others. Total minority interest as at December 31, 2004 of $66.4 million (2003 – $59.8 million) consisted of assumed third party investments of consolidated variable interest entities of $42.8 million (2003 – $23.8 million), ownership interests of certain business unit presidents of the Company totaling $21.6 million (2003 – $34.0 million) and preferred shares issued by a wholly-owned subsidiary of $2.0 million (2003 – $2.0 million). Included in accounts payable and other liabilities is $29.2 million (2003 – $11.0 million) of amounts due to minority interest.

(h)	Stock-Based Compensation

The Company accounts for stock option grants and deferred share unit grants in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.” All stock options granted have exercise prices equal to the market value of the stock on the date of the grant. Participants in the management share option plan can elect to purchase shares at the exercise price or receive cash equal to the difference between the exercise price and the current market price.

Accordingly, the Company records the intrinsic value of these options and deferred share units as a liability using variable plan accounting as disclosed in accounts payable. The pro forma disclosures required by SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” are not included in the financial statements as the basis of accounting and disclosure for the options under SFAS 123, SFAS 148 and APB 25 would yield the same compensation expense as that already recognized in the financial statements presented.

(i)	Other Comprehensive Income

The Company adheres to U.S. GAAP reporting requirements with respect to the presentation and disclosure of other comprehensive income, however, it has been determined by management that no material differences exist between net income and comprehensive income for each of the periods presented.

(j)	Earnings Per Share

Earnings per share is computed in accordance with the Statement of Financial Accounting Standards (“SFAS”) 128. Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the year. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding including all dilutive potentially issuable shares under various stock option plans.

Basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 were calculated as follows (in thousands except per share amounts):

	Years Ended December 31
	2004	2003	2002
Numerator:
Net income	$146,416	$88,247	$43,289

Denominator:
Basic average shares outstanding	30,903	31,751	32,044
Net effect of stock options assumed to be exercised	644	297	—

Diluted average shares outstanding	31,547	32,048	32,044

Basic earnings per share	$4.74	$2.78	$1.35

Diluted earnings per share	$4.64	$2.75	$1.35

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except share and per share amounts)

(k)	Advertising Costs

The Company expenses advertising costs as incurred. For the years ended December 31, 2004, 2003 and 2002, the Company incurred advertising costs of $5.1 million, $6.1 million, and $4.5 million, respectively.

(l)	Segment Information

The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. For internal reporting purposes, the Company is organized into geographical housing and land regions. Because each of the Company’s geographical housing and land regions has similar economic characteristics, housing products and class of prospective buyers, the geographic housing and land regions have been aggregated into a single housing and land segment in accordance with Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS 131”).

All revenues are from external customers and are of origin in the United States. There were no customers that contributed 10% or more of the Company’s total revenues during the years ended December 31, 2004, 2003 or 2002. All of the Company’s assets are in the United States.

(m)	Warranty Costs

Estimated future warranty costs are accrued and charged to cost of sales at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim.

(n)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement would require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently reviewing the effect of this Statement on its consolidated financial statements.

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

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except share and per share amounts)

(o)	Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2004 presentation. In particular, reclassifications have been made to equity in earnings from housing and land joint ventures (now shown as a component of operating income separately from revenue) and to interest expense (now included as a component of Direct Cost of Sales).

Note 2. Housing and Land Inventory

Housing and land inventory includes homes completed and under construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	December 31
	2004	2003
Housing under construction	$244,041	$200,553
Model homes	19,179	21,029
Land and land under development	416,710	345,720

	$679,930	$567,302

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the years ended December 31, 2004, 2003 and 2002, interest incurred and capitalized by the Company was $31.8 million, $19.1 million and $25.8 million, respectively. Capitalized interest expensed as direct cost of sales for the same periods was $29.1 million, $33.4 million and $35.3 million, respectively.

Capitalized costs are expensed as costs of sales on a specific identification basis or on a relative value in proportion to anticipated revenue. Included in direct costs of sales is $911.1 million of costs related to housing revenue (2003 – $673.8 million) and $34.3 million of costs related to land sales and other revenues (2003 – $117.1 million).

In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions of such agreements. Under these option agreements, the Company will fund deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be VIEs, it is the primary beneficiary on options for 375 lots with aggregate exercise prices of $47.2 million (2003 – 311 lots with an exercise price of $25.5 million) which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $42.8 million (2003 – $23.8 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.

Housing and land inventory includes non-refundable deposits and other costs totaling $36.0 million (2003 – $16.0 million) in connection with options that are not required to be consolidated under the provision of FIN 46R. The total exercise price of these options is $627.7 million (2003 – $362.7 million) including the non-refundable deposits identified above. The number of lots which the Company has obtained an option to purchase, excluding those already consolidated, and their respective dates of expiry and their exercise price follows:

		Total
	Number of	Exercise
Year of Expiry	Lots	Price
2005	975	$88,574
2006	3,831	214,233
2007	3,276	133,550
Thereafter	6,462	191,385

	14,544	$627,742

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except share and per share amounts)

Note 3. Investments in Housing and Land Joint Ventures

The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures follows:

	December 31
	2004	2003
Assets
Housing and land inventory	$345,939	$310,324
Other assets	54,510	42,729

	$400,449	$353,053

Liabilities and Equity
Accounts payable and other liabilities	$46,313	$15,606
Project specific financings	277,568	182,452
Investment and advances
Brookfield Homes	59,810	78,198
Others	16,758	76,797

	$400,449	$353,053

Revenue and Expenses
Revenue	$466,260	$375,351
Expenses	(265,277)	(264,470)

Net income	$200,983	$110,881

Company’s share of net income	$61,394	$22,055

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

The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At December 31, 2004, the Company had recourse guarantees of $12.5 million and limited maintenance guarantees of $64.4 million with respect to debt in its joint ventures.

Note 4. Project Specific and Other Financings

The Company has total project specific and other financings outstanding as at December 31, 2004 of $512.1 million (2003 – $426.3 million).

Project specific financings of $462.8 million (2003 – $360.5 million) are revolving in nature, bear interest at floating rates with a weighted average rate of 5.7% as at December 31, 2004 (December 31, 2003 – 4.4%) and are secured by housing and land inventory. The weighted average rate was calculated as of the end of each period, based upon the amount of debt outstanding and the related interest rates applicable on that date.

Interest rates charged under project specific financings include LIBOR and prime rate pricing options. The maximum amount of borrowings during the years ended December 31, 2004, 2003 and 2002 were $485.0 million, $360.5 million, and $305.3 million, respectively. The average borrowings during 2004, 2003, 2002 were $422.0 million, $326.3 million, and $274.5 million, respectively.

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except share and per share amounts)

Other financings of $49.3 million (2003 – $65.8 million) consist of deferred compensation under the Company’s Supplemental Retirement Income Plan and mortgage loans. Other financings bear interest at a weighted average rate of 5.3% as at December 31, 2004 (December 31, 2003 – 4.0%).

Project specific and other financings mature as follows: 2005 – $300.4 million; 2006 – $121.9 million; 2007 – $62.2 million; and 2008 – $27.6 million.

Note 5. Accounts Payable and Other Liabilities

The components of accounts payable and other liabilities included in the Company’s balance sheet are summarized as follows:

	December 31
	2004	2003
Trade payables and cost to complete accruals	$74,388	$37,671
Warranty costs	18,202	14,917
Customer deposits	9,147	9,843
Stock-based compensation	30,264	10,353
Due to minority interest	29,240	11,036
Accrued compensation	25,007	10,011
Income tax liabilities	58,808	46,160
Other accrued expenses	11,929	5,099

	$256,985	$145,090

Note 6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The differences that give rise to the net deferred tax asset are as follows:

	December 31
	2004	2003
Compensation deductible for tax purposes when paid	$28,614	$43,446
Differences relating to properties	11,149	10,840
Valuation allowance	(5,839)	(10,840)

	$33,924	$43,446

SFAS 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. At December 31, 2004, the Company had a valuation allowance of $5.8 million (2003 – $10.8 million) for tax attributes that relates to the tax cost of properties in excess of the fair market value of properties at the time of reorganization of the Company which may not be realized. The Company reclassified $5.0 million (2003 – $12.0 million) of valuation allowance to accounts payable and other liabilities that relate to the realization of tax attributes that were subject to a valuation allowance. If these tax attributes are ultimately disallowed, the Company will owe additional tax.

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except share and per share amounts)

As described in Note 5, included in accounts payable and other liabilities is $58.8 million (2003 – $46.2 million) for income tax liabilities. The following table summaries these amounts.

	December 31
	2004	2003
Current taxes payable	$13,167	$8,863
Other tax liabilities	45,641	37,297

	$58,808	$46,160

Included in other tax liabilities is $25.0 million (2003 – $25.0 million) related to the uncertainties in tax attributes which were recorded at the time of the Spin-off discussed in Note 1(a). On the Spin-off, the Company left the Brookfield Properties consolidated tax group with $115.0 million of net operating losses. The tax provisions that apply in connection with the reorganization, including the departure of a member of a consolidated group, are detailed and complex and thereby subject to uncertainty. In addition, for example, if the Brookfield Properties consolidated group of companies was reassessed for taxation years prior to 2003, this would have a direct impact on the net operating losses available to the Company on the Spin-off. Also included is an additional income tax liability of $17.0 million (2003 – $12.0 million) that relates to the tax cost of properties in excess of the fair value of properties as described above. The exact amount of these tax liabilities will be determined at the earlier of review of the Spin-off transaction by taxation authorities or 2007. A further liability of $3.6 million (2003 – $0.3 million) has been recorded in respect of tax positions taken.

The Company has computed the tax provisions for the periods presented based upon accounting income realized, adjusted for expenses that are not deductible for tax purposes. The provision for income taxes for each of the three years ended December 31, 2004, 2003 and 2002 was as follows:

	December 31
	2004	2003	2002
Current	$75,430	$28,863	$—
Deferred	17,867	29,967	28,858

Total	$93,297	$58,830	$28,858

A reconciliation of the statutory income tax rate and the effective rate follows:

	December 31
	2004	2003	2002
Statutory Federal rate	35.0%	35.0%	35.5%
State income tax	3.9%	5.0%	5.0%

Effective Rate	38.9%	40.0%	40.0%

Note 7. Stock-Based Compensation

Option Plan

Pursuant to the Company’s stock option plan, Brookfield Homes grants options to purchase shares of the Company’s common stock at the market price of the shares on the day the options are granted. A maximum of two million shares are authorized for issuance under the plan. The timing of vesting of options granted under the plan is at the discretion of the Company’s board of directors or the committee of the board of directors administering the plan and is set during the granting period. Upon exercise of a vested option and upon payment to the Company of the exercise price, participants will receive one share of the Company’s common stock. The Company’s compensation committee may permit participants to, rather than exercising an in-the-money option (“in-the-money” means the market value of shares under the option exceeds the exercise price of the option prior to related income

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except share and per share amounts)

taxes), receive an amount equal to the difference between the market price of the shares underlying the option and the exercise price of the option. The excess amount will be payable either in cash or by the Company issuing to the participant a number of shares calculated by dividing the excess by the market price of the underlying shares. The Company has recorded the intrinsic value of these options as a liability using variable plan accounting, as required under APB 25. The liability is expensed over the vesting period and re-measured at each reporting date to reflect the current intrinsic value.

The following table sets out the number of common shares that employees of the Company may acquire under options granted under the Company’s stock option plan:

	December 31, 2004		December 31, 2003		December 31, 2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Per Share		Per Share		Per Share
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	747,625	$1.20	542,625	$1.00	—	—
Granted	95,000	$21.94	205,000	$1.74	542,625	$1.00
Exercised	(86,000)	$1.01	—	—	—	—
Cancelled	—	—	—	—	—	—

Outstanding, end of year	756,625	$3.83	747,625	$1.20	542,625	$1.00

Options exercisable at year end	172,050	$1.17	108,525	$1.00	—	$—

The share exercise price was adjusted by the $9.00 special dividend paid in April 2004.

The following table summarizes information about stock options held by employees of the Company outstanding at December 31, 2004:

	Options	Weighted	Options
	Outstanding at	Average	Exercisable at
	December	Remaining	December
Exercise Prices Per Share	31,2004	Contract Life	31,2004
$1.00	457,625	2.9 years	132,050
$1.74	204,000	3.2 years	40,000
$21.94	95,000	4.2 years	—

Total compensation costs recognized in income for stock option employee compensation for the years ended December 31, 2004, 2003 and 2002 were $11.9 million, $5.1 million, and $1.1 million, respectively.

Deferred Share Unit Plan

The Company has adopted a Deferred Share Unit Plan (“DSUP”) under which its executive officers and directors may, at their option, receive all or a portion of their annual bonus awards or retainers, respectively, in the form of deferred share units. The annual awards are convertible into units based on the closing price of the Company’s shares on the New York Stock Exchange on the date of the award. The portion of the annual bonus award elected by an officer to be received in units may, at the discretion of the Company’s board of directors, be increased by a factor of up to two times for purposes of calculating the number of units to be allocated under the plan. An executive or director who holds units will receive additional units as dividends are paid on shares of the Company’s common stock, on the same basis as if the dividends were reinvested. The units vest over a five year period and participants are allowed to redeem the units only upon ending their employment with the Company through retirement, termination or death, after which time the units terminate unless redeemed no later than 12 months following such retirement, termination or death. The cash value of the units, when redeemed, will be equivalent to the market value of an equivalent number of shares of the Company’s common stock where written notice of redemption is received.

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except share and per share amounts)

The DSUP provides no shares of the Company’s common stock will be issued, authorized, reserved, purchased or sold at any time in connection with units allocated and under no circumstances are units considered shares of common stock, or entitle any participation to the exercise of any other rights arising from the ownership of shares of common stock. As of December 31, 2004, the Company had granted 544,052 units under the DSUP all of which were outstanding at December 31, 2004, and of which 185,270 units are vested and 357,502 units vest over the next five years. The pro forma disclosures required under SFAS 123 are not included in the financial statements as they would yield the same compensation expense as that which is already recognized in the financial statements presented. Total compensation costs recognized in income in connection with the DSUP for the years ended December 31, 2004, 2003 and 2002 were $10.2 million, $2.6 million and $ nil, respectively. Compensation costs recognized in income will fluctuate based on the year end share price.

Note 8. Stockholders’ Equity

(a) Preferred Stock – The Company currently does not have shares of preferred stock outstanding.

(b) Common Stock Repurchases – In February 2003, the Company’s board of directors approved a stock repurchase plan authorizing the purchase of up to $40 million of the Company’s outstanding common stock. In August 2003, the Company’s board of directors also approved a “Dutch Auction” tender offer which expired on September 30, 2003. During 2003, the Company repurchased a total of 1,192,749 shares for an aggregate purchase price of $21.7 million or approximately $18.19 per share. During 2004, the Company repurchased a total of 76,400 shares for an aggregate purchase price of $1.9 million or approximately $25.42 per share.

(c) Dividends – During the year, the Company’s board of directors declared a semi-annual cash dividend of $0.08 per common share payable in June and December.

(d) Special Dividend – On April 30, 2004, the Company paid a special dividend of $9.00 per common share, $277.9 million in the aggregate, consisting of $140.6 million in cash and $137.3 million in principal amount of the Company’s 12% senior subordinated notes due 2020. The subordinated notes were redeemed by the Company on December 20, 2004 at par. The special dividend has been reflected as a reduction of retained earnings accumulated from the date of the Spin-off (see Note 1) to April 30, 2004, the date the special dividend was paid, with the balance reflected as a reduction of additional paid-in capital.

(e) Exercise of Stock Options – During the year ended December 31, 2004, certain officers exercised options to purchase 86,000 shares of the Company’s common stock at a price of $1.01 per share.

Note 9. Commitments, Contingent Liabilities and Other

(a) The Company, in the normal course of its business, has issued performance bonds and letters of credit pursuant to various facilities which at December 31, 2004, amounted to $305.0 million (December 31, 2003 – $271.5 million, 2002 – $233.8 million) and $19.6 million (December 31, 2003 – $16.2 million, 2002 – $32.0 million), respectively. The majority of these commitments have been issued to municipal authorities as part of the obligations of the Company in connection with the land servicing requirements.

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

(d) The Company had demand deposits included in cash and cash equivalents of $125.0 million at December 31, 2004 (2003 – $205.0 million) with a financial subsidiary of the Company’s largest stockholder, Brascan Corporation.

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular amounts in $U.S. thousands except share and per share amounts)

(e) When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the State where the Company conducts business which range up to ten years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Balance, at beginning of year	$14,917	$13,709	$11,872
Payments made during the year	(3,624)	(1,691)	(3,445)
Warranties issued during the year	6,909	2,899	5,282

Balance, at end of year	$18,202	$14,917	$13,709

(f) The Company leases certain facilities under non-cancelable operating leases. Rental expense incurred by the Company amounted to $2.4 million for 2004. At December 31, 2004, future minimum rent payments under these operating leases were $2.6 million for 2005, $2.1 million for 2006, $1.7 million for 2007, $1.5 million for 2008 and $1.3 million thereafter.

(g) In February 2004, we entered into a $60 million interest rate swap contract which effectively fixed $60 million of our variable debt at 5.07%. In May 2004, we closed this interest rate swap contract and as a result realized a gain of $2.7 million. During the third quarter, we entered into an additional interest rate swap contract which effectively fixes $60 million of our variable rate debt at 5.89% until the contract expires in 2009. At December 31, 2004, the fair market value of the contract was nominal.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2004, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of December 31, 2004, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

It should be noted that while our management, including the CEO and CFO believe our disclosure controls and procedures provide a reasonable level of assurance that such controls and procedures are effective, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. We have not identified any material weakness in our internal control over financial reporting.

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Stockholders of Brookfield Homes Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Brookfield Homes Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated February 16, 2005 expressed an unqualified opinion on those financial statements.

Independent Registered Chartered Accountants
Toronto, Ontario, Canada
February 16, 2005

Item 9B.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information about our directors and the remaining information called for by this item is incorporated by reference from our 2005 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2005 (120 days after the end of our fiscal year). The following table provides the name, age and position of each of our current executive officers and significant employees.

Name	Age	Position Held
Officers:
Ian G. Cockwell	57	President and Chief Executive Officer
Paul G. Kerrigan	37	Executive Vice President, Chief Financial Officer and Treasurer
Shane D. Pearson	32	Secretary
William B. Seith	55	Executive Vice President, Risk Management

Significant Employees:
Stephen P. Doyle	47	President, Brookfield Homes San Diego Inc.
Adrian Foley	42	President, Brookfield Homes Southland Inc.
Robert Hubbell	47	President, Brookfield Washington Inc.
John J. Ryan	45	President, Brookfield Homes Bay Area Inc.
Richard T. Whitney	41	President, Brookfield California Land Holdings LLC

Ian Cockwell was appointed President and Chief Executive Officer in October 2002. From 1994 to December 2002, Mr. Cockwell served in various senior executive positions with Brookfield Residential Group, a division of Brookfield Properties. From 1998 to December 2002, Mr. Cockwell was Chairman and Chief Executive Officer of Brookfield Residential Group.

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

Adrian Foley was appointed President of our Southland / Los Angeles business unit in 2004. Mr. Foley has 18 years of experience in the real estate industry. Prior to joining Brookfield in 1996, Mr. Foley was employed by another California homebuilder. Mr. Foley holds a bachelors degree in Construction from the University of London.

Robert Hubbell was appointed President of our Washington D.C. Area business unit in 1998. Mr. Hubbell has 21 years of experience in the real estate industry and has been with Brookfield for 15 years.

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

Item 11. Executive Compensation

The information called for by this item is incorporated by reference from our 2005 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2005 (120 days after the end of our fiscal year).

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by this item is incorporated by reference from our 2005 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2005 (120 days after the end of our fiscal year).

Item 13. Certain Relationships and Related Transactions

The information called for by this item is incorporated by reference from our 2005 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2005 (120 days after the end of our fiscal year).

Item 14. Principal Accounting Fees and Services

The information called for by this item is incorporated by reference from our 2005 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2005 (120 days after the end of our fiscal year).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(i)	Financial Statements:

See Item 8 of this report, beginning on page 27.

(ii)	Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have either been incorporated in the consolidated financial statements and accompanying notes or are not applicable to us.

(iii)	Exhibits:

Refer to the Exhibit Index to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2005.

Brookfield Homes Corporation
By:	/s/ IAN G. COCKWELL
Ian G. Cockwell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. BRUCE FLATT
J. Bruce Flatt	Chairman of the Board	March 15, 2005

/s/ IAN G. COCKWELL
Ian G. Cockwell	President and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005

/s/ PAUL G. KERRIGAN
Paul G. Kerrigan	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2005

/s/ ROBERT A. FERCHAT
Robert A. Ferchat	Director	March 15, 2005

/s/ BRUCE T. LEHMAN
Bruce T. Lehman	Director	March 15, 2005

/s/ ALAN NORRIS
Alan Norris	Director	March 15, 2005

/s/ TIMOTHY R. PRICE
Timothy R. Price	Director	March 15, 2005

/s/ DAVID M. SHERMAN
David M. Sherman	Director	March 15, 2005

/s/ ROBERT L. STELZL
Robert L. Stelzl	Director	March 15, 2005

/s/ MICHAEL D. YOUNG
Michael D. Young	Director	March 15, 2005

EXHIBIT INDEX

Exhibit	Description
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

4.2	Form of Deposit Facility.
4.3*	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments.
10.1	License Agreement – Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
10.2	Shared Services Agreement – Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
10.3†	Form of Stock Option Plan – Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
10.4†	Form of Deferred Share Unit Plan – Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
21.1	List of Subsidiaries – Incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
31.1*	Rule 13a-14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.
31.2*	Rule 13a-14(a) certification by Paul G. Kerrigan, Executive Vice President, Chief Financial Officer and Treasurer.
32.1*	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer.

* Filed herewith

† Executive Officers management contract or compensatory plan or arrangement

Copies of the exhibits filed with or incorporated by reference into this annual report on Form 10-K do not accompany copies of this annual report on Form 10-K distributed to our stockholders. We will furnish a copy of any of such exhibits to any stockholder requesting the same.