Form 10-Q
period 2005-03-31
BROOKFIELD HOMES CORP
filed 2005-05-10
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 30, 2005, the registrant had outstanding 30,852,732 shares of its common stock, $0.01 par value per share.

INDEX

BROOKFIELD HOMES CORPORATION

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED BALANCE SHEETS

(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		March 31,	December 31,
	Note	2005	2004
Assets

Housing and land inventory	2	$787,775	$679,930
Investments in housing and land joint ventures	3	49,647	59,810
Consolidated land inventory not owned	2	42,131	47,240
Receivables and other assets		29,799	73,986
Cash and cash equivalents	4	124,666	186,731
Deferred income taxes		34,516	33,924

		$1,068,534	$1,081,621

Liabilities and Equity

Project specific and other financings		$529,898	$512,098
Accounts payable and other liabilities		209,128	256,985
Minority interest	2	65,404	66,422
Preferred stock – 10,000,000 shares authorized, no shares issued		–	–
Common stock and additional paid-in capital – 65,000,000 shares authorized, 30,860,932 shares issued and outstanding with par value of $309, excluding 1,212,849 treasury shares with a cost of $24,508 (December 31, 2004 – 30,889,632 shares issued and outstanding with par value of $309, excluding 1,184,149 treasury shares with a cost of $23,552)		119,290	120,246
Retained earnings		144,814	125,870

		$1,068,534	$1,081,621

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		(Unaudited)
		Three Months Ended
		March 31,
Revenue	Note	2005	2004

Housing		$143,083	$138,958
Land and other revenues		9,072	4,231

		152,155	143,189
Direct Cost of Sales	2	(103,978)	(110,051)

		48,177	33,138
Equity in earnings from housing and land joint ventures	3	7,312	851
Selling, general and administrative expense		(21,224)	(16,171)
Minority interest		(3,209)	(2,146)

Net Income Before Taxes		31,056	15,672
Income tax expense		(12,112)	(5,955)

Net Income		$18,944	$9,717

Earnings Per Share
Basic	1	$0.61	$0.31
Diluted	1	$0.60	$0.31

Weighted Average Common Shares Outstanding (in thousands)
Basic	1	30,865	30,881
Diluted	1	31,517	31,423

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(all dollar amounts are in thousands of U.S. dollars)

	Unaudited
	Three Months Ended
	March 31,
	2005	2004
Cash Flows from Operating Activities

Net income	$18,944	$9,717
Adjustments to reconcile net income to net cash used in operating activities:
Distribution of joint venture earnings in excess of equity income	29	—
Minority interest	3,209	2,146
Deferred income taxes	(592)	3,403
Changes in operating assets and liabilities:
Decrease in receivables and other assets	44,187	16,133
Increase in housing and land inventory	(109,338)	(67,241)
(Decrease)/increase in accounts payable and other	(40,165)	8,011

Net cash used in operating activities	(83,726)	(27,831)

Cash Flows From Investing Activities
Net recovery from housing and land joint ventures	10,134	3,044

Net cash provided by investing activities	10,134	3,044

Cash Flows From Financing Activities
Net borrowings under revolving project specific and other financings	17,800	30,263
Net distributions to minority interest	(5,317)	(3,023)
Repurchase of common shares	(956)	––

Net cash provided by financing activities	11,527	27,240

(Decrease)/increase in cash and cash equivalents	(62,065)	2,453
Cash and cash equivalents at beginning of period	186,731	218,606

Cash and cash equivalents at end of period	$124,666	$221,059

Supplemental Cash Flow Information

Interest paid	$5,771	$4,420

Income taxes paid	$39,411	$7,010

(Decrease)/increase in consolidated land inventory not owned	$(6,602)	$6,385

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, they should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments necessary for fair presentation of the accompanying consolidated financial statements have been made.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of income for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 were calculated as follows (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2005	2004

Numerator:

Net income	$18,944	$9,717

Denominator:

Basic average shares outstanding	30,865	30,881
Net effect of stock options assumed to be exercised	652	542

Diluted average shares outstanding	31,517	31,423

Basic earnings per share	$0.61	$0.31

Diluted earnings per share	$0.60	$0.31

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in $U.S. thousands except per share amounts)

(c)     Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement would require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first interim or annual reporting period of the next fiscal year that begins after June 15, 2005. The Company is currently reviewing the effect of this Statement on its consolidated financial statements.

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

(d)     Reclassification

Certain prior period amounts in the consolidated financial statements have been reclassified to conform with the March 31, 2005 presentation. In particular, reclassifications have been made to equity in earnings from housing and land joint ventures (now shown as a component of operating income separately from revenue) and to interest expense (now included as a component of Direct Cost of Sales).

Note 2.	Housing and Land Inventory

Housing and land inventory includes homes completed and under construction, model homes, developed land and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	March 31,	December 31,
	2005	2004
Housing inventory	$419,913	$244,041
Model homes	27,359	19,179
Land and land under development	340,503	416,710

	$787,775	$679,930

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in $U.S. thousands except per share amounts)

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three months ended March 31, 2005 and 2004 interest incurred and capitalized by the Company was $5.8 million and $4.4 million, respectively. Capitalized interest expensed for the same periods was $3.1 million and $3.9 million, respectively.

Capitalized costs are expensed as costs of sales on a specific identification basis or on a relative value in proportion to anticipated revenue. Included in direct costs of sales is $101.6 million of costs related to housing revenue (March 31, 2004 – $108.2 million) and $2.4 million of costs related to land sales and other revenues (March 31, 2004 – $1.8 million).

In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions of such agreements. Under these option contracts, the Company will fund deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be VIEs, it is the primary beneficiary on options for 354 lots with aggregate exercise prices of $42.1 million (December 31, 2004 – 375 lots with an exercise price of $47.2 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $36.2 million (December 31, 2004 – $42.8 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company with financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.

Housing and land inventory includes non-refundable deposits and other costs totaling $49.6 million (December 31, 2004 – $36.0 million) in connection with options that are not required to be consolidated under the provisions of FIN 46R. The total exercise price of these options is $649.4 million (December 31, 2004 – $627.7 million) including the non-refundable deposits identified above. The number of lots for which the Company has obtained an option to purchase, excluding those already consolidated, and their respective dates of expiry and their exercise price are as follows:

		Total
	Number of	Exercise
Year of Expiry	Lots	Price
2005	948	$81,372
2006	5,204	207,102
2007	3,276	133,503
Thereafter	7,248	227,409

	16,676	$649,386

Note 3.	Investments in Housing and Land Joint Ventures

The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures is as follows:

	March 31,	December 31,
	2005	2004
Assets
Housing and land inventory	$331,905	$345,939
Other assets	47,017	54,510

	$378,922	$400,449

Liabilities and Equity
Accounts payable and other liabilities	$18,769	$46,313
Project specific financings	266,758	277,568
Investment and advances
Brookfield Homes	49,647	59,810
Others	43,748	16,758

	$378,922	$400,449

BROOKFIELD HOMES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in $U.S. thousands except per share amounts)

	Three Months Ended
	March 31
	2005	2004
Revenue and Expenses
Revenue	$44,349	$19,678
Expenses	(28,803)	(17,805)

Net income	$15,546	$1,873

Company’s share of net income	$7,312	$851

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

The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At March 31, 2005, the Company had recourse guarantees of $4.1 million and limited maintenance guarantees of $74.8 million with respect to debt in its joint ventures.

Note 4.	Commitments, Contingent Liabilities and Other

(a) The Company had demand deposits included in cash and cash equivalents of $75.0 million at March 31, 2005 (December 31, 2004 — $125.0 million) with a financial subsidiary of the Company’s largest stockholder, Brascan Corporation.

(b) The Company is party to various legal actions arising in the ordinary course of business. Management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

(c) When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the State where the Company conducts business which range up to ten years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the three months ended March 31, 2005:

2005
Balance, January 1, 2005	$18,202
Payments made during the period	(716)
Warranties issued during the period	1,198

Balance, March 31, 2005	$18,684

(d) The Company entered into an interest rate swap contract during the third quarter of 2004 which effectively fixes $60.0 million of the Company’s variable rate debt at 5.89% until the contract expires in 2009. At March 31, 2005, the fair market value of the contract was $1.4 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance and that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

We design, construct and market single-family and multi-family homes primarily to move-up and luxury homebuyers and develop land for sale to other homebuilders. Our operations are currently focused primarily in five markets: San Francisco Bay Area; Southland / Los Angeles; San Diego / Riverside; Sacramento; and the Washington D.C. Area. Our goal is to maximize the total return on our common stockholders’ equity.

The 29,748 lots that we control, 12,718 of which we own directly or through joint ventures, provide a strong foundation for our future homebuilding business and visibility on our future cash flow and earnings. The lots we own directly or through joint ventures represent approximately a seven year lot supply, based on 2005 planned home closings.

Homebuilding is our primary source of revenue and has represented approximately 90% of our total revenue since 2000. We believe our operations are positioned to close between 1,700 and 2,000 homes per year. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price as of March 31, 2005 of $645,000 was well in excess of the national average sales price of approximately $273,000. We also sell serviced and unserviced lots to other homebuilders generally on an opportunistic basis where we can redeploy capital to an asset providing higher returns or reduce risk in a market.

In addition to our housing and land inventory and investments in housing and land joint ventures, which together comprised 82% of our total assets as of March 31, 2005, we had $125 million in cash and cash equivalents and $64 million in other assets. Other assets consist of homebuyer receivables of $16 million, deferred taxes of $34 million, and mortgages and other receivables of $14 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes.

Since 2000, our revenues and net income have grown at compounded annual growth rates of 17% and 50%, respectively. Over this period, we generated over $450 million in operating cash flow that was used mainly to return cash to shareholders. At the same time, we believe we have positioned our business for future growth through the selective optioning or acquisition of a significant number of large projects and our overall level of lots controlled. Our recent growth is primarily the result of strong economic fundamentals in the markets in which we operate, our success in acquiring strategic parcels of land and in controlling costs at all levels of our operation.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2005 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

	Three Months Ended
Results of Operations	March 31,
Selected Financial Information ($ millions)	2005	2004
Revenue:
Housing	$143	$139
Land and other revenues	9	4

Total revenues (1)	152	143
Direct cost of sales (1)	(104)	(110)

Gross margin (1)	48	33
Equity in earnings from housing and land joint ventures	7	1
Selling, general and administrative expense	(21)	(16)

Operating income	34	18
Minority interest	(3)	(2)

Net income before taxes	31	16
Income tax expense	(12)	(6)

Net income	$19	$10

	Three Months Ended
	March 31,
	2005	2004
Selected Operating Data
Home closings (units):
San Francisco Bay Area	34	54
Southland / Los Angeles	24	58
San Diego / Riverside	83	51
Washington D.C. Area	81	81

Total	222	244

Average selling price:
San Francisco Bay Area	$844,000	$743,000
Southland / Los Angeles	1,113,000	731,000
San Diego / Riverside	586,000	304,000
Washington D.C. Area	484,000	506,000

Average	$645,000	$570,000

Net new orders (units): (2)
San Francisco Bay Area	63	131
Southland / Los Angeles	94	140
San Diego / Riverside	159	161
Washington D.C. Area	201	135

Total	517	567

Backlog (units at end of period): (3)
San Francisco Bay Area	83	190
Southland / Los Angeles	156	267
San Diego / Riverside	357	224
Washington D.C. Area	315	291

Total	911	972

Lots Controlled:
Lots owned:
San Francisco Bay Area	1,368	1,874
Southland / Los Angeles	614	421
San Diego / Riverside	6,435	6,215
Sacramento	310	310
Washington D.C. Area	3,991	2,580

	12,718	11,400
Lots under option	17,030	11,483

Total	29,748	22,883

(1)	To conform to the current period’s presentation, for the three months ended March 31, 2004, revenue excludes equity in earnings from housing and land joint ventures and gross margin excludes equity in earnings from housing and land joint ventures and includes interest expense.

(2)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations for consolidated projects.

(3)	Backlog represents the number of new homes subject to pending sales contracts for consolidated projects.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net Income

Net income for the three months ended March 31, 2005 was $19 million an increase of $9 million over the three months ended March 31, 2004. Our increase in net income for the three months ended March 31, 2005 was primarily attributable to increased housing margins as a result of continued strong market conditions in all our markets.

Results of Operations

Housing revenues were $143 million for the three months ended March 31, 2005, an increase of $4 million over the three months ended March 31, 2004. The increase in housing revenue for the three months ended March 31, 2005 was due primarily to a 13% increase in our average selling price to $645,000, partially offset by a decrease in the number of homes closed. The increase in our average selling price is a result of house price appreciation in all our markets and product mix when compared to the three months ended March 31, 2004, however it is consistent with our average selling price for the full year 2004. Home closings declined in the San Francisco Bay Area and Southland/Los Angeles as a result of a short term decline in active selling communities.

The gross margin on housing revenues for the three months ended March 31, 2005 was $41 million or 29.0% compared with $31 million or 22.1% for the same period in 2004. The increase in the gross margin percentage is due to continued strong market conditions in all our markets and a higher concentration of home closings in San Diego / Riverside where our margins are the highest.

Land and other revenues totaled $9 million for the three months ended March 31, 2005, an increase of $5 million over the same period in 2004. The increase was primarily due to an increase in the number of lots sold and an increase in interest and other revenue. Our land revenues may vary significantly from period to period due to the timing and the nature of land sales as they generally occur on an opportunistic basis.

The gross margin on land and other revenues for the three months ended March 31, 2005 was $7 million compared with $2 million for the same period in 2004.

Equity in earnings from housing and land joint ventures for the three months ended March 31, 2005 was $7 million, an increase of $6 million over the same period in 2004. The increase was primarily attributable to the bulk sale of 41 lots in Southern California held in a joint venture, which contributed earnings of $5 million.

Other Expenses

Selling, general and administrative expense was $21 million for the three months ended March 31, 2005 compared with $16 million for the same period in 2004. The increase of $5 million was primarily a result of an increase in stock compensation expense of $2 million over the same period in 2004.

Sales Activity

Our net new orders for the three months ended March 31, 2005 totaled 517 units, a decrease of 50 units compared to the same period in 2004. The decrease in net new orders resulted from fewer homes available for sale in both our San Francisco Bay Area and Southland / Los Angeles markets, and partially offset by an increase in sales in the Washington D.C. Area.

Liquidity and Capital Resources

Financial Position

Our total assets as of March 31, 2005 were $1,069 million, a decrease of $13 million compared to December 31, 2004. The decrease is due primarily to a decrease in receivables and other assets and cash and cash equivalents offset by an increase in housing and land inventory. The increase in our housing and land inventory is due mainly to the acquisition of 300 lots for approximately $47 million and ongoing construction and development on homes in backlog.

Our total debt as of March 31, 2005 was $530 million, an increase of $18 million compared to December 31, 2004. Total debt as of March 31, 2005 consisted mainly of project specific financings which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major project specific lenders are Bank of America, Housing Capital Corporation and Wells Fargo. Other debt comprises deferred compensation on which interest is paid at prime and loans outstanding relating to mortgages we originated which are repaid when the underlying mortgages are sold to permanent lenders. As of March 31, 2005, the average interest rate on our debt was 5.9% with maturities as follows:

	Maturities
($ millions)	2005	2006	2007	Post 2007	Total
San Francisco Bay Area	$70	$—	$—	$—	$70
Southland/Los Angeles	46	33	—	—	79
San Diego/Riverside	130	96	11	—	237
Washington D.C. Area	43	15	42	21	121
Other	4	10	6	3	23

Total	$293	$154	$59	$24	$530

Cash Flow

Our principal uses of working capital include purchases of land, land development and home construction. Cash flows for each of our communities depend upon the applicable stage of the development cycle and can differ substantially from reported earnings. Early stages of development require significant cash outlays for land acquisitions, site approvals and entitlements, construction of model homes, roads, certain utilities and other amenities and general landscaping. Because these costs are capitalized, income reported for financial statement purposes during such early stages may significantly exceed cash flow. Later, cash flow can significantly exceed earnings reported for financial statement purposes, as cost of sales includes charges for substantial amounts of previously expended costs. A summary of lots owned and their stage of development at March 31, 2005 compared with the same period last year follows:

	2005	2004
Housing units and model homes	926	966
Lots ready for house construction	721	920
Graded lots and lots commenced grading	1,351	1,802
Undeveloped land	9,720	7,712

	12,718	11,400

Cash used in our operating activities during the three months ended March 31, 2005 was $84 million compared with $28 million for the same period in 2004. The increase in cash used was primarily a result of an increase in lots purchased and a decrease in accounts payable and other, partially offset by a decrease in receivables and other assets.

Cash provided by our investing activities in joint ventures for the three months ended March 31, 2005 was $10 million, compared with $3 million for the same period in 2004. The increase in cash flow is primarily due to the bulk sale of 41 lots in Southern California.

Cash provided by our financing activities for the three months ended March 31, 2005 was $12 million compared with $27 million for the same period in 2004.

Contractual Obligations and Other Commitments

We generally fund the development of our communities through the use of project specific financings. As of March 31, 2005, we had available project specific debt lines of $214 million that were available to complete land development and construction activities.

A total of $447 million of our project specific and other financings mature prior to the end of 2006. The high level of maturities in 2005 and 2006 is due to our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate cash flow from our assets in 2005 and 2006 to repay these obligations. Our net debt to total capitalization ratio as of March 31, 2005, which is defined as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 55% compared to 51% at December 31, 2004. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2004 entitled “Risk Factors – Our Debt and Leverage Could Adversely Affect our Financial Condition.”

During the third quarter of 2004, we entered into an interest rate swap contract which effectively fixes $60 million of our variable rate debt at 5.89% until the contract expires in 2009. As of March 31, 2005, the fair market value of the contract was $1.4 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control lots for an extended period of time, until options expire and/or we are ready to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of March 31, 2005, we had $56 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options is $692 million. Pursuant to FIN 46R, as defined in Note 1 to our consolidated financial statements included elsewhere in this Form 10-Q, we have consolidated $42 million of these option contracts.

Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q for additional information on our lot options.

We also control 3,944 lots through joint ventures, formed to own housing and land assets with joint venture partners. As of March 31, 2005, our investment in housing and land joint ventures was $50 million. We have provided varying levels of guarantees of debt in our joint ventures. As of March 31, 2005, we had recourse guarantees of $4 million and limited maintenance guarantees of $75 million with respect to debt in our joint ventures.

We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of March 31, 2005, we had for these purposes $23 million in letters of credit outstanding and $302 million in performance bonds for these purposes. The cost to complete related to our letters of credit and performance bonds are $19 million and $151 million, respectively. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:

•	expected home closings and project completions and the timing thereof;

•	expected lot supply;

•	estimates of revenues and cash flows;

•	the visibility on our future cash flow and earnings;

•	sources of future growth;

•	the effect of interest rate changes on our cash flows;

•	the effect on our business of existing lawsuits; and

•	whether or not our letters of credit or performance bonds will be drawn upon.

Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

•	changes in general economic, real estate and other conditions;

•	mortgage rate changes;

•	availability of suitable undeveloped land at acceptable prices;

•	adverse legislation or regulation;

•	ability to obtain necessary permits and approvals for the development of our land;

•	availability of labor or materials or increases in their costs;

•	ability to develop and market our master-planned communities successfully;

•	confidence levels of consumers;

•	ability to raise capital on favorable terms;

•	adverse weather conditions and natural disasters;

•	relations with the residents of our communities;

•	risks associated with increased insurance costs or unavailability of adequate coverage;

•	ability to obtain surety bonds;

•	competitive conditions in the homebuilding industry, including product and pricing pressures; and

•	additional risks and uncertainties, many of which are beyond our control, referred to in our Form 10-K for the year ended December 31, 2004 and our other SEC filings.

We undertake no obligation to publicly update any forward-looking statements unless required by law, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Exchange Rates

We conduct business in U.S. dollars only, so we are not exposed to currency risks.

Interest Rates

We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition, we have an interest rate swap contract which effectively frees $60 million of our variable rate debt at 5.89%. Based on our debt levels as of March 31, 2005, a 1% change up or down in interest rates would have either a positive or negative effect of approximately $5 million on our cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of our fiscal quarter ended March 31, 2005, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various legal actions arising in the ordinary course of our business. We believe that none of these actions, either individually or in the aggregate will have a material adverse effect on our financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February, 2003, our Board of Directors approved and announced our share repurchase program which allows us to repurchase up to $40 million of our outstanding common shares. In February 2005, our Board of Directors approved and announced an increase of $19 million in the share repurchase program. This program does not have an expiration date.

				Maximum
			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of Publicly	May Yet be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs
January 1, 2005 to January 31, 2005 (1)	28,700	$33.29	28,700	$15,412,614
February 1, 2005 to February 28, 2005 (2)	—	—	—	$35,000,000
March 1, 2005 to March 31, 2005	—	—	—	$35,000,000

Total	28,700	$33.29	28,700	$35,000,000

(1)	All shares were purchased pursuant to the publicly announced plan in open-market transactions.
(2)	In February, our board of directors approved an increase in the share repurchase program to an aggregate of $35 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)     Exhibits.

31.1	Rule 13a-14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.

31.2	Rule 13a-14(a) certification by Paul G. Kerrigan, Executive Vice President, Chief Financial Officer and Treasurer.

32.1	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of May, 2005.

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