Form 10-Q
period 2005-06-30
BROOKFIELD HOMES CORP
filed 2005-08-09
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑   No ☐
As of July 28, 2005, the registrant had outstanding 30,951,081 shares of its common stock, $0.01 par value per share.

INDEX
BROOKFIELD HOMES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		June 30,	December 31,
	Note	2005	2004
Assets

Housing and land inventory	2	$819,024	$679,930
Investments in housing and land joint ventures	3	40,344	59,810
Consolidated land inventory not owned	2	39,731	47,240
Receivables and other assets		31,074	73,986
Cash and cash equivalents	4	175,250	186,731
Deferred income taxes		34,885	33,924

		$1,140,308	$1,081,621

Liabilities and Equity

Project specific and other financings		$535,552	$512,098
Accounts payable and other liabilities		246,509	256,985
Minority interest	2	63,361	66,422
Preferred stock — 10,000,000 shares authorized, no shares issued		—	—
Common stock and additional paid-in capital — 65,000,000 shares authorized, 30,951,081 shares issued and outstanding with par value of $309, excluding 1,122,700 treasury shares with a cost of $28,859 (December 31, 2004 — 30,889,632 shares issued and outstanding with par value of $309, excluding 1,184,149 treasury shares with a cost of $23,552)		122,685	120,246
Retained earnings		172,201	125,870

		$1,140,308	$1,081,621

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		(Unaudited)
		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2005	2004	2005	2004
Revenue

Housing		$237,424	$212,080	$380,507	$351,038
Land and other revenues		15,006	16,367	24,078	20,598

		252,430	228,447	404,585	371,636
Direct Cost of Sales	2	(176,557)	(180,927)	(280,535)	(290,978)

		75,873	47,520	124,050	80,658
Equity in earnings from housing and land joint ventures	3	2,279	3,142	9,591	3,993
Selling, general and administrative expense		(19,763)	(17,200)	(40,987)	(33,371)
Minority interest		(5,780)	(4,661)	(8,989)	(6,807)

Net Income Before Taxes		52,609	28,801	83,665	44,473
Income tax expense		(20,254)	(10,945)	(32,366)	(16,900)

Net Income		$32,355	$17,856	$51,299	$27,573

Earnings Per Share
Basic	1	$1.05	$0.58	$1.66	$0.89
Diluted	1	$1.03	$0.56	$1.63	$0.87
Weighted Average Common Shares Outstanding (in thousands)
Basic	1	30,998	30,882	30,932	30,881
Diluted	1	31,555	31,600	31,536	31,511
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		Six Months Ended
		June 30,
	Note	2005	2004
Common Stock and Additional Paid-in Capital

Opening balance		$120,246	$299,043
Repurchase of common shares		(5,550)	—
Exercise of stock options		7,989	2,255
Special dividend	5	—	(179,110)

Ending balance		122,685	122,188

Retained Earnings

Opening balance		125,870	83,215
Net income		51,299	27,573
Dividends		(4,968)	(2,471)
Special dividend	5	—	(98,819)

Ending balance		172,201	9,498

Total stockholders’ equity		$294,886	$131,686

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cash Flows From Operating Activities
Net income	$32,355	$17,856	$51,299	$27,573
Adjustments to reconcile net income to net cash used in operating activities:
Distribution of joint venture earnings in excess of equity income	209	—	238	—
Minority interest	5,780	4,661	8,989	6,807
Deferred income taxes	(369)	(5,872)	(961)	(2,469)
Changes in operating assets and liabilities:
Decrease/(increase) in receivables and other assets	(1,275)	(45)	42,912	16,088
Increase in housing and land inventory	(35,552)	(46,301)	(144,890)	(113,542)
Increase in accounts payable and other	50,229	6,903	10,064	14,914

Net cash (used in)/provided by operating activities	51,377	(22,798)	(32,349)	(50,629)

Cash Flows From Investing Activities
Net recovery from/(investment in) housing and land joint ventures	9,094	(1,436)	19,228	1,608

Net cash provided by/(used in) investing activities	9,094	(1,436)	19,228	1,608

Cash Flows From Financing Activities
Net borrowings under revolving project specific and other financings	5,654	27,492	23,454	57,755
Net distributions to minority interest	(6,223)	(119)	(11,540)	(3,142)
Repurchase of common shares	(4,594)	—	(5,550)	—
Exercise of stock options	244	85	244	85
Dividends paid in cash	(4,968)	(143,106)	(4,968)	(143,106)

Net cash provided by/(used in) financing activities	(9,887)	(115,648)	1,640	(88,408)

(Decrease)/increase in cash and cash equivalents	50,584	(139,882)	(11,481)	(137,429)
Cash and cash equivalents at beginning of period	124,666	221,059	186,731	218,606

Cash and cash equivalents at end of period	$175,250	$81,177	$175,250	$81,177

Supplemental Cash Flow Information

Interest paid	$10,841	$7,032	$16,612	$11,452

Income taxes paid	$4,584	$22,000	$43,995	$29,010
Non-cash decrease in consolidated land inventory not owned	$(6,703)	$(11,298)	$(13,305)	$(4,913)

Dividends paid through issuance of subordinated debt	$—	$137,294	$—	$137,294
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
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
The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of income for the three months and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.
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
Basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:

Net income	$32,355	$17,856	$51,299	$27,573

Denominator:

Basic average shares outstanding	30,998	30,882	30,932	30,881
Net effect of stock options assumed to be exercised	557	718	604	630

Diluted average shares outstanding	31,555	31,600	31,536	31,511

Basic earnings per share	$1.05	$0.58	$1.66	$0.89

Diluted earnings per share	$1.03	$0.56	$1.63	$0.87

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
(c) Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement would require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective for the first quarter of the first fiscal year that begins after June 15, 2005 (the Company’s fiscal quarter beginning January 1, 2006). The Company is currently reviewing the effect of this Statement on its consolidated financial statements.
(d) Variable Interest Entities
In December 2003, the FASB issued revised Interpretation 46 (“FIN 46R”), “Consolidation of Variable Interest Entities” (“VIEs”), an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” and replaces the previous version of FASB Interpretation 46 issued in January 2003 (“FIN 46”). This interpretation applied immediately to variable interest entities created after January 31, 2003. A company that holds a variable interest in a VIE it acquired before February 1, 2003 shall apply the provision of this interpretation no later than the first fiscal year or interim period ending after March 15, 2004 unless those entities are considered to be special purpose entities in which the application is to be no later than the end of the first reporting period that ends after December 15, 2003. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company applied the provision of this new pronouncement effective January 1, 2003 but did not restate any previously issued financial statements as it did not result in a material impact to the financial statements. The decision whether to consolidate a VIE begins with establishing that a VIE exists. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investor lacks one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity, and the right to receive the expected residual returns. The entity with the majority of the expected losses or expected residual return is considered to be the primary beneficiary of the entity and is required to consolidate such entity. The Company has determined they are the primary beneficiary of certain VIEs which are presented in these financial statements under “Consolidated land inventory not owned” with the interest of others included in “Minority interest.” See Notes 2 and 3 for further discussion on the consolidation of land option contracts and joint ventures.
(e) Reclassification
Certain prior period amounts in the consolidated financial statements have been reclassified to conform with the June 30, 2005 presentation. In particular, reclassifications have been made to equity in earnings from housing and land joint ventures (now shown as a component of operating income separately from revenue) and to interest expense (now included as a component of Direct Cost of Sales).
Note 2. Housing and Land Inventory
Housing and land inventory includes homes completed and under construction, model homes, developed land and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	June 30,	December 31,
	2005	2004
Housing inventory	$441,309	$244,041
Model homes	27,821	19,179
Land and land under development	349,894	416,710

	$819,024	$679,930

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three months ended June 30, 2005 and 2004 and for the six months ended June 30, 2005 and 2004, interest incurred and capitalized by the Company was $10.8 million, $7.0 million, $16.6 million and $11.5 million, respectively. Capitalized interest expensed for the same periods was $5.8 million, $6.1 million, $8.9 million, and $10.0 million, respectively.
Capitalized costs are expensed as costs of sales on a specific identification basis or on a relative value in proportion to anticipated revenue. Included in direct costs of sales is $165.8 million and $267.4 million of costs related to housing revenue for the three and six months ended June 30, 2005 (June 30, 2004 – $169.6 million and $277.8 million) and $10.7 million and $13.1 million of costs related to land sales and other revenues (June 30, 2004 – $11.3 million and $13.1 million).
In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions of such agreements. Under these option contracts, the Company will fund deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be VIEs, it is the primary beneficiary on options for 344 lots with aggregate exercise prices of $39.7 million (December 31, 2004 – 375 lots with an exercise price of $47.2 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $29.5 million (December 31, 2004 – $42.8 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company with financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.
Housing and land inventory includes non-refundable deposits and other costs totaling $55.1 million (December 31, 2004 – $36.0 million) in connection with options that are not required to be consolidated under the provisions of FIN 46R. The total exercise price of these options is $753.7 million (December 31, 2004 – $627.7 million) including the non-refundable deposits identified above. The number of lots for which the Company has obtained an option to purchase, excluding those already consolidated, and their respective dates of expiry and their exercise price are as follows:

	Number	Total
	of	Exercise
Year of Expiry	Lots	Price
2005	930	$84.4
2006	4,954	226.9
2007	3,556	164.7
Thereafter	8,012	277.7

	17,452	$753.7

Note 3. Investments in Housing and Land Joint Ventures
The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures is as follows:

	June 30,	December 31,
	2005	2004
Assets
Housing and land inventory	$335,345	$345,939
Other assets	28,985	54,510

	$364,330	$400,449

Liabilities and Equity
Accounts payable and other liabilities	$12,504	$46,313
Project specific financings	280,952	277,568
Investment and advances
Brookfield Homes	40,344	59,810
Others	30,530	16,758

	$364,330	$400,449

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue and Expenses

Revenue	$27,747	$41,414	$72,096	$61,092
Expenses	(22,044)	(27,771)	(50,847)	(45,576)

Net income	$5,703	$13,643	$21,249	$15,516

Company’s share of net income	$2,279	$3,142	$9,591	$3,993

In reporting the Company’s share of net income, all inter-company profits or losses from housing and land joint ventures are eliminated on lots purchased by the Company.
Joint ventures in which the Company has a non-controlling interest are accounted for using the equity method. In addition, the Company has performed an evaluation of its existing joint venture relationships by applying the provisions of FIN 46R. The Company has determined that for those entities in which this interpretation applies, one of these joint ventures was considered to be a VIE requiring consolidation pursuant to the requirement of FIN 46R.
The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At June 30, 2005, the Company had recourse guarantees of $5.4 million and limited maintenance guarantees of $86.8 million with respect to debt in its joint ventures.
Note 4. Commitments, Contingent Liabilities and Other
(a) The Company had demand deposits included in cash and cash equivalents of $140.0 million at June 30, 2005 (December 31, 2004 – $125.0 million) with a financial subsidiary of the Company’s largest stockholder, Brascan Corporation.
(b) The Company is party to various legal actions arising in the ordinary course of business. Management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.
(c) When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the State where the Company conducts business which range up to ten years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the six months ended June 30, 2005:

2005
Balance, January 1, 2005	$18,202
Payments made during the period	(1,896)
Warranties issued during the period	2,591

Balance, June 30, 2005	$18,897

(d) The Company entered into an interest rate swap contract during the third quarter of 2004 which effectively fixes $60.0 million of the Company’s variable rate debt at 5.89% until the contract expires in 2009. At June 30, 2005, the fair market value of the contract was $0.3 million. During the second quarter of 2005, the Company entered into an additional interest rate swap contract which effectively fixes $50.0 million of the Company’s variable rate debt at 6.54% until the contract expires in 2010. At June 30, 2005, the fair market value of the contract was $(1.2) million. Both interest rate swaps are recorded at fair market value because hedge accounting has not been applied.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 5. Special Dividend
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
The 30,318 lots that we control, 12,517 of which we own directly or through joint ventures, provide a strong foundation for our future homebuilding business and visibility on our future cash flow and earnings. The lots we own directly or through joint ventures represent approximately a seven year lot supply, based on 2005 planned home closings.
Homebuilding is our primary source of revenue and has represented approximately 90% of our total revenue since 2000. We believe our operations are positioned to close between 1,700 and 2,000 homes per year. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price for the six months ended June 30, 2005 of $659,000 was well in excess of the national average sales price of approximately $273,000. We also sell serviced and unserviced lots to other homebuilders generally on an opportunistic basis where we can redeploy capital to an asset providing higher returns or reduce risk in a market. Over the next twelve months, we have targeted to sell up to 2,000 lots.
Our housing and land inventory and investments in housing and land joint ventures together comprised 79% of our total assets as of June 30, 2005. In addition, as of June 30, 2005, we had $175 million in cash and cash equivalents and $66 million in other assets. Other assets consist of homebuyer receivables of $14 million, deferred taxes of $35 million, and mortgages and other receivables of $17 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes.
Since 2000, our revenues and net income have grown at compounded annual growth rates of 17% and 50%, respectively. Over this period, we generated over $500 million in operating cash flow that was used mainly to return cash to shareholders. At the same time, we believe we have positioned our business for future growth through the selective optioning or acquisition of a significant number of large projects and our overall level of lots controlled. Our recent growth is primarily the result of strong economic fundamentals in the markets in which we operate, our success in acquiring strategic parcels of land and our success in controlling costs at all levels of our operation.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2005 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2004.
Selected Financial Information
($ millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Housing	$238	$212	$381	$351
Land and other revenues	15	17	24	21

Total revenues (1)	253	229	405	372
Direct cost of sales (1)	(177)	(181)	(281)	(291)

Gross margin (1)	76	48	124	81
Equity in earnings from housing and land joint ventures	2	3	9	4
Selling, general and administrative expense	(20)	(17)	(41)	(33)

Operating income	58	34	92	52
Minority interest	(6)	(5)	(9)	(7)

Net income before taxes	52	29	83	45
Income tax expense	(20)	(11)	(32)	(17)

Net income	$32	$18	$51	$28

Selected Financial Information
($ millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Selected Operating Data

Home closings (units):
San Francisco Bay Area	25	75	59	129
Southland / Los Angeles	53	115	77	173
San Diego / Riverside	182	46	265	97
Washington D.C. Area	95	96	176	177

Total	355	332	577	576

Average selling price:
San Francisco Bay Area	$794,000	$695,000	$823,000	$715,000
Southland / Los Angeles	1,277,000	802,000	1,225,000	778,000
San Diego / Riverside	568,000	433,000	573,000	365,000
Washington D.C. Area	489,000	498,000	487,000	502,000

Average	$669,000	$639,000	$659,000	$609,000

Net new orders (units): (2)
San Francisco Bay Area	54	140	117	271
Southland / Los Angeles	61	136	155	276
San Diego / Riverside	183	243	342	404
Washington D.C. Area	204	123	405	258

Total	502	642	1,019	1,209

Backlog (units at end of period): (3)
San Francisco Bay Area	112	255
Southland / Los Angeles	164	288
San Diego / Riverside	358	421
Washington D.C. Area	424	318

Total	1,058	1,282

Lots controlled:
Lots owned:
San Francisco Bay Area	1,341	1,749
Southland / Los Angeles	575	482
San Diego / Riverside	6,253	6,258
Sacramento	310	310
Washington D.C. Area	4,038	2,634

	12,517	11,433
Lots under option	17,801	11,671

Total	30,318	23,104

(1)	To conform to the current period’s presentation, for the three and six months ended June 30, 2004, revenue excludes equity in earnings from housing and land joint ventures, and gross margin excludes equity in earnings from housing and land joint ventures and includes interest expense.

(2)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations for consolidated projects.

(3)	Backlog represents the number of new homes subject to pending sales contracts for consolidated projects.
Three Months and Six Months Ended June 30, 2005 Compared with Three Months and Six Months Ended June 30, 2004
Net Income
Net income was $32 million and $51 million for the three and six months ended June 30, 2005, an increase of $14 million and $23 million over the three and six months ended June 30, 2004. The increase in net income for the three and six months ended June 30, 2005 was primarily attributable to a higher percentage of our home closings in San Diego and the Washington D.C. Area where our margins are higher, and continued house price appreciation in all our markets.
Results of Operations
Housing revenues were $238 million and $381 million for the three and six months ended June 30, 2005, an increase of $26 million and $30 million over the three and six months ended June 30, 2004. The increase in housing revenue for the six months ended June 30, 2005 was due primarily to an 8% increase in our average selling price to $659,000. The increase in our average selling price is a result of house price appreciation in all our markets and product mix. Home closings declined in the San Francisco Bay Area and Southland/Los Angeles as a result of a short term decline in active selling communities.

The gross margin on housing revenues for the three months ended June 30, 2005 was $72 million or 30.2% compared with $42 million or 20.0% for the same period in 2004. The gross margin on housing revenues for the six months ended June 30, 2005 was $113 million or 29.9% compared with $73 million or 20.8% for the same period in 2004. The increase in the gross margin percentage is due to a higher percentage of home closings in San Diego and the Washington D.C. Area where our margins are the highest as we are building on land that we entitled and developed, and continued price appreciation in all our markets.
Land and other revenues totaled $15 million for the three months ended June 30, 2005, a decrease of $2 million over the same period in 2004. For the six months ended June 30, 2005, land and other revenues were $24 million, an increase of $3 million compared to the same period in 2004. The increase for the six month period was primarily due to an increase in the number of lots sold and an increase in interest and other revenue. Our land revenues may vary significantly from period to period due to the timing and the nature of land sales, as they generally occur on an opportunistic basis.
The gross margin on land and other revenues for the three and six months ended June 30, 2005 was $4 million and $11 million compared with $6 million and $8 million for the same period in 2004.
Equity in earnings from housing and land joint ventures for the three months ended June 30, 2005 was $2 million, a decrease of $1 million over the same period in 2004. For the six months ended June 30, 2005, equity in earnings from housing and land joint ventures was $9 million, an increase of $5 million over the same period in 2004. The increase was primarily attributable to the bulk sale of 41 lots in Southern California held in a joint venture, which contributed earnings of $5 million.
Other Expenses
Selling, general and administrative expense was $20 million and $17 million for the three months ended June 30, 2005 and 2004, and was $41 million and $33 million for the six months ended June 30, 2005 and 2004. These expenses typically vary with the level of housing revenues. In addition, for the six months ended June 30, 2005 and 2004, selling, general and administrative expenses include stock compensation costs of $14 million and $11 million, respectively.
Sales Activity
Net new orders for the three months ended June 30, 2005 totaled 502 units, a decrease of 140 units compared to the same period in 2004. The decrease in net new orders resulted from fewer homes available for sale in our California operations, partially offset by an increase in sales in the Washington D.C. Area. As a result of the decrease in net new orders, our backlog at June 30, 2005 was 1,058 units, a decrease of 224 units compared to June 30, 2004.
Liquidity and Capital Resources
Financial Position
Our total assets as of June 30, 2005 were $1,140 million, an increase of $58 million compared to December 31, 2004. The increase is due primarily to an increase in housing and land inventory, offset by a decrease in receivables and other assets. The increase in our housing and land inventory is due mainly to the acquisition of 325 lots for approximately $50 million and ongoing construction and development on homes in backlog.
Our total debt as of June 30, 2005 was $536 million, an increase of $24 million compared to December 31, 2004. Total debt as of June 30, 2005 consisted mainly of project specific financings, which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major project specific lenders are Bank of America, Housing Capital Corporation and Wells Fargo. Other debt comprises deferred compensation on which interest is paid at prime, and loans outstanding relating to mortgages we originated that are repaid when the underlying mortgages are sold to permanent lenders. As of June 30, 2005, the average interest rate on our debt was 6.2%, with maturities as follows:
($ millions)

	Maturities
	2005	2006	2007	Post 2007	Total
San Francisco Bay Area	$32	$53	$—	$—	$85
Southland / Los Angeles	15	39	10	—	64
San Diego / Riverside	118	103	14	—	235
Washington D.C. Area	58	—	58	21	137
Other	—	7	5	3	15

Total	$223	$202	$87	$24	$536

Cash Flow
Our principal uses of working capital include purchases of land, land development and home construction. Cash flows for each of our communities depend upon the applicable stage of the development cycle and can differ substantially from reported earnings. Early stages of development require significant cash outlays for land acquisitions, site approvals and entitlements, construction of model homes, roads, certain utilities and other amenities and general landscaping. Because these costs are capitalized, income reported for financial statement purposes during such early stages may significantly exceed cash flow. Later, cash flow can significantly exceed earnings reported for financial statement purposes, as cost of sales includes charges for substantial amounts of previously expended costs. A summary of lots owned and their stage of development at June 30, 2005 compared with the same period last year follows:

	2005	2004
Housing units and model homes	1,232	1,271
Lots ready for house construction	800	514
Graded lots and lots commenced grading	1,201	1,622
Undeveloped land	9,284	8,026

	12,517	11,433

Cash used in our operating activities during the six months ended June 30, 2005 was $32 million compared with $51 million for the same period in 2004. The decrease in cash used was primarily a result of a decrease in receivables and other assets, partially offset by an increase in lots purchased.
Cash provided by our investing activities in joint ventures for the six months ended June 30, 2005 was $19 million, compared with $2 million for the same period in 2004. The increase in cash flow is primarily due to the bulk sale of 41 lots in Southern California.
Cash provided by our financing activities for the six months ended June 30, 2005 was $2 million compared with $52 million for the same period in 2004 when we exclude the special dividend paid in 2004, a decrease of $50 million. The decrease in cash flow is primarily due to a decrease in net borrowings from project specific financing of $34 million.
Contractual Obligations and Other Commitments
We generally fund the development of our communities through the use of project specific financings. As of June 30, 2005, we had available project specific debt lines of $197 million that were available to complete land development and construction activities.
A total of $425 million of our project specific and other financings mature prior to the end of 2006. The high level of maturities in 2005 and 2006 is due to our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate sufficient cash flow from our assets in 2005 and 2006 to repay these obligations. Our net debt to total capitalization ratio as of June 30, 2005, which is defined as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 50% compared to 51% at December 31, 2004. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2004 entitled “Risk Factors – Our Debt and Leverage Could Adversely Affect our Financial Condition.”
During the third quarter of 2004, we entered into an interest rate swap contract which effectively fixes $60 million of our variable rate debt at 5.89% until the contract expires in 2009. During the second quarter of 2005, we entered into an additional interest rate swap contract that effectively fixes $50 million of our variable rate debt at 6.54% until the contract expires in 2010. At June 30, 2005, the fair market value of these contracts was $(1) million.
Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control lots for an extended period of time, until options expire and/or we are ready to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of June 30, 2005, we had $65 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options is $793 million. Pursuant to FIN 46R, as defined in Note 1 to our consolidated financial statements included elsewhere in this Form 10-Q, we have consolidated $40 million of these option contracts.

Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q for additional information on our lot options.
We also control 3,772 lots through joint ventures, formed to own housing and land assets with joint venture partners. As of June 30, 2005, our investment in housing and land joint ventures was $40 million. We have provided varying levels of guarantees of debt in our joint ventures. As of June 30, 2005, we had recourse guarantees of $5 million and limited maintenance guarantees of $87 million with respect to debt in our joint ventures.
We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of June 30, 2005, we had for these purposes $25 million in letters of credit outstanding and $288 million in performance bonds. The cost to complete related to our letters of credit and performance bonds are $20 million and $144 million, respectively. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:
•	expected home closings and project completions and the timing thereof;

•	targeted lot sales;

•	expected lot supply;

•	estimates of revenues and cash flows;

•	the visibility on our future cash flow and earnings;

•	sources of future growth;

•	the effect of interest rate changes on our cash flows;

•	the effect on our business of existing lawsuits; and

•	whether or not our letters of credit or performance bonds will be drawn upon.
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
Interest Rates
We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition, we have an interest rate swap contract which effectively fixes $60 million of our variable rate debt at 5.89% and an interest rate swap contract which effectively fixes $50 million of our variable interest rate debt at 6.54%. Based on our net debt levels as of June 30, 2005, a 1% change up or down in interest rates would have either a negative or positive effect of approximately $2 million on our cash flows.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of the end of our fiscal quarter ended June 30, 2005, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
There was no change in our internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are party to various legal actions arising in the ordinary course of our business. We believe that none of these actions, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2003, our Board of Directors approved and announced our share repurchase program which allows us to repurchase up to $40 million of our outstanding common shares. In February 2005, our Board of Directors approved and announced an increase of $19 million in the share repurchase program. To date, we have repurchased 1,403,749 shares under the program, of which 105,900 shares were purchased in the three months ended June 30, 2005, as detailed below. Our repurchase program does not have an expiration date.

				Maximum
			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of Publicly	May Yet be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs
April 1, 2005 to April 30, 2005 (1)	8,200	$42.22	8,200	$34,653,837
May 1, 2005 to May 31, 2005	—	—	—	$34,653,837
June 1, 2005 to June 30, 2005	97,700	$43.44	97,700	$30,409,354

Total	105,900	$43.35	105,900	$30,409,354

(1)	All shares were purchased pursuant to the publicly announced plan in open-market transactions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
Our 2005 Annual Meeting of Stockholders was held on May 2, 2005. The following proposals were submitted to and approved by security holders at the Annual Meeting. All numbers reported are shares of our common stock.
1.        The election of nine directors to hold office in accordance with our By-laws until the 2006 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

Nominee	For	Withheld Authority
Ian G. Cockwell	28,863,840	40,830
Robert A. Ferchat	28,878,286	26,384
J. Bruce Flatt	28,815,746	88,924
Bruce T. Lehman	28,849,939	54,731
Alan Norris	28,833,751	70,919
Timothy R. Price	28,129,108	775,562
David M. Sherman	28,876,439	28,231
Robert L. Stelzl	28,877,659	27,011
Michael D. Young	28,877,106	27,564
2.        The ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the 2005 fiscal year.

For	Against	Abstain
28,856,777	46,247	1,646

Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits.

31.1	Rule 13a — 14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.

31.2	Rule 13a — 14(a) certification by Paul G. Kerrigan, Executive Vice President, Chief Financial Officer and Treasurer.

32.1	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August, 2005.

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