Form 10-Q
period 2005-09-30
BROOKFIELD HOMES CORP
filed 2005-11-09
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑         No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐         No ☑
As of October 28, 2005, the registrant had outstanding 30,870,181 shares of its common stock, $0.01 par value per share.

INDEX
BROOKFIELD HOMES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		September 30,	December 31,
	Note	2005	2004

Assets

Housing and land inventory	2	$884,022	$679,930
Investments in housing and land joint ventures	3	57,590	59,810
Consolidated land inventory not owned	2	23,100	47,240
Receivables and other assets		50,266	73,986
Cash and cash equivalents	4	211,538	186,731
Deferred income taxes		35,588	33,924

		$1,262,104	$1,081,621

Liabilities and Equity

Project specific and other financings		$590,736	$512,098
Accounts payable and other liabilities		290,289	256,985
Minority interest	2	52,342	66,422
Preferred stock — 10,000,000 shares authorized, no shares issued		—	—
Common stock and additional paid-in capital — 65,000,000 shares authorized, 30,870,181 shares issued and outstanding with par value of $309, excluding 1,203,600 treasury shares with a cost of $32,831 (December 31, 2004 — 30,889,632 shares issued and outstanding with par value of $309, excluding 1,184,149 treasury shares with a cost of $23,552)		118,714	120,246
Retained earnings		210,023	125,870

		$1,262,104	$1,081,621

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

	(Unaudited)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Note	2005	2004	2005	2004
Revenue

Housing		$253,059	$307,475	$633,566	$658,513
Land and other revenues		14,650	5,593	38,728	26,191

		267,709	313,068	672,294	684,704
Direct Cost of Sales	2	(186,319)	(245,626)	(466,854)	(536,604)

		81,390	67,442	205,440	148,100
Equity in earnings from housing and land joint ventures	3	15,658	4,364	25,249	8,357
Selling, general and administrative expense		(28,907)	(18,073)	(69,894)	(51,444)
Minority interest		(6,888)	(6,173)	(15,877)	(12,980)

Net Income Before Taxes		61,253	47,560	144,918	92,033
Income tax expense		(23,431)	(18,073)	(55,797)	(34,973)

Net Income		$37,822	$29,487	$89,121	$57,060

Earnings Per Share
Basic	1	$1.22	$0.96	$2.88	$1.85
Diluted	1	$1.20	$0.94	$2.83	$1.81
Weighted Average Common Shares Outstanding (in thousands)
Basic	1	30,931	30,958	30,932	30,907
Diluted	1	31,481	31,605	31,518	31,542
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		Nine Months Ended
		September 30,
	Note	2005	2004
Common Stock and Additional Paid-in Capital
Opening balance		$120,246	$299,043
Repurchase of common shares		(9,521)	(1,426)
Exercise of stock options		7,989	2,255
Special dividend	5	—	(179,110)

Ending balance		118,714	120,762

Retained Earnings
Opening balance		125,870	83,215
Net income		89,121	57,060
Dividends		(4,968)	(2,471)
Special dividend	5	—	(98,819)

Ending balance		210,023	38,985

Total stockholders’ equity		$328,737	$159,747

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Cash Flows From Operating Activities
Net income	$37,822	$29,487	$89,121	$57,060
Adjustments to reconcile net income to net cash used in operating activities:
Distribution of joint venture earnings in excess of equity income	1,796	—	2,034	—
Minority interest	6,888	6,173	15,877	12,980
Deferred income taxes	(703)	9,135	(1,664)	6,666
Changes in operating assets and liabilities:
Decrease/(increase) in receivables and other assets	(19,192)	2,580	23,720	18,668
Increase in housing and land inventory	(61,469)	(25,266)	(206,359)	(138,808)
Increase in accounts payable and other	39,519	42,479	49,583	57,393

Net cash (used in)/provided by operating activities	4,661	64,588	(27,688)	13,959

Cash Flows From Investing Activities
Net recovery from/(investment in) housing and land joint ventures	(19,042)	(76)	186	1,532

Net cash provided by/(used in) investing activities	(19,042)	(76)	186	1,532

Cash Flows From Financing Activities
Net borrowings under revolving project specific and other financings	55,184	(4,872)	78,638	52,883
Net distributions to minority interest	(544)	(19,554)	(12,084)	(22,696)
Repurchase of common shares	(3,971)	(1,426)	(9,521)	(1,426)
Exercise of stock options	—	—	244	85
Dividends paid in cash	—	—	(4,968)	(143,106)

Net cash provided by/(used in) financing activities	50,669	(25,852)	52,309	(114,260)

Increase/(decrease) in cash and cash equivalents	36,288	38,660	24,807	(98,769)
Cash and cash equivalents at beginning of period	175,250	81,177	186,731	218,606

Cash and cash equivalents at end of period	$211,538	$119,837	$211,538	$119,837

Supplemental Cash Flow Information

Interest paid	$9,935	$5,033	$26,547	$16,485

Income taxes paid	$20,900	$—	$64,895	$29,010

Non-cash decrease in consolidated land inventory not owned	$13,102	$860	$26,407	$5,773

Dividends paid through issuance of subordinated debt	$—	$—	$—	$137,294
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
The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of income for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.
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
Basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income	$37,822	$29,487	$89,121	$57,060

Denominator:
Basic average shares outstanding	30,931	30,958	30,932	30,907
Net effect of stock options assumed to be exercised	550	647	586	635

Diluted average shares outstanding	31,481	31,605	31,518	31,542

Basic earnings per share	$1.22	$0.96	$2.88	$1.85

Diluted earnings per share	$1.20	$0.94	$2.83	$1.81

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
(c) Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement requires companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective for the first quarter of the first fiscal year that begins after June 15, 2005 (the Company’s fiscal quarter beginning January 1, 2006). The Company is currently reviewing the effect of this Statement on its consolidated financial statements.
(d) Variable Interest Entities
In December 2003, the FASB issued revised Interpretation 46 (“FIN 46R”), “Consolidation of Variable Interest Entities” (“VIEs”), an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” which replaces the previous version of FASB Interpretation 46 issued in January 2003 (“FIN 46”). This interpretation applied immediately to variable interest entities created after January 31, 2003. A company that holds a variable interest in a VIE it acquired before February 1, 2003 shall apply the provision of this interpretation no later than the first fiscal year or interim period ending after March 15, 2004 unless those entities are considered to be special purpose entities in which the application is to be no later than the end of the first reporting period that ends after December 15, 2003. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company applied the provision of this new pronouncement effective January 1, 2003 but did not restate any previously issued financial statements as it did not result in a material impact to the financial statements. The decision whether to consolidate a VIE begins with establishing that a VIE exists. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investor lacks one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity, and the right to receive the expected residual returns. The entity with the majority of the expected losses or expected residual return is considered to be the primary beneficiary of the entity and is required to consolidate such entity. The Company has determined they are the primary beneficiary of certain VIEs which are presented in these financial statements under “Consolidated land inventory not owned” with the interest of others included in “Minority interest.” See Notes 2 and 3 for further discussion on the consolidation of land option contracts and joint ventures.
(e) Reclassification
Certain prior period amounts in the consolidated financial statements have been reclassified to conform with the September 30, 2005 presentation. In particular, reclassifications have been made to equity in earnings from housing and land joint ventures (now shown as a component of operating income separately from revenue) and to interest expense (now included as a component of Direct Cost of Sales).
Note 2. Housing and Land Inventory
Housing and land inventory includes homes completed and under construction, model homes, developed land and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	September 30,	December 31,
	2005	2004
Housing inventory	$515,640	$244,041
Model homes	32,802	19,179
Land and land under development	335,580	416,710

	$884,022	$679,930

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three months ended September 30, 2005 and 2004 and for the nine months ended September 30, 2005 and 2004, interest incurred and capitalized by the Company was $9.9 million, $5.0 million, $26.5 million and $16.5 million, respectively. Capitalized interest expensed for the same periods was $6.6 million, $8.4 million, $15.5 million, and $18.4 million, respectively.
Capitalized costs are expensed as costs of sales on a specific identification basis or on a relative value in proportion to anticipated revenue. Included in direct costs of sales is $179.7 million and $447.1 million of costs related to housing revenue for the three and nine months ended September 30, 2005 (September 30, 2004 — $243.0 million and $520.8 million) and $6.6 million and $19.7 million of costs related to land sales and other revenues (September 30, 2004 — $2.6 million and $15.7 million).
In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions of such agreements. Under these option contracts, the Company will fund deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be VIEs, it is the primary beneficiary on options for 218 lots with aggregate exercise prices of $23.1 million (December 31, 2004 — 375 lots with an exercise price of $47.2 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $16.4 million (December 31, 2004 — $42.8 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company with financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.
Housing and land inventory includes non-refundable deposits and other costs totaling $62.2 million (December 31, 2004 — $36.0 million) in connection with options that are not required to be consolidated under the provisions of FIN 46R. The total exercise price of these options is $773.9 million (December 31, 2004 — $627.7 million) including the non-refundable deposits identified above. The number of lots for which the Company has obtained an option to purchase, excluding those already consolidated, and their respective dates of expiry and their exercise price are as follows:

	Number	Total
	of	Exercise
Year of Expiry	Lots	Price
2005	810	$66,229
2006	4,914	236,170
2007	3,050	164,703
Thereafter	8,225	306,796

	16,999	$773,898

Note 3. Investments in Housing and Land Joint Ventures

The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures is as follows:

	September 30,	December 31,
	2005	2004
Assets
Housing and land inventory	$381,766	$345,939
Other assets	35,115	54,510

	$416,881	$400,449

Liabilities and Equity
Accounts payable and other liabilities	$31,785	$46,313
Project specific financings	283,928	277,568
Investment and advances
Brookfield Homes	57,590	59,810
Others	43,578	16,758

	$416,881	$400,449

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue and Expenses
Revenue	$160,816	$32,656	$232,912	$93,748
Expenses	(104,523)	(23,312)	(155,370)	(68,888)

Net income	$56,293	$9,344	$77,542	$24,860

Company’s share of net income	$15,658	$4,364	$25,249	$8,357

In reporting the Company’s share of net income, all inter-company profits or losses from housing and land joint ventures are eliminated on lots purchased by the Company.
Joint ventures in which the Company has a non-controlling interest are accounted for using the equity method. In addition, the Company has performed an evaluation of its existing joint venture relationships by applying the provisions of FIN 46R. The Company has determined that for those entities for which this interpretation applies, none of these joint ventures were determined to be a VIE requiring consolidation pursuant to the requirements of FIN 46R.
The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At September 30, 2005, the Company had recourse guarantees of $3.3 million and limited maintenance guarantees of $90.6 million with respect to debt in its joint ventures.
Note 4. Commitments, Contingent Liabilities and Other
(a) The Company had demand deposits included in cash and cash equivalents of $180.0 million at September 30, 2005 (December 31, 2004 — $125.0 million) with a financial subsidiary of the Company’s largest stockholder, Brascan Corporation.
(b) The Company is party to various legal actions arising in the ordinary course of business. Management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.
(c) When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the State where the Company conducts business which range up to ten years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the nine months ended September 30, 2005:

2005
Balance, January 1, 2005	$18,202
Payments made during the period	(3,206)
Warranties issued during the period	3,818

Balance, September 30, 2005	$18,814

(d) The Company entered into an interest rate swap contract during the third quarter of 2004 which effectively fixes $60.0 million of the Company’s variable rate debt at 5.89% until the contract expires in 2009. At September 30, 2005, the fair market value of the contract was $1.4 million. During the second quarter of 2005, the Company entered into an additional interest rate swap contract which effectively fixes $50.0 million of the Company’s variable rate debt at 6.54% until the contract expires in 2010. At September 30, 2005, the fair market value of the contract was ($0.1) million. Both interest rate swaps are recorded at fair market value because hedge accounting has not been applied.

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
Note 6. Tender Offer
On October 14, 2005, the Company commenced a tender offer to purchase up to 3,000,000 shares of its outstanding common stock, at a price per share of $55.00, for an aggregate payment of $165.0 million if the maximum number of shares are repurchased. The tender offer expires on November 15, 2005, unless extended.

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
The 30,009 lots that we control, 12,792 of which we own directly or through joint ventures, provide a strong foundation for our future homebuilding business and visibility on our future cash flow and earnings. The lots we own directly or through joint ventures represent approximately a seven year lot supply, based on 2005 planned home closings.
Homebuilding is our primary source of revenue and has represented approximately 90% of our total revenue since 2000. We believe our operations are positioned to close between 1,700 and 2,000 homes per year. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price for the nine months ended September 30, 2005 of $673,000 was well in excess of the national average sales price of approximately $273,000. We also sell serviced and unserviced lots to other homebuilders generally on an opportunistic basis where we can redeploy capital to an asset providing higher returns or reduce risk in a market. We have previously announced the possible sale of 2,000 lots on which the expected net income is $75 million. To date, we have sold 560 of these lots for proceeds of $59 million, and net income of $21 million, or $0.67 per share, of which $2 million or $0.06 per share was recorded during the three months ended September 30, 2005.
Our housing and land inventory and investments in housing and land joint ventures together comprised 76% of our total assets as of September 30, 2005. In addition, as of September 30, 2005, we had $212 million in cash and cash equivalents and $86 million in other assets. Other assets consist of homebuyer receivables of $19 million, deferred taxes of $36 million, and mortgages and other receivables of $31 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes.
Since 2000, our revenues and net income have grown at compounded annual growth rates of 17% and 50%, respectively. Over this period, we generated over $500 million in operating cash flow that was used mainly to return cash to shareholders. At the same time, we believe we have positioned our business for future growth through the selective optioning or acquisition of a significant number of large projects and the level of lots controlled. Our recent growth is primarily the result of strong economic fundamentals in the markets in which we operate and our success in acquiring strategic parcels of land.
Tender Offer
On October 14, 2005, we commenced a tender offer to purchase up to 3,000,000 shares of our outstanding common stock, at a price per share of $55.00, for an aggregate payment of $165 million if the maximum number of shares are repurchased. The tender offer expires on November 15, 2005, unless extended.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2005 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Selected Financial Information	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ millions)	2005	2004	2005	2004

Revenue:
Housing	$253	$308	$634	$659
Land and other revenues	14	5	38	26

Total revenues (1)	267	313	672	685
Direct cost of sales (1)	(186)	(245)	(467)	(536)

Gross margin (1)	81	68	205	149
Equity in earnings from housing and land joint ventures	16	4	25	8
Selling, general and administrative expense	(28)	(19)	(69)	(52)

Operating income	69	53	161	105
Minority interest	(7)	(6)	(16)	(13)

Net income before taxes	62	47	145	92
Income tax expense	(24)	(18)	(56)	(35)

Net income	$38	$29	$89	$57

Selected Operating Data

Home closings (units):
San Francisco Bay Area	59	113	118	242
Southland / Los Angeles	61	103	138	276
San Diego / Riverside	153	168	418	265
Washington D.C. Area	92	112	268	289

Total	365	496	942	1,072

Average selling price:
San Francisco Bay Area	$1,032,000	$799,000	$928,000	$754,000
Southland / Los Angeles	651,000	872,000	971,000	813,000
San Diego / Riverside	629,000	432,000	594,000	407,000
Washington D.C. Area	611,000	489,000	530,000	497,000

Average	$693,000	$620,000	$673,000	$614,000

Net new orders (units): (2)
San Francisco Bay Area	26	46	143	317
Southland / Los Angeles	55	32	210	308
San Diego / Riverside	59	160	401	564
Washington D.C. Area	106	63	511	321

Total	246	301	1,265	1,510

Backlog (units at end of period): (3)
San Francisco Bay Area	79	188
Southland / Los Angeles	158	217
San Diego / Riverside	264	413
Washington D.C. Area	438	269

Total	939	1,087

Lots controlled (units at end of period):
Lots owned:
San Francisco Bay Area	1,282	1,642
Southland / Los Angeles	711	721
San Diego / Riverside	6,338	6,090
Sacramento	310	310
Washington D.C. Area	4,151	3,718

	12,792	12,481
Lots under option	17,217	12,575

Total	30,009	25,056

(1)	To conform to the current period’s presentation, for the three and nine months ended September 30, 2004, revenue excludes equity in earnings from housing and land joint ventures, and gross margin excludes equity in earnings from housing and land joint ventures and includes interest expense.

(2)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations, excluding joint ventures.

(3)	Backlog represents the number of new homes subject to pending sales contracts, excluding joint ventures.

Three Months and Nine Months Ended September 30, 2005 Compared with Three Months and Nine Months Ended September 30, 2004
Net Income
Net income was $38 million and $89 million for the three and nine months ended September 30, 2005, an increase of $9 million and $32 million, respectively, over the three and nine months ended September 30, 2004. The increase in net income for the three and nine months ended September 30, 2005 was primarily attributable to a higher percentage of our home closings in San Diego and the Washington D.C. Area where our housing margins are higher.
Results of Operations
Housing revenues were $253 million and $634 million for the three and nine months ended September 30, 2005, a decrease of $55 million and $25 million, respectively, over the three and nine months ended September 30, 2004. The decrease in housing revenue for the nine months ended September 30, 2005 was due primarily to a decrease in home closings, partially offset by a 10% increase in our average selling price to $673,000. The increase in our average selling price is a result of house price appreciation in all our markets and product mix. Home closings declined in the San Francisco Bay Area and Southland/Los Angeles as a result of a short term decline in active selling communities.
The gross margin on housing revenues for the three months ended September 30, 2005 was $73 million or 29.0% compared with $65 million or 21.0% for the same period in 2004. The gross margin on housing revenues for the nine months ended September 30, 2005 was $186 million or 29.4% compared with $138 million or 20.9% for the same period in 2004. The increase in the gross margin percentage is due to a higher percentage of home closings in San Diego and the Washington D.C. Area where our housing margins are the highest as we are building on land that we entitled and developed.
Land and other revenues totaled $14 million and $38 million for the three and nine months ended September 30, 2005, an increase of $9 million and $12 million, respectively, over the three and nine months ended September 30, 2004. The increase in land and other revenues for the three and nine months ended September 30, 2005 was primarily due to an increase in the number of lots sold and an increase in interest and other revenue. Our land revenues may vary significantly from period to period due to the timing and the nature of land sales, as they generally occur on an opportunistic basis.
The gross margin on land and other revenues for the three and nine months ended September 30, 2005 was $8 million and $19 million compared with $3 million and $11 million for the same period in 2004.
Equity in earnings from housing and land joint ventures for the three and nine months ended September 30, 2005 was $16 million and $25 million, an increase of $12 million and $17 million, respectively, over the three and nine months ended September 30, 2004. The increase for the three and nine months ended September 30, 2005 was primarily attributable to a sale from a joint venture in San Diego of 341 single family lots of which we acquired 151 lots. Profits on the lots acquired by us have been eliminated.
Other Expenses
Selling, general and administrative expense was $28 million and $19 million for the three months ended September 30, 2005 and 2004, and was $69 million and $52 million for the nine months ended September 30, 2005 and 2004. These expenses typically vary with the level of housing revenues. In addition, for the nine months ended September 30, 2005 and 2004, selling, general and administrative expenses include stock compensation costs of $25 million and $13 million, respectively.
Sales Activity
Net new orders for the three months ended September 30, 2005 totaled 246 units, a decrease of 55 units compared to the same period in 2004. The decrease in net new orders resulted from fewer homes available for sale in our California operations, partially offset by an increase in sales in the Washington D.C. Area. As a result of the decrease in net new orders, our backlog at September 30, 2005 was 939 units, a decrease of 148 units compared to September 30, 2004.
Liquidity and Capital Resources
Financial Position
Our total assets as of September 30, 2005 were $1,262 million, an increase of $180 million compared to December 31, 2004. The increase is due primarily to an increase in housing and land inventory, partially offset by a decrease in receivables and other assets. The increase in our housing and land inventory is due mainly to the acquisition of over

1,300 lots previously held under option for approximately $98 million and ongoing construction and development of homes in backlog.
Our total debt as of September 30, 2005 was $591 million, an increase of $79 million compared to December 31, 2004. Total debt as of September 30, 2005 consisted mainly of project specific financings, which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major project specific lenders are Bank of America, Housing Capital Corporation and Wells Fargo. Other debt comprises deferred compensation on which interest is paid at prime, and loans outstanding relating to mortgages we originated that are repaid when the underlying mortgages are sold to permanent lenders. As of September 30, 2005, the average interest rate on our debt was 7.0%, with maturities as follows:

	Maturities
($ millions)	2005	2006	2007	Post 2007	Total
San Francisco Bay Area	$20	$50	$—	$—	$70
Southland / Los Angeles	12	49	36	—	97
San Diego / Riverside	64	107	80	—	251
Washington D.C. Area	66	—	71	21	158
Other	—	7	5	3	15

Total	$162	$213	$192	$24	$591

Cash Flow
Our principal uses of working capital include purchases of land, land development and home construction. Cash flows for each of our communities depend upon the applicable stage of the development cycle and can differ substantially from reported earnings. Early stages of development require significant cash outlays for land acquisitions, site approvals and entitlements, construction of model homes, roads, certain utilities and other amenities and general landscaping. Because these costs are capitalized, income reported for financial statement purposes during such early stages may significantly exceed cash flow. Later, cash flow can significantly exceed earnings reported for financial statement purposes, as cost of sales includes charges for substantial amounts of previously expended costs. A summary of lots owned and their stage of development at September 30, 2005 compared with the same period last year follows:

	2005	2004
Housing units and model homes	1,743	1,328
Lots ready for house construction	845	744
Graded lots and lots commenced grading	1,597	1,287
Undeveloped land	8,607	9,122

	12,792	12,481

Cash used in our operating activities during the nine months ended September 30, 2005 was $28 million compared with cash provided of $14 million for the same period in 2004. The decrease in cash flow from operating activities was primarily a result of an increase in lots purchased.
Cash provided by our investing activities in joint ventures for the nine months ended September 30, 2005 was nil, compared with $2 million for the same period in 2004.
Cash provided by our financing activities for the nine months ended September 30, 2005 was $52 million compared with $26 million for the same period in 2004 when we exclude the special dividend paid in 2004, an increase of $26 million. The increase in cash flow from financing activities is due to an increase in net borrowings from project specific financing of $26 million.
Contractual Obligations and Other Commitments
We generally fund the development of our communities through the use of project specific financings. As of September 30, 2005, we had available project specific debt lines of $228 million that were available to complete land development and construction activities.
A total of $375 million of our project specific and other financings mature prior to the end of 2006. The high level of maturities in 2005 and 2006 is due to our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate sufficient cash flow from our assets in 2005 and 2006 to repay these obligations. Our net debt to total capitalization ratio as of September 30, 2005, which is defined as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 50%

compared to 51% at December 31, 2004. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2004 entitled “Risk Factors – Our Debt and Leverage Could Adversely Affect our Financial Condition.”
During the third quarter of 2004, we entered into an interest rate swap contract which effectively fixes $60 million of our variable rate debt at 5.89% until the contract expires in 2009. During the second quarter of 2005, we entered into an additional interest rate swap contract that effectively fixes $50 million of our variable rate debt at 6.54% until the contract expires in 2010. At September 30, 2005, the fair market value of these contracts was $1.3 million.
Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control lots for an extended period of time, until options expire and/or we are ready to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of September 30, 2005, we had $69 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options is $797 million. Pursuant to FIN 46R, as defined in Note 1 to our consolidated financial statements included elsewhere in this Form 10-Q, we have consolidated $23 million of these option contracts.
Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q for additional information on our lot options.
We also control 4,223 lots through joint ventures, formed to own housing and land assets with joint venture partners. As of September 30, 2005, our investment in housing and land joint ventures was $58 million. We have provided varying levels of guarantees of debt in our joint ventures. As of September 30, 2005, we had recourse guarantees of $3 million and limited maintenance guarantees of $91 million with respect to debt in our joint ventures.
We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of September 30, 2005, we had for these purposes $26 million in letters of credit outstanding and $280 million in performance bonds. The cost to complete related to our letters of credit and performance bonds are $21 million and $130 million, respectively. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:
•	expected home closings and project completions and the timing thereof;

•	targeted lot sales and the proceeds thereof;

•	expected lot supply;

•	estimates of revenues and cash flows;

•	the visibility on our future cash flow and earnings;

•	sources of future growth;

•	the tender offer;

•	the effect of interest rate changes on our cash flows;

•	the effect on our business of existing lawsuits; and

•	whether or not our letters of credit or performance bonds will be drawn upon.
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
Interest Rates
We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition, we have an interest rate swap contract which effectively fixes $60 million of our variable rate debt at 5.89% and an interest rate swap contract which effectively fixes $50 million of our variable interest rate debt at 6.54%. Based on our net debt levels as of September 30, 2005, a 1% change up or down in interest rates would have either a negative or positive effect of approximately $3 million on our cash flows.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of the end of our fiscal quarter ended September 30, 2005, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a — 15(e) and 15d — 15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
There was no change in our internal control over financial reporting during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are party to various legal actions arising in the ordinary course of our business. We believe that none of these actions, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2003, our Board of Directors approved and announced our share repurchase program which allows us to repurchase up to $40 million of our outstanding common shares. In February 2005, our Board of Directors approved and announced an increase of $19 million in the share repurchase program. To date, we have repurchased 1,484,649 shares under the program, of which 80,900 shares were purchased in the three months ended September 30, 2005, as detailed below. Our repurchase program does not have an expiration date. On October 14, 2005, the Company commenced a tender offer to purchase up to 3,000,000 shares of its outstanding common stock, at a price per share of $55.00, for an aggregate payment of $165 million if the maximum number of shares are repurchased.

				Maximum
			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of Publicly	May Yet be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased (1)	Paid Per Share	Programs	or Programs
July 1, 2005 to July 31, 2005	—	—	—	$30,409,354
August 1, 2005 to August 31, 2005	29,000	$46.72	29,000	$29,054,352
September 1, 2005 to September 30, 2005	51,900	$50.36	51,900	$26,440,502

Total	80,900	$49.06	80,900	$26,440,502

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November, 2005.

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