Form 10-K
period 2005-12-31
BROOKFIELD HOMES CORP
filed 2006-02-27
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File Number: 001-31524
BROOKFIELD HOMES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	37-1446709
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8500 Executive Park Avenue
Suite 300, Fairfax, Virginia	22031
(Address of Principal Executive Offices)	(Zip Code)
(703) 270-1700
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☑
As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $673,944,880 based upon the closing market price on June 30, 2005 of a share of common stock on the New York Stock Exchange.
As of February 15, 2006, the registrant had outstanding 27,331,206 shares of its common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2006 definitive proxy statement, to be filed with the Commission no later than April 30, 2006, are incorporated by reference into Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal Accounting Fees and Services) of Part III of this annual report on Form 10-K.

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
Land Development
Land development involves the conversion of raw land to the stage where homes may be constructed on the land. Regulatory bodies at the various governmental levels must approve the proposed end use of the land and many of the details of the development process. The time required to obtain the necessary approvals varies. In most jurisdictions, development occurs on a contiguous basis to existing land services such as water and sanitation.

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
Upon execution of the development agreement and grading and improvement plans, the developer generally posts a bond with the local governmental authority to secure the developer’s obligations and the plan receives final approval. The developer is generally required to convey to the local municipality, for no consideration, the land upon which roads, sidewalks, rights of way and parks are constructed. Land for schools, if any, is sold to the local school district. The school district normally takes responsibility to construct the schools with developer fees and local and state bonds. The developer is usually responsible for the grading of the land and the installation of sewers, water mains, utilities, roads and sidewalks, while the municipality is usually responsible for the construction of recreational and community amenities such as libraries and community centers. The municipality funds its portion of these costs through fees charged to the developer in connection with plan approvals and through the collection of property taxes from local residents.
After a period of one to two years, following the completion by the developer of certain obligations under the development agreement, the municipality takes responsibility from the developer for the underground services, roads and sidewalks, and a portion of the improvement bond posted by the developer is released. The developer is generally required to maintain a minimum portion of the bond with the municipality after completion of the community to ensure performance by the developer of its remaining obligations under the development agreement.
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
Narrative Description of Our Business
We design, construct and market single-family and multi-family homes primarily to move-up and luxury home-buyers. We also develop land for our own communities and sell lots to other homebuilders. In each of our markets, we operate through local business units which are involved in all phases of the planning and building of our master-planned communities and infill developments. These phases include sourcing and evaluating land acquisitions, site planning, obtaining government entitlements, developing the land, product design, constructing, marketing and selling homes and homebuyer customer service. In the five year period ended December 31, 2005, we closed a total of 8,107 homes and sold 8,202 lots in various stages of development to other homebuilders. A home or lot is considered closed when title has passed to the homebuyer, and for a lot when a significant cash down payment or appropriate security has been received.
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
In 2005, we closed a total of 1,582 homes, compared with 1,798 in 2004. The breakdown of our home closings by market in the last three years follows:

(Units)	2005	2004	2003
San Francisco Bay Area	192	407	275
Southland / Los Angeles	223	437	296
San Diego / Riverside	611	507	452
Washington D.C. Area	556	447	505

Total	1,582	1,798	1,528

At December 31, 2005, we had in backlog 455 homes or 28% of our planned 1,625 home closings for 2006 delivery. Backlog represents the number of homes subject to pending sales contracts.
We also sell serviced and unserviced lots to other builders, generally on an opportunistic basis where we can enhance our returns, reduce our risk in a market or re-deploy our capital to an asset providing higher returns. In 2005, we sold 1,242 lots, the majority of which were bulk sales of raw or undeveloped land in San Diego and the Washington D.C. Area. In 2004, we sold 400 lots, the majority of which were bulk sales of raw or undeveloped land in the Washington D.C. Area.
Our average home price in 2005 was $679,000, an increase of 4% over 2004. This increase was due to our product mix and continued price appreciation of homes within our projects. The breakdown of the average prices on our home closings in the last three years follows:

	2005		2004		2003
		Average		Average		Average
	Sales	Price	Sales	Price	Sales	Price
	(Millions)		(Millions)		(Millions)
San Francisco Bay Area	$199	$1,036,000	$328	$804,000	$193	$700,000
Southland / Los Angeles	194	872,000	391	894,000	258	872,000
San Diego / Riverside	378	618,000	231	456,000	137	303,000
Washington D.C. Area	303	545,000	219	491,000	230	456,000

Total	$1,074	$679,000	$1,169	$650,000	$818	$535,000

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
We maintain a small corporate team that sets our strategic goals and overall strategy. The corporate team approves all acquisitions, allocates capital to the business units based on expected returns and levels of risk, establishes succession plans, ensures operations maintain a consistent level of quality, evaluates and manages risk and holds management of the business units accountable for the performance of their business unit.
Proactive Asset Management
Our business generally comprises three stages where we make strategic decisions to deploy capital: entitling the raw land that we control; the development of the land; and the construction of homes on the land. As our assets evolve through these stages, we continually assess our ability to maximize returns on our capital, while at the same time minimizing our risks. The decision to invest in or dispose of an asset at each stage of development is based on a number of factors, including the amount of capital to be deployed, the level of incremental returns at each stage and returns on other investment opportunities.
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
Asset Profile
Our assets are focused on single-family and multi-family homebuilding in the markets in which we operate. They consist primarily of housing and land inventory and investments in housing and land joint ventures. Our total assets excluding cash and cash equivalents and deferred income taxes as of December 31, 2005 were $1,082 million, with $726 million of these assets located in California and $356 million in the Washington D.C. Area.
As of December 31, 2005, we controlled 29,512 lots. Controlled lots include those we directly own, our proportionate share of those owned by our joint ventures and those that we have the option to purchase. Our controlled lots provide a strong foundation for our future homebuilding business and visibility on our future cash flow and earnings. Ninety percent of our owned lots are entitled and ready for development and our optioned lots are generally unentitled and require various regulatory approvals before development can commence. The number of residential building lots we control in each of our markets as of December 31, 2005 follows:

	Owned
(Lots)	Directly	Joint Ventures	Options	Total Lots
San Francisco Bay Area	700	382	3,551	4,633
Southland / Los Angeles	1,246	33	1,616	2,895
San Diego / Riverside	3,796	2,153	2,300	8,249
Sacramento	—	310	4,810	5,120
Washington D.C. Area	2,701	1,012	4,902	8,615

Total December 31, 2005	8,443	3,890	17,179	29,512

Total December 31, 2004	9,081	3,966	14,919	27,966

Our housing and land inventory includes homes completed or under construction, developed land and raw land. The book value of our housing and land inventory in each of our primary markets for the last two years follows:

	December 31,	December 31,
(Book Value, $ millions)	2005	2004
San Francisco Bay Area	$153	$115
Southland / Los Angeles	227	91
San Diego / Riverside	264	274
Sacramento	16	11
Washington D.C. Area	253	189

Total	$913	$680

The book value of our investments in housing and land joint ventures as of December 31, 2005 was $53 million. The total book value of the assets and liabilities of these joint ventures and our share of the equity of the joint ventures as of December 31, 2005 follows:

December 31,
(Book Value, $ millions)	2005
Assets	$423
Liabilities	$380
Brookfield Homes’ net investment	$53
The following describes our major projects:
Windemere, San Francisco Bay Area. Windemere is a 5,200 lot master-planned community located on one of the last premier infill tracts of residential housing land in the East Bay area of San Francisco. Windemere was acquired under option in 1998, final approvals were obtained in 2000 and lot sales commenced in 2001. We hold a one-third interest in Windemere, with the other two-thirds owned equally by Centex Corporation and Lennar Corporation. We have no affiliation with Centex Corporation or Lennar Corporation. We directly own 270 lots in Windemere and our share of the remaining joint venture units is 382 lots.

University District, San Francisco Bay Area. University District is a 254 acre project in Rohnert Park, near Santa Rosa which is currently being entitled for 1,419 lots, all of which we control.
Irvine Ranch, Orange County. The Irvine Ranch is a master-planned community owned by the Irvine Company. We acquire lots from the Irvine Company on a rolling option basis, and believe we have developed a strong reputation for our homes among upper-end buyers in Orange County, California. We have closed more than 600 homes on the Irvine Ranch since 1999, and as of December 31, 2005, we owned or had under contract to purchase or option 136 lots in this area.
Morningstar Ranch, Riverside County. Morningstar Ranch is a 1,081 lot master-planned community near Temecula in Riverside County. The initial phases of 448 lots have closed out and land development on the remaining 633 lots, all of which we own, commenced in 2004.
Audie Murphy, Riverside County. Audie Murphy Ranch is a 999 acre project in the Menifee Valley in the County of Riverside. We obtained final approvals in 2004 and grading commenced in 2005. We hold a 50% interest in Audie Murphy, with the remaining 50% held by Woodside Homes. We have no affiliation with Woodside Homes.
Calavera Hills, San Diego County. Calavera Hills is an 800 acre project located in the coastal community of Carlsbad. We completed Phase I of the project with the construction of 483 homes. Approvals for Phase II were obtained for 642 homes, grading commenced in 2002 and home closings commenced in 2004. Phase III, planned with 400 units, is currently being processed by the local authorities. We hold a 50% interest in Calavera Hills, with the remaining 50% held by McMillin Companies. We have no affiliation with McMillin Companies.
Sycamore Canyon, San Diego County. Sycamore Canyon is a 2,132 acre project located in San Diego County. The project was acquired under option in 1998, and in 2002, final approvals were obtained and grading of the site commenced. Home closings commenced in 2004 and as of December 31, 2005, we owned 308 units.
Winding Walk, San Diego County. Winding Walk (Otay Ranch Village II) in south San Diego County is a 1,200 acre project. Grading on the site commenced in 2002 and home closings commenced in 2004. We hold a 50% interest in this project, with the remaining 50% held by Shea Homes. We have no affiliation with Shea Homes. We own directly 91 units and our share of the remaining joint venture is 387 units.
Braemar, Washington D.C. Area. Braemar is a master-planned community located in Prince William County that began development in 1994. Since 1999, we have closed over 2,100 homes and lots. As of December 31, 2005, we had 827 lots remaining in Braemar and adjacent communities in which we hold a 100% interest.
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
We attempt to limit the number of unsold units under construction by limiting the size of each construction phase and closely monitoring sales activity. Building homes of a similar product type in phases also allows us to utilize production techniques that reduce our construction costs. The number of our unsold homes fluctuates depending upon the timing of completion of construction and absorption of home phases. As of December 31, 2005, we had 46 completed and unsold homes, excluding the 41 model homes we currently maintain.
We function as a general contractor, subcontracting the construction activities for our projects. We manage these activities with on-site supervisory employees and informational and management control systems. We engage independent architectural, design, engineering and other consulting firms to assist in project planning. We do not have long-term contractual commitments with our subcontractors, consultants or suppliers of materials, who are generally selected on a competitive bid basis. We employ subcontractors for site improvements and for virtually all of the work involved in the construction of homes. In almost all instances, our subcontractors commit to complete the specified work in accordance with written price schedules. These price schedules normally change to meet fluctuations in labor and material costs. We do not own heavy construction equipment and we have a relatively small labor force used to supervise development and construction, and to perform routine maintenance service and minor amounts of other work. We have generally been able to obtain sufficient materials and subcontractors, even during times of market shortages. We build a home in approximately five to eight months, depending upon design, the availability of raw materials and supplies, governmental approvals, local labor situation, time of year and other factors.
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
As of December 31, 2005, we owned 41 model homes, which are not generally available for sale until the final build-out of a project. Generally, two to four different model homes are built and decorated at each project to display design features. Model homes play a key role in helping buyers understand the efficiencies and value provided by each floor plan type. In addition to model homes, customers can gain an understanding of the various design features and options available to them using our design centers. At each design center, customers can meet with a designer and are shown the standard and upgraded selections available to them, including professional interior design furnishings and accessories.
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
Customer Service and Quality Control
We pay particular attention to the product design process and carefully consider quality and choice of materials in order to attempt to eliminate building deficiencies. The quality and workmanship of the trade contractors we employ are monitored and we make regular inspections to ensure our standards are met.
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

Mortgage Brokerage Operations
We offer mortgage brokerage services exclusively to our customers in our San Francisco Bay Area, Southland / Los Angeles, San Diego and Washington D.C. Area markets. We have agreements with various lenders to receive a fee on loans made by the lenders to customers we introduce to the lenders. We provide mortgage origination services to our customers in the Washington D.C. Area and do not retain or service the mortgages we originate. We customarily sell all of the loans and loan servicing rights that we originate in the secondary market within a month of origination. For the year ended December 31, 2005, less than 1% of our revenue and less than 1% of our net income was derived from our mortgage operations.
Relationship with Affiliates
We are a residential homebuilder and land developer, building homes and developing land primarily in four markets in California and in the Washington D.C. Area. None of our affiliates, including Brookfield Asset Management Inc. (formerly Brascan Corporation) and Brookfield Properties, operate in similar businesses in our markets. Nevertheless, there are agreements among our affiliates to which we are a party or subject relating to a name license, the lease of office space and a deposit facility. For a further description of these agreements refer to “Certain Relationships and Related Transactions” which is incorporated by reference into Item 13 of this report from our definitive 2006 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2006.
Four of our directors serve as executive officers and directors of our affiliates. For a description of those relationships refer to “Certain Relationships and Related Transactions” which is incorporated by reference into Item 13 of this report from our definitive 2006 proxy statement which will be filed with the Securities and Exchange Commission not later than April 30, 2006.
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
Material Contracts
Other than contracts arising in connection with the reorganization and the Spin-off of the residential homebuilding operations of Brookfield Properties, and a deposit facility with a subsidiary of Brookfield Asset Management Inc., we are not party or subject to any material contracts. For a description of the material contracts arising in connection with the reorganization, refer to “Certain Relationships and Related Transactions” which is incorporated by reference into Item 13 of this report from our definitive 2006 proxy statement which will be filed with the Securities and Exchange Commission not later than April 30, 2006.
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

We do not currently have any material estimated capital expenditures related to governmental assessments or environmental compliance costs for the remainder of fiscal 2006, fiscal 2007 or fiscal 2008.
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
Employees
As of December 31, 2005, we had 636 employees. We consider our relations with our employees to be good. Our construction operations are conducted primarily through independent subcontractors, thereby limiting the number of our employees. None of our employees are currently represented by a union or covered by a collective bargaining agreement. We have not recently experienced any work stoppages.
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
NYSE Annual Disclosure
We confirm that we have submitted a Section 12(a) CEO Certification to the NYSE in 2005 and filed with the SEC the CEO / CFO certification required under Section 302 of the Sarbanes-Oxley Act for the 2005 fiscal year.
Item 1A. Risk Factors
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

Rising mortgage rates or decreases in the availability of mortgage financing will discourage people from buying new homes.
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
Where we act as the general contractor, we are responsible for the performance of the entire contract, including work assigned to subcontractors. Claims may be asserted against us for construction defects, personal injury or property damage caused by the subcontractors, and if successful these claims give rise to liability. Where we hire general contractors, if there are unforeseen events like the bankruptcy of, or an uninsured or under-insured loss claimed against, our general contractors, we sometimes become responsible for the losses or other obligations of the general contractors.
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
We repay the principal of our debt from the proceeds of home closings, and as a result our annual debt service is equal to the interest that accrues on our debt. Based on our debt levels as of December 31, 2005, a 1% change up or down in interest rates could have either a positive or negative effect of approximately $4 million on our cash flows. Refer also to the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risks — Interest Rates.”
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
Due in part to the terrorist activities of September 11, 2001 and other recent events, we are confronting reduced availability of, and generally lower limits for, insurance against some of the risks associated with our business. Some of the other actions that have been or could be taken by insurance companies include: increasing insurance premiums; requiring higher self-insured retention and deductibles; requiring additional collateral on surety bonds; imposing additional exclusions, such as with respect to sabotage and terrorism; and refusing to underwrite certain risks and classes of business. The imposition, of any of the preceding actions, has and will continue to adversely affect our ability to obtain appropriate insurance coverage at reasonable costs.

Tax law changes could make home ownership more expensive or less attractive.
Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for an individual’s federal, and in some cases state income taxes subject to various limitations under current tax law and policy. If the federal government or a state government changes income tax laws, as has been discussed recently, to eliminate or substantially modify these income tax deductions, then the after-tax cost of owning a new home would increase substantially. This could adversely impact demand for, and/or sales prices of new homes.
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
Provisions in our certificate of incorporation, our by-laws and Delaware law could delay, defer or prevent a change of control of our Company. These provisions, which include authorizing the Board of Directors to issue preferred stock and limiting the persons who may call special meetings of stockholders, could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions.
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
The trading price of shares of our common stock could be adversely affected because Brookfield Asset Management Inc. owns approximately 52% of our common stock.
Brookfield Asset Management Inc. owns approximately 52% of the outstanding shares of our common stock. If Brookfield Asset Management Inc. should decide in the future to sell any of our shares owned by it, the sale (or the perception of the market that a sale may occur) could adversely affect the trading price of our common stock.
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

Item 2. Properties
In addition to real estate held for development and sale, which we either own or hold under an option to purchase, we lease and maintain corporate and administrative offices in Del Mar, California and Toronto, Canada. Our Del Mar lease expires in 2007, but we may, at our option, extend the lease for an additional six years and our Toronto lease is a sublease from Brookfield Asset Management Inc., which expires in 2008.
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

	Year Ended December 31, 2005			Year Ended December 31, 2004
			Cash			Cash
			Dividends			Dividends
	High	Low	Per Share	High	Low	Per Share

1st Quarter	$45.00	$31.70	—	$26.71	$14.90	—
2nd Quarter	$49.25	$39.60	$0.16	$30.91	$21.75	$9.08	(1)
3rd Quarter	$55.68	$43.56	—	$29.01	$24.87	—
4th Quarter	$56.40	$46.30	$0.16	$34.66	$24.81	$0.08

(1)	$4.50 was paid in the form of a subordinate note which was redeemed for cash during the fourth quarter of 2004.
As of February 15, 2006, there were approximately 878 holders of record of our common stock.
On February 1, 2006 our Board of Directors declared a semi-annual dividend of $0.20 per share, payable June 30, 2006 to stockholders of record on June 15, 2006. Our Board of Directors periodically reviews our dividend policy. Future dividends on our common stock, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions, investment opportunities and other factors that our Board of Directors considers relevant.
There are no current or anticipated contractual terms in our credit or other arrangements that restrict our ability to pay dividends, other than the requirements imposed by our project specific financings that require Brookfield Homes Holdings Inc., our wholly-owned subsidiary, to maintain a tangible net worth of at least $250 million, and the additional requirements of our project specific financings that Brookfield Homes Holdings Inc. maintain a net debt to tangible net worth ratio of 1.75 to 1 and a net debt to capitalization ratio of no greater than 65%. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Other Commitments” for additional information about these and other restrictions.

In February 2003, our Board of Directors approved and publicly announced our share repurchase program which allowed us to repurchase up to $40 million of our outstanding common shares. In February 2005 and December 2005, our Board of Directors approved and publicly announced increases of $19 million and $50 million, respectively, in the share repurchase program. As of December 31, 2005, we had repurchased 1,976,649 shares under the program, of which 492,000 were purchased in the three months ended December 31, 2005. Our repurchase program does not have an expiration date. In October 2005, our Board of Directors authorized the Company to commence a tender offer to purchase up to 3,000,000 shares of its common stock at a fixed price of $55.00 per share. The offer commenced on October 14, 2005 and expired on November 15, 2005. Under the offer, we purchased 3,000,000 of our common stock for $165 million including expenses.
During the three months and year ended December 31, 2005, we repurchased the following shares of our common stock:

				Maximum
			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans or
Period	Purchased(1)	Share	or Programs	Programs
January 1, 2005 — September 30, 2005	215,500	$44.15	215,500	$26,440,502
October 1, 2005 — October 31, 2005	—	—	—	$191,440,502
November 1, 2005 — November 30, 2005	3,225,100	$54.65	3,225,100	$15,204,432
December 1, 2005 — December 31, 2005	266,900	$48.99	266,900	$52,128,294

Total (Year)	3,707,500	$53.63	3,707,500	$52,128,294

Total (Fourth Quarter)	3,492,000	$54.21	3,492,000	$52,128,294

(1)	All shares were purchased pursuant to the publicly announced plan in open-market transactions or pursuant to the tender offer.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes our equity compensation plans approved by stockholders as of December 31, 2005. We have no equity compensation plans not approved by stockholders.

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity compensation plans approved by stockholders	678,576	$10.52	1,040,375
Equity compensation plans not approved by stockholders	none	n/a	none

Total	678,576	$10.52	1,040,375

Item 6. Selected Financial Data
The following tables include selected historical consolidated financial data for each year in the five year period ended December 31, 2005.
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

United States GAAP
Our income statement data, balance sheet data and supplementary financial data prepared in accordance with U.S. GAAP and our operating data are as follows:

	Years Ended December 31
Income Statement Data
($ millions, except per share amounts)	2005	2004	2003	2002	2001
Housing revenue	$1,074	$1,169	$818	$785	$729
Total revenue (1)	1,231	1,232	1,001	831	790
Gross margin (1) (2)	416	287	211	131	119
Operating income (3)	391	268	166	81	72
Contribution from bulk land sales to net income (4)	39	9	39	—	2
Net income	219	146	88	43	40
Diluted earnings per share (5)	7.04	4.64	2.75	1.35	1.23
Cash dividends per share (6)	0.32	9.16	0.16	0.52	—

	At December 31
Balance Sheet Data ($ millions)	2005	2004	2003	2002	2001
Housing and land inventory	$913	$680	$567	$616	$633
Cash and cash equivalents	198	187	219	36	1
Total assets	1,330	1,082	1,013	844	851
Total debt	691	512	426	424	499
Total liabilities	1,065	836	631	523	564
Total stockholders’ equity	265	246	382	321	287

	Years Ended December 31
Supplemental Financial Data ($ millions)	2005	2004	2003	2002	2001
Cash provided by/(used in):
Operating activities	$60	$164	$209	$102	$(32)
Investment activities	(5)	25	6	24	—
Financing activities	(44)	(221)	(32)	(91)	25
Net debt to total capitalization percent (7)	61%	51%	32%	53%	62%

	Years Ended December 31
Operating Data (Unaudited)	2005	2004	2003	2002	2001
Home closings (units)	1,582	1,798	1,528	1,554	1,645
Lots sold (units)	1,242	400	4,940	284	1,336
Net new orders (units) (8)	1,421	1,765	1,710	1,580	1,531
Backlog (units at end of period) (9)	455	616	649	467	441
Average selling price	$679,000	$650,000	$535,000	$505,000	$443,000
Lots controlled	29,512	27,966	21,606	22,128	16,947
(1)	To conform to the current year presentation, for years prior to 2004, revenue excludes equity in earnings from housing and land joint ventures and gross margin excludes equity in earnings from housing and land joint ventures and includes interest expense.

(2)	Gross margin represents the contribution from our housing and land projects, after all costs for development and construction, including related overhead, and before all selling, general and administrative expense, interest expense and minority interest.

(3)	Operating income represents net income before minority interest and income taxes.

(4)	Contribution from bulk land sales to net income represents income from sales of owned parcels of undeveloped land.

(5)	Earnings per share prior to September 30, 2002 have been calculated based on the weighted average number of Brookfield Properties common shares outstanding during each respective period, adjusted on the basis of one of our common shares for every five common shares of Brookfield Properties. For the periods after October 1, 2002, earnings per share have been calculated based on the weighted average number of shares of Brookfield Homes outstanding.

(6)	The 2004 cash dividend includes a special dividend of $9 per share.

(7)	Net debt to total capitalization percent is defined as total project specific financings plus subordinated debt less cash (net debt) multiplied by 100 and divided by net debt plus stockholders’ equity plus minority interest (total capitalization).

(8)	Net new orders for any period represents the aggregate of all homes ordered by customers, net of cancellations, excluding joint ventures.

(9)	Backlog represents the number of new homes subject to pending sales contracts, excluding joint ventures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read along with “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this report. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance and that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” and Item 1A — “Risk Factors” included elsewhere in this report.
Overview
We design, construct and market single-family and multi-family homes primarily to move-up and luxury homebuyers and develop land for sale to other homebuilders. Our operations are currently focused primarily in five regional markets: San Francisco Bay Area; Southland / Los Angeles; San Diego / Riverside; Sacramento; and the Washington D.C. Area.
Our goal is to maximize the total return on our common stockholders’ equity over the long term. We plan to achieve this by actively managing our assets and creating value on the lots we own or control.
The 29,512 lots that we control, 12,333 of which we own directly or through joint ventures, provide a strong foundation for our future homebuilding business and visibility on our future cash flow and earnings. The lots we own directly or through joint ventures represent approximately a seven year lot supply, based on our 2006 planned home closings of 1,625.
Homebuilding is our primary source of revenue and has represented over 90% of our total revenue since 2001. Our operations are positioned to close annually between 1,600 and 2,000 homes. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price in 2006 of $679,000 was well in excess of the national average sales price. We also sell serviced and unserviced lots to other homebuilders generally on an opportunistic basis where we can redeploy capital to an asset providing higher returns or reduce risk, in a market. In 2005, we sold 1,242 lots, the majority of which were bulk sales of raw or undeveloped land in San Diego and the Washington D.C. Area.
In addition to our housing and land inventory and investments in housing and land joint ventures, which together comprised 75% of our total assets as of December 31, 2005, we had $198 million in cash and cash equivalents and $143 million in other assets. Other assets consist of homebuyer receivables of $41 million, deferred income taxes of $49 million, and mortgages and other receivables of $53 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes.
Since 2001, our revenues and net income have grown at compounded annual growth rates of 12% and 53%, respectively. Over the same period, we generated over $500 million in operating cash flow that was used mainly to return cash to stockholders. At the same time, we believe we have positioned our business for future growth through the selective optioning or acquisition of a significant number of large projects and the level of lots controlled. Our recent growth is primarily the result of strong economic fundamentals in the markets in which we operate and our success in acquiring strategic parcels of land.

Results of Operations

	Years Ended December 31
Selected Financial Information ($ millions)	2005	2004	2003
Revenue:
Housing	$1,074	$1,169	$818
Land and other revenues	157	63	183

Total revenues (1)	1,231	1,232	1,001
Direct cost of sales (1)	(815)	(945)	(790)

Gross margin (1)	416	287	211
Equity in earnings from housing and land joint ventures	65	61	22
Selling, general and administrative expense	(90)	(80)	(67)

Operating income	391	268	166
Minority interest	(36)	(28)	(19)

Net income before taxes	355	240	147
Income tax expense	(136)	(94)	(59)

Net income	$219	$146	$88

	Years Ended December 31
Selected Operating Data	2005	2004	2003
Home closings (units):
San Francisco Bay Area	192	407	275
Southland / Los Angeles	223	437	296
San Diego / Riverside	611	507	452
Washington D.C. Area	556	447	505

Total	1,582	1,798	1,528

Average selling price:
San Francisco Bay Area	$1,036,000	$804,000	$700,000
Southland / Los Angeles	872,000	894,000	872,000
San Diego / Riverside	618,000	456,000	303,000
Washington D.C. Area	545,000	491,000	456,000

Average	$679,000	$650,000	$535,000

Net new orders (units): (2)
San Francisco Bay Area	150	348	342
Southland / Los Angeles	302	338	358
San Diego / Riverside	412	674	447
Washington D.C. Area	557	405	563

Total	1,421	1,765	1,710

Backlog (units at end of year): (3)
San Francisco Bay Area	12	54	113
Southland / Los Angeles	165	86	185
San Diego / Riverside	82	281	114
Washington D.C. Area	196	195	237

Total	455	616	649

Lots controlled:
Lots owned:
San Francisco Bay Area	1,082	1,413	1,928
Southland / Los Angeles	1,279	510	404
San Diego / Riverside	5,949	6,680	6,282
Sacramento	310	310	310
Washington D.C. Area	3,713	4,134	2,081

	12,333	13,047	11,005
Lots under option	17,179	14,919	10,601

Total	29,512	27,966	21,606

(1)	To conform to the current year’s presentation, for 2003, revenue excludes equity in earnings from housing and land joint ventures and gross margin excludes equity in earnings from housing and land joint ventures and includes interest expense.

(2)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations, excluding joint ventures.

(3)	Backlog represents the number of new homes subject to pending sales contracts excluding joint ventures.

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004
Net Income
Net income for the year ended December 31, 2005 was $219 million, an increase of $73 million over the year ended December 31, 2004. Our increase in net income in 2005 was primarily attributable to a higher percentage of our home closings in San Diego and the Washington D.C. Area where our housing margins are higher.
Results of Operations
Housing revenues were $1,074 million in 2005, a decrease of $95 million compared to 2004. The decrease in housing revenue was a result of fewer home closings, partially offset by a 4% increase in our average selling price to $679,000. The increase in our selling price is a result of house price appreciation and product mix.
The gross margin on housing revenues in 2005 was $324 million or 30.2% compared with $258 million or 22.1% in 2004. The increase in gross margin is due to a higher percentage of home closings in San Diego and the Washington D.C. Area where our housing margins are the highest as we are building on land that we entitled and developed.
Land and other revenues totaled $157 million in 2005 compared with $63 million in 2004. The increase in land and other revenues was primarily due to the sale of 1,242 lots in 2005 compared to 400 lots in 2004. Our land revenues may vary significantly from period to period due to the timing and the nature of land sales as they generally occur on an opportunistic basis.
The gross margin on land and other revenues was $92 million in 2005 compared with $28 million in 2004. The increase is a result of 1,242 lots sold in 2005 compared to 400 lots in 2004.
Equity in earnings from housing and land joint ventures was $65 million, an increase of $4 million over 2004. The increase was primarily attributable to housing and lot sales from our joint ventures. Profits on the lots acquired by us have been eliminated from income.
Other Expenses
Selling, general and administrative expense was $90 million in 2005 compared with $80 million in 2004. Selling, general and administrative expense as a percentage of housing revenue was 8.3% in 2005 and 6.8% in 2004. Excluding stock compensation expense of $23 million in 2005 and $22 million in 2004, selling, general and administrative expense as a percentage of housing revenue was 6.2% in 2005 and 4.9% in 2004.
Sales Activity
Net new home orders for the year ended December 31, 2005 totaled 1,421 units, a decrease of 344 units compared to 2004. The decrease in net new home orders resulted from fewer homes available for sale in our California operations and a fourth quarter slow down in sales in the San Diego and Washington D.C. Area markets.
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
Other Expenses
Selling, general and administrative expense was $80 million in 2004 compared with $67 million in 2003. The increase in 2004 was primarily a result of an increase in stock compensation expense of $14 million over 2003. Excluding stock compensation expense, selling, general and administrative expense as a percentage of housing revenue was 4.9% in 2004 compared to 7.2% in 2003. The improvement in this percentage is a result of our ongoing focus to control corporate overhead costs. In addition, sales absorptions assisted us in controlling sales and marketing costs.
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
Liquidity and Capital Resources
Financial Position
Our total assets as of December 31, 2005 were $1,330 million, compared to $1,082 million as of December 31, 2004, an increase of $248 million. The increase in 2005 was a result of increases in housing and land inventory of $233 million, receivables and other assets of $20 million, cash and cash equivalents of $12 million, deferred income taxes of $15 million, partially offset by decreases of $25 million in consolidated land inventory not owned and $7 million in investments in housing and land joint ventures. The increase in housing and land assets is primarily a result of the acquisition of over 1,600 lots previously held under option for $150 million and ongoing construction and development of homes in backlog.
Our total debt as of December 31, 2005 was $691 million, an increase of $179 million over December 31, 2004. Total debt as of December 31, 2005 consisted primarily of project specific financings of $601 million, which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major project specific lenders are Bank of America, Housing Capital Corporation, Union Bank of California and Wells Fargo. Other debt includes deferred compensation of $55 million on which interest is paid at the prime rate, and loans outstanding relating to mortgages we originated totaling $35 million, which are repaid when the underlying mortgages are sold to permanent lenders. As of December 31, 2005, the average interest rate on our debt was 7.4%, with maturities as follows:

	Maturities
				Post
($ millions)	2006	2007	2008	2008	Total
San Francisco Bay Area	$66	$38	$—	$—	$104
Southland / Los Angeles	72	36	—	—	108
San Diego / Riverside	136	96	—	—	232
Washington D.C. Area	70	65	22	—	157
Other	35	30	18	7	90

Total	$379	$265	$40	$7	$691

Cash Flow
Our principal uses of working capital include purchases of land, land development and home construction. Cash flows for each of our communities depend upon the applicable stage of the development cycle and can differ substantially from reported earnings. Early stages of development require significant cash outlays for land acquisitions, site approvals and entitlements, construction of model homes, roads, certain utilities and other amenities and general landscaping. Because these costs are capitalized, income reported for financial statement purposes during such early stages may significantly exceed cash flow. Later, cash flow can significantly exceed earnings reported for financial statement purposes, as cost of sales includes charges for substantial amounts of previously expended costs. A summary of our lots owned and their stage of development at December 31, 2005 compared with the same period last year follows:

	2005	2004
Housing units and model homes	968	498
Lots ready for house construction	1,114	1,183
Graded lots and lots commenced grading	1,590	1,391
Undeveloped land	8,661	9,975

	12,333	13,047

Cash provided by our operating activities totaled $60 million for the year ended December 31, 2005, compared with $164 million in 2004. The decrease in cash generated was primarily the result of the acquisition of lots previously held under option partially offset by increased net income.
Cash used in our investing activities in joint ventures for the year ended December 31, 2005 was $5 million, compared with cash provided of $25 million in 2004. The increase in cash used was primarily a result of contributions of capital in our joint ventures in San Diego.
Cash used in our financing activities for the year ended December 31, 2005 was $44 million, compared with $221 million in 2004. Our use of cash in 2005 related primarily to share repurchases of $199 million offset by increased borrowings.
Deferred Tax
Our Company was formed in the course of a reorganization in 2002 by Brookfield Properties of its United States homebuilding operations and was withdrawn from the Brookfield Properties consolidated tax group. The tax provisions that apply in connection with the reorganization, including the departure of a member from a consolidated group, are detailed and complex and are therefore subject to uncertainty. Our accounts payable and other liabilities include $25 million related to the uncertainties in tax attributes which were recorded when we left the Brookfield Properties consolidated tax group with $115 million of net operating losses. For example, if the Brookfield Properties consolidated group of companies was reassessed for taxation years prior to 2003, this would have a direct impact on the net operating losses available to the Company on the Spin-off. There is also a $22 million liability included in accounts payable and other liabilities and a $0.3 million valuation allowance in deferred taxes that relates to the tax cost of properties in excess of the fair value of properties at the time of reorganization of the Company which may not be realized. The exact amount of these tax liabilities will be determined at the earlier of a review of the Spin-off transaction by taxation authorities or 2008. A further liability of $4 million has been recorded in respect of tax positions taken. We believe we have been prudent and reasonable to provide for any reduction in our net operating losses or loss of tax basis in properties.
Contractual Obligations and Other Commitments
We generally fund the development of our communities through the use of project specific financings. As of December 31, 2005, we had available project specific debt lines of $244 million that were available to complete land development and construction activities. As of December 31, 2005, we also had available cash and cash equivalents of $198 million.
A total of $644 million of our project specific and other financings mature prior to the end of 2007. Our high level of debt maturities in 2006 and 2007 are a result of our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate cash flow from our assets in 2006 and 2007 to repay these obligations. Our net debt to total capitalization ratio as of December 31, 2005, which is defined as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 61%, an increase from 51% as of December 31, 2004. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of this Form 10-K entitled Item 1A — “Risk Factors — Our Debt and Leverage Could Adversely Affect Our Financial Condition.”
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
A summary of our contractual obligations as of December 31, 2005 follows:

	Payment Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Project specific and other financings(a)	691	379	312	—	—
Operating lease obligations(b)	11	4	7	—	—
Purchase obligations(c)	743	242	174	327	—

Total (d)	1,445	625	493	327	—

(a)	Amounts are included on the Consolidated Balance Sheet. See Note 4 of the Notes to the Consolidated Financial Statements included in this Form 10-K for additional information regarding project specific and other financings and related matters.

(b)	Amounts relate to multiple non-cancelable operating leases involving office space, design centers and model homes.

(c)	Amounts are included in the Notes to the Consolidated Financial Statements. See Note 2 for additional information regarding purchase obligations and related matters.

(d)	Amounts do not include interest due to the floating nature of our debt.
Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control the land for an extended period of time, until options expire and/or we are ready to develop the land to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of December 31, 2005, we had $61 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options was $743 million. Pursuant to FIN 46R, as defined elsewhere in this Form 10-K, we have consolidated $22 million of these option contracts. Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-K for additional information on our lot options.
We also control 3,890 lots through joint ventures. As of December 31, 2005, our investment in housing and land joint ventures was $53 million. We have provided varying levels of guarantees of debt in our joint ventures. As of December 31, 2005, we had recourse guarantees of $2 million and limited maintenance guarantees of $92 million with respect to debt in our joint ventures.
We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of December 31, 2005, we had $21 million in letters of credit outstanding and $266 million in performance bonds for these purposes. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.
Stock Repurchase Program
In February 2003, our Board of Directors approved a share repurchase program which allowed us to repurchase up to $40 million of our outstanding common shares. In February 2005 and December 2005, our Board of Directors approved and publicly announced increases of $19 million and $50 million, respectively, in the share repurchase program. During the year ended December 31, 2005, we had repurchased 707,500 of our shares under the program at an average cost of $47.84 per share. In October 2005, our Board of Directors authorized a tender offer to purchase up to 3,000,000 shares at a fixed price of $55.00 per share. The offer commenced on October 14 and expired on November 15, 2005. We purchased 3,000,000 of our common stock for $165 million, including expenses in connection with the tender offer. During the year ended December 31, 2004, we repurchased 76,400 of our shares at an average cost of $25.42 per share. During the year ended December 31, 2003, we repurchased 1,192,749 of our shares at an average cost of $18.19 per share. At December 31, 2005, the remaining amount approved for repurchases is $52 million.

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
Revenue Recognition
Revenues from the sale of homes are recognized when title passes to the purchaser upon closing, wherein all proceeds are received or collectability is evident. Land sales are recognized when title passes to the purchaser upon closing, all material conditions of the sales contract have been met and a significant cash down payment or appropriate security is received, and collectability is evident.
Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application of changes in accounting principles to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This Statement is effective in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement requires companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective for the first quarter of the first fiscal year that begins after June 15, 2005 (the Company’s first fiscal quarter beginning January 1, 2006). We have evaluated the impact of the adoption of SFAS 123(R) and have determined that it will not have a material impact on our consolidated financial statements.
In December 2004, the FASB issued Staff Position 109-1, “Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). The American Jobs Creation Act, which was signed into law in October 2004, provides a tax deduction on qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The tax benefit resulting from the new deduction was effective for fiscal 2005. The impact of this law on our consolidated financial statements was a reduction in our current income tax expense of $0.4 million.
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
The following table presents a summary of our operating results for each of the last eight quarters:

	December 31		September 30		June 30		March 31
($ millions, except home closings
and per share amounts)	2005	2004	2005	2004	2005	2004	2005	2004
Total revenue	$559	$547	$267	$313	$253	$229	$152	$143
Gross margin	211	138	81	68	76	48	48	33
Contribution from bulk land sales to net income	34	9	2	—	—	—	3	—
Net income	130	89	38	29	32	18	19	10
Diluted earnings per share (1)	4.36	2.83	1.20	0.94	1.03	0.56	0.60	0.31
Home closings (units)	640	726	365	496	355	332	222	244
Total assets	1,330	1,082	1,262	1,021	1,140	969	1,069	1,067
Total debt	691	512	591	616	536	621	530	457

(1)	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.
Non-Arms Length Transactions
We are party to a license agreement with Brookfield Properties (US) Inc., an indirect wholly-owned subsidiary of Brookfield Properties, for the right to use the names “Brookfield” and “Brookfield Homes.” In addition, we have entered into an agreement with a subsidiary of Brookfield Asset Management Inc., our largest stockholder under which we can deposit cash on a demand basis to earn LIBOR plus 50 basis points. At December 31, 2005, the amount on deposit was nil. For details of these arrangements and other non-arms length transactions refer to “Certain Relationships and Related Transactions,” which is incorporated by reference into Item 13 of this report from our definitive 2006 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2006.
Forward-Looking Statements
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “planned,” “estimate,” “project,” “future,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The forward-looking statements in this annual report on Form 10-K include, among others, statements with respect to:

•	planned home closings, deliveries and land and lot sales (and the timing thereof);
•	sources of and strategies for future growth;
•	lot supply;
•	visibility of cash flow and earnings;
•	financing sources;
•	expectations of future cash flow;
•	valuation allowance;
•	the effect of interest rate changes;
•	strategic goals;
•	the effect on our business of existing lawsuits;
•	the adequacy of our land supply;
•	whether or not our letters of credit or performance bonds will be drawn upon;
•	acquisition strategies;
•	capital expenditures; and
•	the time of which construction and sales begin on a project.
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
Interest Rates
We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition, we have an interest rate swap contract which effectively fixes $60 million of our variable rate debt at 5.89% and an interest rate swap contract which effectively fixes $50 million of our variable interest rate debt at 6.54%. Based on our debt levels as of December 31, 2005, a 1% change up or down in interest rates would have either a negative or positive effect of approximately $4 million on our cash flows.
Our interest rate swaps are not designated as hedges under SFAS 133. We are exposed to market share risk associated with changes in the fair values of the swaps, and such changes must be reflected in our income statements. As of December 31, 2005, the fair value of the interest rate swaps was $2 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Stockholders of Brookfield Homes Corporation
We have audited the accompanying consolidated balance sheets of Brookfield Homes Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with Canadian Generally Accepted Auditing Standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brookfield Homes Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 1, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Independent Registered Chartered Accountants
Toronto, Ontario, Canada
February 1, 2006

BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		As at December 31
	Note	2005	2004
Assets
Housing and land inventory	2	$912,617	$679,930
Investments in housing and land joint ventures	3	53,260	59,810
Consolidated land inventory not owned	2	22,100	47,240
Receivables and other assets		94,081	73,986
Cash and cash equivalents	11	198,411	186,731
Deferred income taxes	6	49,417	33,924

		$1,329,886	$1,081,621

Liabilities and Equity
Project specific and other financings	4	$691,410	$512,098
Accounts payable and other liabilities	5	320,787	256,985
Minority interest	8	53,040	66,422
Preferred stock — 10,000,000 shares authorized, no shares issued	9	—	—
Common stock — 65,000,000 authorized, 32,073,781 shares issued and 27,378,181 outstanding (December 31, 2004 — 32,073,781 shares issued and 30,889,632 outstanding)	9	321	321
Additional paid-in capital	9	146,249	142,016
Treasury stock, at cost — 4,695,600 shares (December 31, 2004 — 1,184,149 shares)	9	(217,182)	(22,091)
Retained earnings	9	335,261	125,870

		$1,329,886	$1,081,621

See accompanying notes to consolidated financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		Years Ended December 31
	Note	2005	2004	2003
Revenue
Housing		$1,074,155	$1,169,073	$817,774
Land and other revenues		156,897	62,677	183,421

		1,231,052	1,231,750	1,001,195
Direct Cost of Sales	2	(815,423)	(945,387)	(790,877)

		415,629	286,363	210,318
Equity in earnings from housing and land joint ventures	3	65,084	61,394	22,055
Selling, general and administrative expense		(89,693)	(79,904)	(66,612)
Minority interest		(36,498)	(28,140)	(18,684)

Net Income Before Taxes		354,522	239,713	147,077
Income tax expense	6	(135,782)	(93,297)	(58,830)

Net Income		$218,740	$146,416	$88,247

Earnings Per Share
Basic	10	$7.17	$4.74	$2.78
Diluted	10	$7.04	$4.64	$2.75

Weighted Average Common Shares Outstanding (in thousands)
Basic	10	30,497	30,903	31,751
Diluted	10	31,071	31,547	32,048
See accompanying notes to consolidated financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(all dollar amounts are in thousands of U.S. dollars)

		Years Ended December 31
	Note	2005	2004	2003

Common Stock		$321	$321	$321

Additional Paid-in Capital
Opening balance	1	142,016	320,417	320,417
Stock option exercises	9	4,233	709	—
Special dividend	9	—	(179,110)	—

Ending balance		146,249	142,016	320,417

Treasury Stock
Opening balance	1	(22,091)	(21,695)	—
Share repurchases	9	(198,847)	(1,942)	(21,695)
Stock option exercises	9	3,756	1,546	—

Ending balance		(217,182)	(22,091)	(21,695)

Retained Earnings
Opening balance		125,870	83,215	—
Net income		218,740	146,416	88,247
Dividends	9	(9,349)	(4,942)	(5,032)
Special dividends	9	—	(98,819)	—

Ending balance		335,261	125,870	83,215

Total stockholders’ equity		$264,649	$246,116	$382,258

See accompanying notes to consolidated financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	Years Ended December 31
	2005	2004	2003
Cash Flows From Operating Activities
Net income	$218,740	$146,416	$88,247
Adjustments to reconcile net income to net cash provided by operating activities:
Distributed/(undistributed) income from housing and land joint ventures	11,319	(6,755)	(3,179)
Minority interest	36,498	28,140	18,684
Deferred income taxes	(10,955)	17,867	29,967
Other changes in operating assets and liabilities:
(Increase)/decrease in receivables and other assets	(20,095)	6,360	(5,812)
(Increase)/decrease in housing and land inventory	(232,057)	(115,374)	47,389
Increase in accounts payable and other	56,771	87,516	33,158

Net cash provided by operating activities	60,221	164,170	208,454

Cash Flows From Investing Activities
Investment in housing and land joint ventures	(35,980)	(46,064)	(28,417)
Recovery from housing and land joint ventures	31,211	71,207	34,357

Net cash (used in)/provided by investing activities	(4,769)	25,143	5,940

Cash Flows From Financing Activities
Net borrowings under revolving project specific and other financings	179,312	85,787	100,819
Repayment of subordinated debt	—	(137,294)	(98,300)
Distributions to minority interest	(24,858)	(24,510)	(8,421)
Contributions from minority interest	9,726	2,263	938
Exercise of stock options	244	85	—
Repurchase of common shares	(198,847)	(1,942)	(21,695)
Dividends paid in cash	(9,349)	(145,577)	(5,032)

Net cash used in financing activities	(43,772)	(221,188)	(31,691)

Increase/(decrease) in cash and cash equivalents	11,680	(31,875)	182,703
Cash and cash equivalents at beginning of year	186,731	218,606	35,903

Cash and cash equivalents at end of year	$198,411	$186,731	$218,606

Supplemental Cash Flow Information
Interest paid	$37,567	$31,788	$19,117
Income taxes paid	146,000	71,128	20,000
Non-cash (decrease)/increase in consolidated land inventory not owned	(24,510)	18,952	23,808
Dividends paid through issuance of subordinated debt	—	137,294	—
See accompanying notes to consolidated financial statements

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
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
(b)  Housing and Land Inventory
(i) Revenue recognition: Revenues from the sale of homes are recognized when title passes to the purchaser upon closing, wherein all proceeds are received or collectability is evident. Land sales are recognized when title passes to the purchaser upon closing, all material conditions of the sales contract have been met and a significant cash down payment or appropriate security is received and collectability is evident.

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

(iii) Capitalized costs: Capitalized costs include the costs of acquiring land, development and construction costs, interest, property taxes and overhead related to the development of land and housing. Direct costs are capitalized to individual homes and lots and other costs are allocated to each lot in proportion to our anticipated revenue.
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
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
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
Accordingly, the Company records the intrinsic value of these options and deferred share units as a liability using variable plan accounting as disclosed in accounts payable. The pro forma disclosures required by SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” are not included in the financial statements as the basis of accounting and disclosure for the options under SFAS 123, SFAS 148 and APB 25 would yield the same compensation expense as that already recognized in the financial statements presented.
(h)  Other Comprehensive Income
The Company adheres to U.S. GAAP reporting requirements with respect to the presentation and disclosure of other comprehensive income, however, it has been determined by management that no material differences exist between net income and comprehensive income for each of the periods presented.
(i)  Earnings Per Share
Earnings per share is computed in accordance with SFAS 128. Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the year. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding including all dilutive potentially issuable shares under various stock option plans.
(j)  Advertising Costs
The Company expenses advertising costs as incurred. For the years ended December 31, 2005, 2004 and 2003, the Company incurred advertising costs of $8.8 million, $5.1 million, and $6.1 million, respectively.
(k)  Segment Information
The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. For internal reporting purposes, the Company is organized into geographical housing and land regions. Because each of the Company’s geographical housing and land regions has similar economic characteristics, housing products and class of prospective buyers, the geographic housing and land regions have been aggregated into a single housing and land segment in accordance with SFAS 131, “Disclosure About Segments of an Enterprise and Related Information.”
All revenues are from external customers and are of origin in the United States. There were no customers that contributed 10% or more of the Company’s total revenues during the years ended December 31, 2005, 2004 or 2003. All of the Company’s assets are in the United States.
(l)  Warranty Costs
Estimated future warranty costs are accrued and charged to cost of sales at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
(m)  Variable Interest Entities
In December 2003, the Financial Accounting Standards Board (“FASB”) issued revised Interpretation 46 (“FIN 46R”), “Consolidation of Variable Interest Entities” (“VIEs”), an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” which replaces the previous version of FASB Interpretation 46 issued in January 2003 (“FIN 46”). The decision whether to consolidate a VIE begins with establishing that a VIE exists. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investor lacks one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity, and the right to receive the expected residual returns. The entity with the majority of the expected losses or expected residual return is considered to be the primary beneficiary of the entity and is required to consolidate such entity. The Company has determined they are the primary beneficiary of certain VIEs which are presented in these financial statements under “Consolidated land inventory not owned” with the interest of others included in “Minority interest.” See Notes 2 and 3 for further discussion on the consolidation of land option contracts and joint ventures.
(n)  Derivatives
The Company records derivatives at fair market value because hedge accounting is not applied.
(o)  Recent Accounting Pronouncements
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This Statement is effective in fiscal years beginning after December 15, 2005.
In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement requires companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective for the first quarter of the first fiscal year that begins after June 15, 2005 (the Company’s first fiscal quarter beginning January 1, 2006). The Company has evaluated the impact of the adoption of SFAS 123(R) and has determined that it will not have a material impact on its consolidated financial statements.
In December 2004, the FASB issued Staff Position 109-1, “Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). The American Jobs Creation Act, which was signed into law in October 2004, provides a tax deduction on qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The tax benefit resulting from the new deduction was effective for fiscal 2005. The impact of this law on the Company’s consolidated financial statements was a reduction of the current income tax expense of $0.4 million.
(p)  Reclassification
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2005 presentation. In particular, Treasury Stock, Common Stock and Additional Paid-in Capital, which were previously presented in aggregate, have been presented as separate items in the Consolidated Balance Sheet and Consolidated Statement of Stockholders’ Equity.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Note 2.   Housing and Land Inventory
Housing and land inventory includes homes completed and under construction and lots ready for construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	December 31
	2005	2004
Housing inventory	$441,912	$345,266
Model homes	20,837	19,179
Land and land under development	449,868	315,485

	$912,617	$679,930

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the years ended December 31, 2005, 2004 and 2003, interest incurred and capitalized by the Company was $37.6 million, $31.8 million and $19.1 million, respectively. Capitalized interest expensed as direct cost of sales for the same periods was $23.8 million, $29.1 million and $33.4 million, respectively.
Capitalized costs are expensed as costs of sales on a specific identification basis or on a relative value in proportion to anticipated revenue. Included in direct costs of sales is $750.1 million of costs related to housing revenue (2004 — $911.1 million) and $65.3 million of costs related to land sales and other revenues (2004 — $34.3 million).
In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions of such agreements. Under these option agreements, the Company will fund deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be VIEs, it is the primary beneficiary of options for 577 lots with an aggregate exercise price of $22.1 million (2004 — 375 lots with an aggregate exercise price of $47.2 million) which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $18.3 million (2004 — $42.8 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.
Housing and land inventory includes non-refundable deposits and other entitlement costs totaling $58.3 million (2004 — $36.0 million) in connection with options that are not required to be consolidated under the provision of FIN 46R. The total exercise price of these options is $720.6 million (2004 — $627.7 million) including the non-refundable deposits identified above. The number of lots which the Company has obtained an option to purchase, excluding those already consolidated, and their respective dates of expiry and their exercise price follows:

	Number	Total Exercise
Year of Expiry	of Lots	Price
2006	4,790	$233,363
2007	3,723	139,521
2008	341	33,983
Thereafter	7,748	313,696

	16,602	$720,563

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Note 3.   Investments in Housing and Land Joint Ventures
The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures follows:

	December 31
	2005	2004
Assets
Housing and land inventory	$357,833	$345,939
Other assets	64,866	54,510

	$422,699	$400,449

Liabilities and Equity
Accounts payable and other liabilities	$90,459	$46,313
Project specific financings	289,851	277,568
Investment and advances
Brookfield Homes	53,260	59,810
Others	(10,871)	16,758

	$422,699	$400,449

Revenue and Expenses
Revenue	$594,380	$466,260
Expenses	(299,898)	(265,277)

Net income	$294,482	$200,983

Company’s share of net income	$65,084	$61,394

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
The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At December 31, 2005, the Company had recourse guarantees of $2.0 million (2004 — $12.5 million) and limited maintenance guarantees of $91.6 million (2004 — $64.4 million) with respect to debt in its joint ventures.
Note 4.   Project Specific and Other Financings
The Company has total project specific and other financings outstanding as at December 31, 2005 of $691.4 million (2004 — $512.1 million).
Project specific financings of $600.8 million (2004 — $462.8 million) are revolving in nature, bear interest at floating rates with a weighted average rate of 7.4% as at December 31, 2005 (December 31, 2004 — 5.7%) and are secured by housing and land inventory. The weighted average rate was calculated as of the end of each period, based upon the amount of debt outstanding and the related interest rates applicable on that date.
Interest rates charged under project specific financings include LIBOR and prime rate pricing options. The maximum amount of borrowings during the years ended December 31, 2005, 2004 and 2003 were $600.8 million, $485.0 million, and $360.5 million, respectively. The average borrowings during 2005, 2004, 2003 were $528.8 million, $422.0 million, and $326.3 million, respectively.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Other financings of $90.6 million (2004 — $49.3 million) consist of unvested deferred compensation under the Company’s Long Term Participation Plan and mortgage loans. Other financings bear interest at a weighted average rate of 7.3% as at December 31, 2005 (December 31, 2004 — 5.3%).
Project specific and other financings mature as follows: 2006 — $379.7 million; 2007 — $265.1 million; 2008 — $39.8 million; and 2009 — $6.8 million.
Note 5.   Accounts Payable and Other Liabilities
The components of accounts payable and other liabilities included in the Company’s balance sheet are summarized as follows:

	December 31
	2005	2004
Trade payables and cost to complete accruals	$86,137	$74,388
Warranty costs	17,743	18,202
Customer deposits	12,307	9,147
Stock-based compensation	44,935	30,264
Due to minority interest	39,478	29,240
Accrued and deferred compensation	47,974	25,007
Income tax liabilities	65,039	58,808
Other accrued expenses	7,174	11,929

	$320,787	$256,985

Note 6.   Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The differences that give rise to the net deferred tax asset are as follows:

	December 31
	2005	2004
Compensation deductible for tax purposes when paid	$37,338	$28,614
Differences relating to properties	12,424	11,149
Valuation allowance	(345)	(5,839)

	$49,417	$33,924

SFAS 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. At December 31, 2005, the Company had a valuation allowance of $0.3 million (2004 — $5.8 million) for tax attributes that relate to the tax cost of properties in excess of the fair market value of properties at the time of reorganization of the Company which may not be realized. The Company reclassified $5.5 million (2004 — $5.0 million) of valuation allowance to accounts payable and other liabilities that relate to the realization of tax attributes that were subject to a valuation allowance. If these tax attributes are ultimately disallowed, the Company will owe additional tax.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
As described in Note 5, included in accounts payable and other liabilities is $65.0 million (2004 — $58.8 million) for income tax liabilities. The following table summarizes these amounts.

	December 31
	2005	2004
Current taxes payable	$13,904	$13,167
Other tax liabilities	51,135	45,641

	$65,039	$58,808

Included in other tax liabilities is $25.0 million (2004 — $25.0 million) related to the uncertainties in tax attributes which were recorded at the time of the Spin-off discussed in Note 1(a). On the Spin-off, the Company left the Brookfield Properties consolidated tax group with $115.0 million of net operating losses. The tax provisions that apply in connection with the reorganization, including the departure of a member of a consolidated group, are detailed and complex and thereby subject to uncertainty. In addition, for example, if the Brookfield Properties consolidated group of companies was reassessed for taxation years prior to 2003, this would have a direct impact on the net operating losses available to the Company on the Spin-off. Also included is an additional income tax liability of $22.5 million (2004 — $17.0 million) that relates to the tax cost of properties in excess of the fair value of properties as described above. The exact amount of these tax liabilities will be determined at the earlier of review of the Spin-off transaction by taxation authorities or 2008. A further liability of $3.6 million (2004 — $3.6 million) has been recorded in respect of tax positions taken.
The Company has computed the tax provisions for the periods presented based upon accounting income realized, adjusted for expenses that are not deductible for tax purposes. The provision for income taxes for each of the three years ended December 31, 2005, 2004 and 2003 follows:

	December 31
	2005	2004	2003
Current	$146,737	$75,430	$28,863
Deferred	(10,955)	17,867	29,967

	$135,782	$93,297	$58,830

A reconciliation of the statutory income tax rate and the effective rate follows:

	December 31
	2005	2004	2003
Statutory Federal rate	35.0%	35.0%	35.0%
State income tax	4.0%	3.9%	5.0%
Other	(0.7)%	—	—

Effective rate	38.3%	38.9%	40.0%

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
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
The following table sets out the number of common shares that employees of the Company may acquire under options granted under the Company’s stock option plan:

	December 31, 2005		December 31, 2004		December 31, 2003
		Weighted Average		Weighted Average		Weighted Average
		Per Share		Per Share		Per Share
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	756,625	$3.83	747,625	$1.20	542,625	$1.00
Granted	124,000	$36.25	95,000	$21.94	205,000	$1.74
Exercised	(202,049)	$1.26	(86,000)	$1.01	—	—
Cancelled	—	—	—	—	—	—

Outstanding, end of year	678,576	$10.52	756,625	$3.83	747,625	$1.20

Options exercisable at year end	138,526	$3.93	172,050	$1.17	108,525	$1.00

Pursuant to the terms of the stock option plan, the option exercise price for shares granted prior to April 2004 was adjusted by the $9.00 special dividend paid in April 2004.
The following table summarizes information about stock options held by employees of the Company outstanding at December 31, 2005:

	Options	Weighted	Options
	Outstanding at	Average	Exercisable at
	December 31,	Remaining	December 31,
Exercise Prices Per Share	2005	Contract Life	2005
$1.00	325,576	6.9 years	108,526
$1.74	134,000	7.2 years	11,000
$21.94	95,000	8.2 years	19,000
$36.25	124,000	9.2 years	—

Total compensation costs recognized in income for stock option employee compensation for the years ended December 31, 2005, 2004 and 2003 were $12.9 million, $11.9 million, and $5.1 million, respectively.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Deferred Share Unit Plan
The Company has adopted a Deferred Share Unit Plan (“DSUP”) under which certain of its executive officers and directors may, at their option, receive all or a portion of their annual bonus awards or retainers, respectively, in the form of deferred share units. The annual awards are convertible into units based on the closing price of the Company’s shares on the New York Stock Exchange on the date of the award. The portion of the annual bonus award elected by an officer to be received in units may, at the discretion of the Company’s Board of Directors, be increased by a factor of up to two times for purposes of calculating the number of units to be allocated under the plan. An executive or director who holds units will receive additional units as dividends are paid on shares of the Company’s common stock, on the same basis as if the dividends were reinvested. The units vest over a five year period and participants are allowed to redeem the units only upon ending their employment with the Company through retirement, termination or death, after which time the units terminate unless redeemed no later than 12 months following such retirement, termination or death. The cash value of the units, when redeemed, will be equivalent to the market value of an equivalent number of shares of the Company’s common stock where written notice of redemption is received.
The DSUP provides that no shares of the Company’s common stock will be issued, authorized, reserved, purchased or sold at any time in connection with units allocated and under no circumstances are units considered shares of common stock, or entitle any participation to the exercise of any other rights arising from the ownership of shares of common stock. As of December 31, 2005, the Company had granted 567,714 units under the DSUP all of which were outstanding at December 31, 2005, and of which 287,609 units are vested and 280,104 units vest over the next five years. The pro forma disclosures required under SFAS 123 are not included in the financial statements as they would yield the same compensation expense as that which is already recognized in the financial statements presented. Total compensation costs recognized in income in connection with the DSUP for the years ended December 31, 2005, 2004 and 2003 were $9.8 million, $10.2 million and $2.6 million, respectively. Compensation costs recognized in income will fluctuate based on the year end share price.
Note 8.   Minority Interest
Minority interest represents the equity in consolidated subsidiaries that are owned by others. Total minority interest as at December 31, 2005 of $53.0 million (2004 — $66.4 million) consisted of the following:
(a)  Ownership interests of certain business unit presidents of the Company totaling $32.8 million (2004 — $21.6 million). In the event a business unit president (“Minority Member”) of the Company is no longer employed by an affiliate of the Company, the Company has the right to purchase the Minority Member’s interest and the Minority Member has the right to require the Company to purchase their interest. Should such rights be exercised, the purchase price will be based on the then bulk sales value. Included in accounts payable and other liabilities is $39.5 million (2004 — $29.2 million) of amounts due to minority interest.
(b)  Third party investments of consolidated variable interest entities of $18.2 million (2004 — $42.8 million).
(c)  Preferred shares issued by a wholly-owned subsidiary of $2.0 million (2004 — $2.0 million).
Note 9.   Stockholders’ Equity
(a)  Preferred Stock — The Company currently does not have shares of preferred stock outstanding.
(b)  Common Stock Repurchases — In February 2003, the Company’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to $40 million of the Company’s outstanding common stock. In August 2003, the Company’s Board of Directors also approved a “Dutch Auction” tender offer which expired on September 30, 2003. During 2003, the Company repurchased a total of 1,192,749 shares for an aggregate purchase price of $21.7 million or approximately $18.19 per share. During 2004, the Company repurchased a total of 76,400 shares for an aggregate purchase price of $1.9 million or approximately $25.42 per share. In February and December 2005, the Company’s Board of Directors approved increases of $19 million and $50 million, respectively, in the

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
share repurchase program. During 2005, the Company repurchased a total of 707,500 shares under this program for an aggregate purchase price of $33.8 million or approximately $47.84 per share. In October 2005, the Company’s Board of Directors authorized the Company to commence a tender offer to purchase up to 3,000,000 shares of its common stock at a fixed price of $55.00 per share. The offer commenced October 14 and expired November 15, 2005. The Company purchased 3,000,000 of its common stock for $165.0 million, including expenses, in connection with the tender offer. No shares repurchased pursuant to the Company’s stock repurchase plan have been cancelled and all are available for distribution.
(c)  Dividends — During the year, the Company’s Board of Directors declared a semi-annual cash dividend of $0.16 per common share payable in June and December.
(d)  Special Dividend — On April 30, 2004, the Company paid a special dividend of $9.00 per common share, $277.9 million in the aggregate, consisting of $140.6 million in cash and $137.3 million in principal amount of the Company’s 12% senior subordinated notes due 2020. The subordinated notes were redeemed by the Company on December 20, 2004 at par. The special dividend has been reflected as a reduction of retained earnings accumulated from the date of the Spin-off (see Note 1) to April 30, 2004, the date the special dividend was paid, with the balance reflected as a reduction of additional paid-in capital.
(e)  Exercise of Stock Options — During the year ended December 31, 2005, certain officers exercised options to purchase a total of 202,049 shares of the Company’s common stock at an average price of $1.26 per share. During the year ended December 31, 2004, certain officers exercised options to purchase a total of 86,000 shares of the common stock at an average price of $1.01 per share.
Note 10.   Earnings Per Share
Basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 were calculated as follows (in thousands except per share amounts):

	Years Ended December 31
	2005	2004	2003
Numerator:
Net income	$218,740	$146,416	$88,247

Denominator:
Basic average shares outstanding	30,497	30,903	31,751
Net effect of stock options assumed to be exercised	574	644	297

Diluted average shares outstanding	31,071	31,547	32,048

Basic earnings per share	$7.17	$4.74	$2.78

Diluted earnings per share	$7.04	$4.64	$2.75

Note 11.   Commitments, Contingent Liabilities and Other
(a)  The Company, in the normal course of its business, has issued performance bonds and letters of credit pursuant to various facilities which at December 31, 2005, amounted to $266.4 million (December 31, 2004 — $305.0 million, 2003 — $271.5 million) and $21.4 million (December 31, 2004 — $19.6 million, 2003 — $16.2 million), respectively. The majority of these commitments have been issued to municipal authorities as part of the obligations of the Company in connection with the land servicing requirements.
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

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
(d)  The Company had demand deposits included in cash and cash equivalents of nil at December 31, 2005 (2004 — $125.0 million) with a financial subsidiary of the Company’s largest stockholder, Brookfield Asset Management Inc.
(e)  When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the State where the Company conducts business which range up to ten years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Balance, at beginning of year	$18,202	$14,917	$13,709
Payments made during the year	(5,246)	(3,624)	(1,691)
Warranties issued during the year	4,787	6,909	2,899

Balance, at end of year	$17,743	$18,202	$14,917

(f)  The Company leases certain facilities under non-cancelable operating leases. Rental expense incurred by the Company amounted to $2.6 million for 2005 (2004 — $2.4 million). At December 31, 2005, future minimum rent payments under these operating leases were $3.9 million for 2006, $3.0 million for 2007, $2.3 million for 2008, $1.6 million for 2009 and $0.3 million thereafter.
(g)  The Company entered into an interest rate swap contract during the third quarter of 2004 which effectively fixes $60.0 million of the Company’s variable rate debt at 5.89% until the contract expires in 2009. At December 31, 2005, the fair market value of this contract was $1.7 million. During the second quarter of 2005, the Company entered into an additional interest rate swap contract which effectively fixes $50.0 million of the Company’s variable rate debt at 6.54% until the contract expires in 2010. At December 31, 2005, the fair market value of this contract was $0.4 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2005, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of December 31, 2005, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
There was no change in our internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. We have not identified any material weakness in our internal control over financial reporting.
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
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Stockholders of Brookfield Homes Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Brookfield Homes Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 1, 2006 expressed an unqualified opinion on those financial statements.
Independent Registered Chartered Accountants
Toronto, Ontario, Canada
February 1, 2006

Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
Information about our directors and the remaining information called for by this item is incorporated by reference from our 2006 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2006 (120 days after the end of our fiscal year). The following table provides the name, age and position of each of our current executive officers and significant employees.

Name	Age	Position Held
Officers:
Ian G. Cockwell	58	President and Chief Executive Officer
Paul G. Kerrigan	38	Executive Vice President, Chief Financial Officer and Treasurer
Shane D. Pearson	33	Vice President and Secretary
William B. Seith	56	Executive Vice President, Risk Management

Significant Employees:
Stephen P. Doyle	48	President, Brookfield Homes San Diego Holdings LLC
Adrian Foley	43	President, Brookfield Homes Southland Holdings LLC
Robert Hubbell	48	President, Brookfield Washington LLC
John J. Ryan	46	President, Brookfield Homes Bay Area Holdings LLC
Richard T. Whitney	42	President, Brookfield California Land Holdings LLC

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
Stephen Doyle was appointed President of our San Diego / Riverside business unit in 1996. Mr. Doyle has 26 years of experience in the real estate industry. Prior to joining Brookfield Properties, Mr. Doyle spent 15 years working for other California homebuilders. Mr. Doyle is a licensed attorney and registered civil engineer in California.
Adrian Foley was appointed President of our Southland / Los Angeles business unit in 2004. Mr. Foley has 19 years of experience in the real estate industry. Prior to joining Brookfield in 1996, Mr. Foley was employed by another California homebuilder. Mr. Foley holds a bachelors degree in Construction from the University of London.
Robert Hubbell was appointed President of our Washington D.C. Area business unit in 1998. Mr. Hubbell has 22 years of experience in the real estate industry and has been with Brookfield for 16 years. Mr. Hubbell holds a bachelors degree in civil engineering.

John Ryan was appointed President of our San Francisco Bay Area business unit in 1995. Mr. Ryan has 22 years of real estate and development experience. After six years as a manager in public accounting, specializing in real estate, Mr. Ryan spent eight years with another public homebuilder before joining Brookfield Properties in 1995. Mr. Ryan is a licensed Certified Public Accountant and general contractor.
Richard Whitney was appointed President of Brookfield California Land Holdings LLC in 2002. Prior to his appointment, Mr. Whitney served as Senior Vice President, Finance of Brookfield Residential Group. Mr. Whitney joined Brookfield Properties in 1994.
Item 11. Executive Compensation
The information called for by this item is incorporated by reference from our 2006 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2006 (120 days after the end of our fiscal year).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated by reference from our 2006 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2006 (120 days after the end of our fiscal year), except for the information required by this item with respect to equity compensation plans which is set forth under Item 5 of this annual report on Form 10-K and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
The information called for by this item is incorporated by reference from our 2006 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2006 (120 days after the end of our fiscal year).
Item 14. Principal Accounting Fees and Services
The information called for by this item is incorporated by reference from our 2006 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2006 (120 days after the end of our fiscal year).
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February, 2006.

Brookfield Homes Corporation
By:	/s/ IAN G. COCKWELL
Ian G. Cockwell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. BRUCE FLATT J. Bruce Flatt	Chairman of the Board	February 24, 2006

/s/ IAN G. COCKWELL Ian G. Cockwell	President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2006

/s/ PAUL G. KERRIGAN Paul G. Kerrigan	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2006
/s/ JOAN H. FALLON Joan H. Fallon	Director	February 24, 2006

/s/ ROBERT A. FERCHAT Robert A. Ferchat	Director	February 24, 2006

/s/ BRUCE T. LEHMAN Bruce T. Lehman	Director	February 24, 2006

/s/ ALAN NORRIS Alan Norris	Director	February 24, 2006

/s/ TIMOTHY R. PRICE Timothy R. Price	Director	February 24, 2006

/s/ DAVID M. SHERMAN David M. Sherman	Director	February 24, 2006

/s/ ROBERT L. STELZL Robert L. Stelzl	Director	February 24, 2006

EXHIBIT INDEX

Exhibit	Description
2.1	Purchase Agreement between Brookfield California Holdings Inc. and Brookfield Homes Corporation, effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
2.2	Purchase Agreement between Brookfield Homes (US) Inc. and Brookfield Homes Holdings Inc., effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
2.3	Purchase Agreement between Brookfield Washington Inc. and Brookfield Homes Holdings Inc., effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.3 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
2.4	Purchase Agreement between Brookfield Homes of California Inc. and Brookfield Homes Holdings Inc., effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.4 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
2.5	Purchase Agreement between Brookfield Washington Inc., Brookfield Homes of California Inc. and Brookfield Homes Corporation, effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.5 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
2.6	Purchase Agreement between Brookfield Homes of California Inc. and Intercontinental Investment & Development Bank Corporation, effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.6 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
3.1	Amended and Restated Certificate of Incorporation — Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
3.2	By-laws — Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
4.1	Description of Common Stock (see Article FOURTH of Exhibit A to Exhibit 3.1) — Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
4.2	Form of Deposit Facility — Incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2004.
4.3*	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments.
10.1	License Agreement — Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
10.2†	Form of Stock Option Plan — Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
10.3†	Form of Deferred Share Unit Plan — Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
21.1	List of Subsidiaries — Incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
31.1*	Rule 13a-14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.
31.2*	Rule 13a-14(a) certification by Paul G. Kerrigan, Executive Vice President, Chief Financial Officer and Treasurer.
32.1*	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

†	Executive Officers management contract or compensatory plan or arrangement
Copies of the exhibits filed with or incorporated by reference into this annual report on Form 10-K do not accompany copies of this annual report on Form 10-K distributed to our stockholders. We will furnish a copy of any of such exhibits to any stockholder requesting the same.