Form 10-Q
period 2006-03-31
BROOKFIELD HOMES CORP
filed 2006-05-10
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission File Number: 001 – 31524
BROOKFIELD HOMES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	37-1446709
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8500 Executive Park Avenue
Suite 300
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
Yes ☑                    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐                    No ☑
As of May 3, 2006, the registrant had outstanding 27,087,206 shares of its common stock, $0.01 par value per share.

INDEX
BROOKFIELD HOMES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		March 31,	December 31,
	Note	2006	2005
Assets

Housing and land inventory	2	$999,520	$912,617
Investments in housing and land joint ventures	3	60,728	53,260
Consolidated land inventory not owned	2	18,925	22,100
Receivables and other assets		43,323	94,081
Cash and cash equivalents		63,915	198,411
Deferred income taxes		48,754	49,417

		$1,235,165	$1,329,886

Liabilities and Equity

Project specific and other financings		$672,015	$691,410
Accounts payable and other liabilities		231,218	320,787
Minority interest	2	52,454	53,040
Preferred stock - 10,000,000 shares authorized, no shares issued		—	—
Common — 65,000,000 shares authorized, 32,073,781 shares issued and 27,287,206 outstanding (December 31, 2005 — 32,073,781 shares issued and 27,378,181 outstanding)		321	321
Additional paid-in-capital		146,890	146,249
Treasury stock, at cost — 4,786,575 shares (December 31, 2005 — 4,695,600 shares)		(221,860)	(217,182)
Retained earnings		354,127	335,261

		$1,235,165	$1,329,886

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		(Unaudited)
		Three Months Ended
		March 31,
	Note	2006	2005
Revenue
Housing		$121,823	$143,083
Land and other revenues		21,075	9,072

		142,898	152,155
Direct Cost of Sales	2	(91,724)	(103,978)

		51,174	48,177
Equity in earnings from housing and land joint ventures	3	907	7,312
Selling, general and administrative expense		(19,253)	(21,224)
Minority interest		(2,251)	(3,209)

Net Income Before Taxes		30,577	31,056
Income tax expense		(11,711)	(12,112)

Net Income		$18,866	$18,944

Earnings Per Share
Basic	4	$0.69	$0.61
Diluted	4	$0.68	$0.60
Weighted Average Common Shares Outstanding (in thousands)
Basic	4	27,375	30,865
Diluted	4	27,817	31,517
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Three Months Ended
	March 31,
	2006	2005
Common Stock	$321	$321

Additional Paid-in Capital
Opening balance	146,249	142,016
Stock option exercises	641	—

Ending balance	146,890	142,016

Treasury Stock
Opening balance	(217,182)	(22,091)
Share repurchases	(9,698)	(956)
Stock option exercises	5,020	—

Ending balance	(221,860)	(23,047)

Retained Earnings
Opening balance	335,261	125,870
Net income	18,866	18,944

Ending balance	354,127	144,814

Total stockholders’ equity	$279,478	$264,104

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Three Months Ended
	March 31,
	2006	2005
Cash Flows From Operating Activities
Net income	$18,866	$18,944
Adjustments to reconcile net income to net cash used in operating activities:
Distributed income from housing and land joint ventures	486	29
Minority interest	2,251	3,209
Deferred income taxes	682	(592)
Other changes in operating assets and liabilities:
Decrease in receivables and other assets	50,758	44,187
Increase in housing and land inventory	(89,793)	(109,338)
Decrease in accounts payable and other	(70,457)	(40,165)

Net cash used in operating activities	(87,207)	(83,726)

Cash Flows From Investing Activities
Investments in housing and land joint ventures	(8,933)	(5,379)
Recovery from housing and land joint ventures	979	15,513

Net cash (used in)/provided by investing activities	(7,954)	10,134

Cash Flows From Financing Activities
Net (repayments)/borrowings under revolving project specific and other financings	(19,395)	17,800
Distributions to minority interest	(12,017)	(9,489)
Contributions from minority interest	1,667	4,172
Repurchase of common shares	(9,698)	(956)
Exercise of stock options	108	—

Net cash (used in)/provided by financing activities	(39,335)	11,527

Decrease in cash and cash equivalents	(134,496)	(62,065)
Cash and cash equivalents at beginning of period	198,411	186,731

Cash and cash equivalents at end of period	$63,915	$124,666

Supplemental Cash Flow Information

Interest paid	$12,026	$5,771

Income taxes paid	$14,565	$39,411

Non-cash decrease in consolidated land inventory not owned	$6,065	$6,602
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, they should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments necessary for fair presentation of the accompanying consolidated financial statements have been made.
The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of income for the three months March 31, 2006 are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
(b) Earnings Per Share
Earnings per share is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) 128. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding including all dilutive potentially issuable shares under various stock option plans.
(c) Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement requires companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement became effective January 1, 2006 for the Company and did not have a material impact on its consolidated financial statements. See Note 5, “Stock-Based Compensation”, for further discussion on share-based payments.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
(d) Variable Interest Entities
In December 2003, the Financial Accounting Standards Board (“FASB”) issued revised Interpretation 46 (“FIN 46R”), “Consolidation of Variable Interest Entities” (“VIEs”), an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” which replaces the previous version of FASB Interpretation 46 issued in January 2003 (“FIN 46”). The decision whether to consolidate a VIE begins with establishing that a VIE exists. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investor lacks one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity, and the right to receive the expected residual returns. The entity with the majority of the expected losses or expected residual return is considered to be the primary beneficiary of the entity and is required to consolidate such entity. The Company has determined that it is the primary beneficiary of certain VIEs which are presented in these financial statements under “Consolidated land inventory not owned” with the interest of others included in “Minority interest.” See Notes 2 and 3 for further discussion on the consolidation of land option contracts and joint ventures.
(e) Reclassification
Certain prior period amounts in the consolidated financial statements have been reclassified to conform with the March 31, 2006 presentation. In particular, Treasury Stock, Common Stock and Additional Paid-in Capital, which were previously presented in aggregate, have been presented as separate items in the Consolidated Balance Sheet and Consolidated Statement of Stockholders’ Equity.
Note 2. Housing and Land Inventory
Housing and land inventory includes homes completed, homes under construction, lots ready for construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	March 31,	December 31,
	2006	2005
Housing inventory	$459,743	$441,912
Model homes	38,810	20,837
Land and land under development	500,967	449,868

	$999,520	$912,617

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three months ended March 31, 2006 and 2005, interest incurred and capitalized by the Company was $12.0 million and $5.8 million, respectively. Capitalized interest expensed for the same periods was $2.7 million and $3.1 million, respectively.
Capitalized costs are expensed as costs of sales on a specific identification basis or on a relative value basis in proportion to anticipated revenue. Included in direct cost of sales is $84.7 million of costs related to housing revenue for the three months ended March 31, 2006 (March 31, 2005 – $101.6 million) and $7.0 million of costs related to land sales and other revenues (March 31, 2005 – $2.4 million).
In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions of such agreements. Under these option agreements, the Company will fund deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be VIEs, it is the primary beneficiary of options for 577 lots with an aggregate exercise price of $18.9 million (December 31, 2005 – 577 lots with an aggregate exercise price of $22.1 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $12.2 million (December 31, 2005 – $18.3 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Housing and land inventory includes non-refundable deposits and other costs totaling $74.1 million (December 31, 2005 – $58.3 million) in connection with options that are not required to be consolidated under the provisions of FIN 46R. The total exercise price of these options is $776.7 million (December 31, 2005 — $720.6 million) including the non-refundable deposits identified above. The number of lots for which the Company has obtained an option to purchase, excluding those already consolidated, and their respective dates of expiry and their exercise price are as follows:

	Number	Total
Year of	of	Exercise
Expiry	Lots	Price
2006	3,777	$210,923
2007	3,807	159,627
2008	418	53,983
Thereafter	8,226	352,144

	16,228	$776,677

The Company holds agreements for a further 3,763 acres of land that may provide upon obtaining entitlements additional lots. However, based on the current stage of land entitlement, the Company has concluded at this time that the level of uncertainty in entitling these properties does not warrant including them in the above totals.
Note 3. Investments in Housing and Land Joint Ventures
The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures is as follows:

	March 31,	December 31,
	2006	2005
Assets
Housing and land inventory	$336,871	$357,833
Other assets	48,577	64,866

	$385,448	$422,699

Liabilities and Equity
Accounts payable and other liabilities	$57,616	$90,459
Project specific financings	230,707	289,851
Investment and advances Brookfield Homes	60,728	53,260
Others	36,397	(10,871)

	$385,448	$422,699

	Three Months Ended
	March 31,
	2006	2005
Revenue and Expenses
Revenue	$10,832	$44,349
Expenses	(8,846)	(28,803)

Net income	$1,986	$15,546

Company’s share of net income	$907	$7,312

In reporting the Company’s share of net income, all inter-company profits or losses from housing and land joint ventures are eliminated on lots purchased by the Company.
Joint ventures in which the Company has a non-controlling interest are accounted for using the equity method. In addition, the Company has performed an evaluation of its existing joint venture relationships by applying the provisions of FIN 46R. The Company has determined that for those entities for which this interpretation applies, none of these joint ventures were considered to be a VIE requiring consolidation pursuant to the requirements of FIN 46R.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At March 31, 2006, the Company had recourse guarantees of $2.7 million (December 31, 2005 — $2.0 million) and limited maintenance guarantees of $61.7 million (December 31, 2005 — $91.6 million) with respect to debt in its joint ventures. As of March 31, 2006, the fair market value of the recourse guarantees was insignificant.
Note 4. Earnings Per Share
Basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 were calculated as follows (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net income	$18,866	$18,944

Denominator:
Basic average shares outstanding	27,375	30,865
Net effect of stock options assumed to be exercised	442	652

Diluted average shares outstanding	27,817	31,517

Basic earnings per share	$0.69	$0.61

Diluted earnings per share	$0.68	$0.60

Note 5. Stock Based Compensation
Pursuant to the Company’s stock option plan, Brookfield Homes grants options to purchase shares of the Company’s common stock at market price of the shares on the day the options are granted. A maximum of two million shares are authorized for issuance under the plan.
Prior to January 1, 2006, the Company accounted for stock option grants in accordance with APB 25. Accordingly, the Company recorded the intrinsic value of options as a liability using variable plan accounting. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified-prospective-transition method.
As a result of adopting SFAS 123R, the incremental charge to net income before taxes and net income for the three months ended March 31, 2006 was $0.5 million and $0.3 million, respectively. The impact of adopting SFAS 123R on both basic and diluted earnings per share for the three months ended March 31, 2006 was an additional expense of $0.01 per share.
Compensation expense related to the Company’s stock options during the three months ended March 31, 2006 was $2.8 million (2005 – $5.5 million). If the Company had adopted the provisions of SFAS 123R in 2005, there would be no change to net income before taxes, net income or earnings per share.
The fair value of each of the Company’s stock option awards is estimated at each reporting date using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock option awards, which are subject to graded vesting, is expensed over the vesting period of the stock options. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option award granted. The Company uses historical data to estimate stock option exercises and forfeitures within its valuation model. The expected term of stock option awards granted for some participants is derived from historical exercise experience under the Company’s share-based payment plan and represents the period of time that stock option awards granted are expected to be outstanding. The expected term of stock options granted for the remaining participants is derived by using the short cut method.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The significant weighted average assumptions relating to the valuation of the Company’s stock options for the three months ended March 31, 2006 were as follows:

2006
Dividend yield	0.57% – 0.88%
Volatility rate	33%
Risk-free interest rate	4.8%
Expected option life (years)	1.0 – 7.0

The following table sets out the number of common shares that employees of the Company may acquire under options granted under the Company’s stock option plan:

	March 31, 2006
		Weighted
		Average for
		Share Exercise
	Shares	Price
Outstanding, January 1, 2006	678,576	$10.52
Granted	140,000	$52.00
Exercised	(108,525)	$1.00
Cancelled	—	—

Outstanding, March 31, 2006	710,051	$20.15

Options exercisable at March 31, 2006	114,801	$15.88

Note 6. Commitments, Contingent Liabilities and Other
(a) The Company is party to various legal actions arising in the ordinary course of business. Management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.
(b) When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the State where the Company conducts business which range up to ten years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the three months ended March 31, 2006 and 2005:

	2006	2005
Balance, January 1	$17,743	$18,202
Payments made during the period	(773)	(716)
Warranties issued during the period	1,489	1,198

Balance, March 31	$18,459	$18,684

(c) The Company entered into an interest rate swap contract during the third quarter of 2004 which effectively fixes $60.0 million of the Company’s variable rate debt at 5.89% until the contract expires in 2009. At March 31, 2006, the fair market value of the contract was $2.4 million and is included in receivables and other assets. During the second quarter of 2005, the Company entered into an additional interest rate swap contract which effectively fixes $50.0 million of the Company’s variable rate debt at 6.54% until the contract expires in 2010. At March 31, 2006, the fair market value of the contract was $1.1 million and is included in Receivables and other assets. Income of $1.4 million was recognized during the three months ended March 31, 2006 and was included in Land and other revenues (March 31, 2005 — $1.3 million). Both interest rate swaps are recorded at fair market value because hedge accounting has not been applied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance and that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” and Item 1A – “Risk Factors” elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
The 29,660 lots that we control, 12,855 of which we own directly or through joint ventures, provide a strong foundation for our future homebuilding business and visibility on our future cash flow and earnings. The lots we own directly or through joint ventures represent approximately an eight year lot supply, based on 2006 planned home closings of 1,625.
Homebuilding is our primary source of revenue and has represented approximately 90% of our total revenue since 2001. Our operations are positioned to close annually between 1,600 and 2,000 homes. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price for the three months ended March 31, 2006 of $634,000 was well in excess of the national average sales price. We also sell serviced and unserviced lots to other homebuilders generally on an opportunistic basis where we can redeploy capital to an asset providing higher returns or reduce risk, in a market. We have previously announced the possible sale of 1,500 lots. To date, we have closed 386 of these lots for net income of $13 million, or $0.46 per share.
In addition to our housing and land inventory and investments in housing and land joint ventures which together comprised 87% of our total assets as of March 31, 2006, we had $64 million in cash and cash equivalents and $92 million in other assets. Other assets consist of homebuyer receivables of $12 million, deferred income taxes of $49 million, and mortgages and other receivables of $31 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes.
Since 2001, our revenues and net income have grown at compounded annual growth rates of 12% and 53%, respectively. Over the same period, we generated over $400 million in operating cash flow that was used mainly to return cash to shareholders. At the same time, we believe we have positioned our business for future growth through the selective optioning or acquisition of a significant number of large projects and the level of lots controlled. Our recent growth is primarily the result of strong economic fundamentals in the markets in which we operate and our success in acquiring strategic parcels of land.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2006 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2005.

Results of Operations
Selected Financial Information

	Three Months Ended
	March 31,
($ millions)	2006	2005
Revenue:
Housing	$122	$143
Land and other revenues	21	9

Total revenues	143	152
Direct cost of sales	(92)	(104)

Gross margin	51	48
Equity in earnings from housing and land joint ventures	1	7
Selling, general and administrative expense	(19)	(21)

Operating income	33	34
Minority interest	(2)	(3)

Net income before taxes	31	31
Income tax expense	(12)	(12)

Net income	$19	$19

Selected Operating Data

Home closings (units):
San Francisco Bay Area	7	34
Southland / Los Angeles	30	24
San Diego / Riverside	47	83
Washington D.C. Area	108	81

Total	192	222

Average selling price:
San Francisco Bay Area	$1,212,000	$844,000
Southland / Los Angeles	709,000	1,113,000
San Diego / Riverside	637,000	586,000
Washington D.C. Area	575,000	484,000

Average	$634,000	$645,000

Net new orders (units): (1)
San Francisco Bay Area	15	63
Southland / Los Angeles	103	94
San Diego / Riverside	40	159
Washington D.C. Area	69	201

Total	227	517

Backlog (units at end of period): (2)
San Francisco Bay Area	20	83
Southland / Los Angeles	238	156
San Diego / Riverside	75	357
Washington D.C. Area	157	315

Total	490	911

Lots controlled (units at end of period):
Lots owned:
San Francisco Bay Area	1,032	1,368
Southland / Los Angeles	1,270	614
San Diego / Riverside	6,648	6,435
Sacramento	310	310
Washington D.C. Area	3,595	3,991

	12,855	12,718
Lots under option	16,805	17,030

Total	29,660	29,748

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations, excluding joint ventures.

(2)	Backlog represents the number of new homes subject to pending sales contracts, excluding joint ventures.

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005
Net Income
Net income was $19 million for the three months ended March 31, 2006, consistent with the three months ended March 31, 2005.
Results of Operations
Housing revenues were $122 million for the three months ended March 31, 2006, a decrease of $21 million over the three months ended March 31, 2005. The decrease in housing revenue for the three months ended March 31, 2006 was due primarily to a decrease in home closings.
The gross margin on housing revenues for the three months ended March 31, 2006 was $37 million or 31% compared with $41 million or 29% for the same period in 2005. The increase in the gross margin percentage is due to a higher percentage of home closings in San Diego and the Washington D.C. Area where our housing margins are the highest as we are building on land that we entitled and developed.
Land and other revenues totaled $21 million for the three ended March 31, 2006, an increase of $12 million over the three months ended March 31, 2005. The increase in land and other revenues for the three months ended March 31, 2006 was primarily due to an increase in the number of lots sold. Our land revenues may vary significantly from period to period due to the timing and the nature of land sales, as they generally occur on an opportunistic basis.
The gross margin on land and other revenues for the three months ended March 31, 2006 was $14 million compared with $7 million for the same period in 2005. The increase is due to the bulk sale of 114 lots which contributed $8 million to our gross margin.
Equity in earnings from housing and land joint ventures for the three months ended March 31, 2006 was $1 million, a decrease of $6 million, over the three months ended March 31, 2005. The decrease in earnings was primarily a result of the bulk sale of 41 lots during the three months ended March 31, 2005 in Southern California held in a joint venture, which contributed earnings of $5 million.
Other Expenses
Selling, general and administrative expense was $19 million for the three months ended March 31, 2006 and $21 million for the three months ended March 31, 2005. These expenses typically vary with the level of housing revenues. In addition, for the three months ended March 31, 2006 and 2005, selling, general and administrative expense included stock compensation costs of $5 million and $9 million, respectively.
Sales Activity
Net new orders for the quarter ended March 31, 2006 totaled 227 units, compared to 517 units in the first quarter of 2005. The decline in net new orders was primarily in the San Diego/Riverside and Washington D.C. markets with 251 fewer net new orders, when compared to the first quarter of 2005, resulting from a slower, and more competitive market environment. The decline of 48 units in new orders in the San Francisco Bay Area market is a result of fewer homes available for sale with only one active selling community. In January 2006, the Company forecasted 3,125 home and bulk lot closings for 2006. With the current San Diego/Riverside and Washington market conditions, it will be mid-summer 2006 when a better assessment of the 2006 home closings will be made. The Company continues to anticipate bulk lot sale closings of 1,500 units during 2006, of which 386 units have been closed to-date for net income of $13 million or $0.46 per share.
Liquidity and Capital Resources
Financial Position
Our total assets as of March 31, 2006 were $1,235 million, a decrease of $95 million compared to December 31, 2005. The decrease is due primarily to decreases in cash and cash equivalents and in receivables and other assets, partially offset by an increase in housing and land inventory.
Our total debt as of March 31, 2006 was $672 million, a decrease of $19 million compared to December 31, 2005. Total debt as of March 31, 2006 consisted mainly of project specific financings, which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major project specific lenders are Bank of America, Housing Capital Corporation and

Wells Fargo. Other debt comprises deferred compensation on which interest is paid at prime, and loans outstanding relating to mortgages we originated that are repaid when the underlying mortgages are sold to permanent lenders. As of March 31, 2006, the average interest rate on our debt was 7.9%, with maturities as follows:

	Maturities
($ millions)	2006	2007	2008	Post 2008	Total
San Francisco Bay Area	$67	$39	$—	$—	$106
Southland / Los Angeles	62	50	—	—	112
San Diego / Riverside	126	128	—	—	254
Washington D.C. Area	78	46	21	—	145
Other	—	30	18	7	55

Total	$333	$293	$39	$7	$672

Cash Flow
Our principal uses of working capital include purchases of land, land development and home construction. Cash flows for each of our communities depend upon the applicable stage of the development cycle and can differ substantially from reported earnings. Early stages of development require significant cash outlays for land acquisitions, site approvals and entitlements, construction of model homes, roads, certain utilities and other amenities and general landscaping. Because these costs are capitalized, income reported for financial statement purposes during such early stages may significantly exceed cash flow. Later, cash flow can significantly exceed earnings reported for financial statement purposes, as cost of sales includes charges for substantial amounts of previously expended costs. A summary of lots owned and their stage of development at March 31, 2006 compared with the same period last year follows:

	2006	2005
Housing units and model homes	991	926
Lots ready for house construction	1,130	721
Graded lots and lots commenced grading	2,711	1,351
Undeveloped land	8,023	9,720

	12,855	12,718

Cash used in our operating activities during the three months ended March 31, 2006 was $87 million compared with cash used of $84 million for the same period in 2005. We normally invest capital in the first half of a year as we build out our backlog of homes. We also purchased 800 lots previously held under option for $17 million.
Cash used in our investing activities in joint ventures for the three months ended March 31, 2006 was $8 million, compared with cash provided of $10 million for the same period in 2005. The decrease in cash flow during the three months ended March 31, 2006 is primarily a result of contributions of capital in our joint ventures in San Diego during the three months ended Mach 31, 2006 and the bulk sale of 41 lots in Southern California during the three months ended March 31, 2005.
Cash used by our financing activities for three months ended March 31, 2006 was $39 million compared with cash provided of $12 million for the same period in 2005. The decrease in cash flow is primarily due to an increase in share repurchases and repayment of debt.
Contractual Obligations and Other Commitments
Our contractual obligations and other commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
We generally fund the development of our communities through the use of project specific financings. As of March 31, 2006, we had available project specific debt lines of $262 million that were available to complete land development and construction activities.
A total of $626 million of our project specific and other financings mature prior to the end of 2007. The high level of maturities in 2006 and 2007 is due to our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate sufficient cash flow from our assets in 2006 and 2007 to repay these obligations. Our net debt to total capitalization ratio as of March 31, 2006, which is defined as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 65% compared to 61% at December 31, 2005. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2005 entitled “Risk Factors — Our Debt and Leverage Could Adversely Affect our Financial Condition.”
In connection with our project specific financings, Brookfield Homes Holdings Inc., a wholly-owned subsidiary, is required to maintain a tangible net worth of at least $250 million. In addition, our project specific financings require Brookfield Homes Holdings Inc. to maintain a net debt to capitalization ratio of no greater than 65% and a debt to tangible net worth ratio of no greater than 1.75 to 1.
During the third quarter of 2004, we entered into an interest rate swap contract which effectively fixes $60 million of our variable rate debt at 5.89% until the contract expires in 2009. During the second quarter of 2005, we entered into an additional interest rate swap contract that effectively fixes $50 million of our variable rate debt at 6.54% until the contract expires in 2010. At March 31, 2006, the fair market value of these contracts was $3.5 million.
Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control lots for an extended period of time, until options expire and/or we are ready to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of March 31, 2006, we had $81 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options is $796 million. Pursuant to FIN 46R, as defined in Note 1 to our consolidated financial statements included elsewhere in this Form 10-Q, we have consolidated $19 million of these option contracts.
Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q for additional information on our lot options.
We also control 4,160 lots through joint ventures, formed to own housing and land assets with joint venture partners. As of March 31, 2006, our investment in housing and land joint ventures was $61 million. We have provided varying levels of guarantees of debt in our joint ventures. As of March 31, 2006, we had recourse guarantees of $3 million and limited maintenance guarantees of $62 million with respect to debt in our joint ventures.
We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of March 31, 2006, we had for these purposes $26 million in letters of credit outstanding and $265 million in performance bonds. The costs to complete related to our letters of credit and performance bonds are $21 million and $124 million, respectively. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.
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
Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:
•	changes in general economic, real estate and other conditions;

•	mortgage rate changes;

•	availability of suitable undeveloped land at acceptable prices;

•	adverse legislation or regulation;

•	ability to obtain necessary permits and approvals for the development of our land;

•	availability of labor or materials or increases in their costs;

•	ability to develop and market our master-planned communities successfully;

•	confidence levels of consumers;

•	ability to raise capital on favorable terms;

•	adverse weather conditions and natural disasters;

•	relations with the residents of our communities;

•	risks associated with increased insurance costs or unavailability of adequate coverage;

•	ability to obtain surety bonds;

•	competitive conditions in the homebuilding industry, including product and pricing pressures; and

•	additional risks and uncertainties, many of which are beyond our control, referred to in our Form 10-K for the year ended December 31, 2005 and our other SEC filings.
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
Interest Rates
We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition, we have an interest rate swap contract which effectively fixes $60 million of our variable rate debt at 5.89% and an interest rate swap contract which effectively fixes $50 million of our variable interest rate debt at 6.54%. Based on our net debt levels as of March 31, 2006, a 1% change up or down in interest rates would have either a negative or positive effect of approximately $5 million on our cash flows.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of the end of our fiscal quarter ended March 31, 2006, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
There was no change in our internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are party to various legal actions arising in the ordinary course of our business. We believe that none of these actions, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors approved a share repurchase program that allows us to repurchase in aggregate up to $109 million of our outstanding common shares. Since the initial approval of the program in February 2003, the following annual share repurchases have been made under the program: 2003 — 1,192,749 shares at an average price of $18.19; 2004 — 76,400 shares at an average price of $25.39; 2005 — 707,500 shares at an average price of $47.81. In addition, during the first quarter of 2006 we repurchased 199,500 shares at an average price of $48.58. At March 31, 2006, the remaining amount approved for repurchases is $42 million. Separately, during the fourth quarter of 2005 we repurchased 3,000,000 of our shares through a fixed price tender offer at a purchase price of $55.00 per share.

				Maximum
			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of Publicly	May Yet be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased (1)	Paid Per Share	Programs	or Programs
January 1, 2005 — January 31, 2006	10,000	$48.90	10,000	$51,639,294
February 1, 2006 — February 28, 2006	145,000	$49.20	145,500	$44,480,459
March 1, 2006 — March 31, 2006	44,000	$46.45	44,000	$42,436,744

Total	199,500	$48.58	199,500	$42,436,744

(1)	All shares were purchased pursuant to the publicly announced plan in open-market transactions.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of May, 2006.

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