Form 10-Q
period 2006-06-30
BROOKFIELD HOMES CORP
filed 2006-08-09
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes  ☐     No  ☑
As of August 3, 2006, the registrant had outstanding 26,604,506 shares of its common stock, $0.01 par value per share.

INDEX
BROOKFIELD HOMES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		June 30,	December 31,
	Note	2006	2005
Assets

Housing and land inventory	2	$1,001,161	$912,617
Investments in housing and land joint ventures	3	64,731	53,260
Consolidated land inventory not owned	2	17,925	22,100
Receivables and other assets		41,307	94,081
Cash and cash equivalents		74,767	198,411
Deferred income taxes		45,792	49,417

		$1,245,683	$1,329,886

Liabilities and Equity

Project specific and other financings	7	$681,204	$691,410
Accounts payable and other liabilities	4	219,920	320,787
Minority interest	2	53,017	53,040
Preferred stock – 10,000,000 shares authorized, no shares issued		—	—
Common – 65,000,000 shares authorized, 32,073,781 shares issued (December 31, 2005 – 32,073,781 shares issued)		321	321
Additional paid-in-capital		146,730	146,249
Treasury stock, at cost – 5,469,275 shares (December 31, 2005 – 4,695,600 shares)		(247,355)	(217,182)
Retained earnings		391,846	335,261

		$1,245,683	$1,329,886

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		(Unaudited)
		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2006	2005	2006	2005
Revenue

Housing		$193,682	$237,424	$315,505	$380,507
Land and other revenues		38,780	15,006	59,855	24,078

		232,462	252,430	375,360	404,585
Direct Cost of Sales	2	(158,461)	(176,557)	(250,185)	(280,535)

		74,001	75,873	125,175	124,050
Equity in earnings from housing and land joint ventures	3	763	2,279	1,670	9,591
Selling, general and administrative expense		(1,819)	(19,763)	(21,072)	(40,987)
Minority interest		(3,153)	(5,780)	(5,404)	(8,989)

Net Income Before Taxes		69,792	52,609	100,369	83,665
Income tax expense		(26,730)	(20,254)	(38,441)	(32,366)

Net Income		$43,062	$32,355	$61,928	$51,299

Earnings Per Share
Basic	5	$1.60	$1.05	$2.28	$1.66
Diluted	5	$1.57	$1.03	$2.24	$1.63
Weighted Average Common Shares Outstanding (in thousands)
Basic	5	26,996	30,998	27,185	30,932
Diluted	5	27,388	31,555	27,602	31,536
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Six Months Ended
	June 30,
	2006	2005

Common Stock	$321	$321

Additional Paid-in Capital
Opening balance	146,249	142,016
Stock option exercises	481	4,233

Ending balance	146,730	146,249

Treasury Stock
Opening balance	(217,182)	(22,091)
Share repurchases	(36,671)	(5,550)
Stock option exercises	6,498	3,756

Ending balance	(247,355)	(23,885)

Retained Earnings
Opening balance	335,261	125,870
Net income	61,928	51,299
Dividends	(5,343)	(4,968)

Ending balance	391,846	172,201

Total stockholders’ equity	$291,542	$294,886

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cash Flows From Operating Activities
Net income	$43,062	$32,355	$61,928	$51,299
Adjustments to reconcile net income to net cash used in operating activities:
Distributed income from housing and land joint ventures	504	209	990	238
Minority interest	3,153	5,780	5,404	8,989
Deferred income taxes	3,096	(369)	3,778	(961)
Other changes in operating assets and liabilities:
Decrease/(increase) in receivables and other assets	2,016	(1,275)	52,774	42,912
Increase in housing and land inventory	(1,833)	(35,552)	(91,626)	(144,890)
(Decrease)/increase in accounts payable and other	(10,690)	50,229	(81,147)	10,064

Net cash (used in)/provided by operating activities	39,308	51,377	(47,899)	(32,349)

Cash Flows From Investing Activities
Investments in housing and land joint ventures	(10,158)	(4,299)	(19,091)	(9,678)
Recovery from housing and land joint ventures	5,651	13,393	6,630	28,906

Net cash (used in)/provided by investing activities	(4,507)	9,094	(12,461)	19,228

Cash Flows From Financing Activities
Net (repayments)/borrowings under revolving project specific and other financings	9,189	5,654	(10,206)	23,454
Distributions to minority interest	(2,100)	(10,293)	(14,117)	(19,782)
Contributions from minority interest	1,222	4,070	2,889	8,242
Repurchase of common shares	(26,973)	(4,594)	(36,671)	(5,550)
Exercise of stock options	56	244	164	244
Dividends paid in cash	(5,343)	(4,968)	(5,343)	(4,968)

Net cash (used in)/provided by financing activities	(23,949)	(9,887)	(63,284)	1,640

(Decrease)/increase in cash and cash equivalents	10,852	50,584	(123,644)	(11,481)
Cash and cash equivalents at beginning of period	63,915	124,669	198,411	186,731

Cash and cash equivalents at end of period	$74,767	$175,250	$74,767	$175,250

Supplemental Cash Flow Information

Interest paid	$13,071	$10,841	$25,097	$16,612

Income taxes paid	$24,245	$4,584	$38,810	$43,995
Non-cash decrease in consolidated land inventory not owned	$1,192	$6,703	$7,257	$13,305
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, they should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments necessary for fair presentation of the accompanying consolidated financial statements have been made.
The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of income for the three months and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.
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
(c) Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB 109, “Accounting for Income Taxes”. This Interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect of this Interpretation on its consolidated financial statements.
In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement requires companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement became effective January 1, 2006 for the Company and did not have a material impact on its consolidated financial statements. See Note 6, “Stock-Based Compensation”, for further discussion on share-based payments.
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
(e) Segment Information
The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. For internal reporting purposes, the Company is organized into geographical housing and land regions. Because each of the Company’s geographical housing and land regions has similar economic characteristics, housing products and class of prospective buyers, the geographic housing and land regions have been aggregated into a single housing and land segment in accordance with SFAS 131, “Disclosure About Segments of an Enterprise and Related Information”.
(f) Reclassification
Certain prior period amounts in the consolidated financial statements have been reclassified to conform with the June 30, 2006 presentation. In particular, Treasury Stock, Common Stock and Additional Paid-in Capital, which were previously presented in aggregate, have been presented as separate items in the Consolidated Balance Sheet and Consolidated Statement of Stockholders’ Equity.
Note 2. Housing and Land Inventory
Housing and land inventory includes homes completed, homes under construction, lots ready for construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	June 30,	December 31,
	2006	2005
Housing inventory	$463,099	$441,912
Model homes	31,636	20,837
Land and land under development	506,426	449,868

	$1,001,161	$912,617

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three months ended June 30, 2006 and 2005 and for the six months ended June 30, 2006 and 2005, interest incurred and capitalized by the Company was $13.1 million and $10.8 million, $25.1 million and $16.6 million, respectively. Capitalized interest expensed for the same periods was $3.6 million, $5.8 million, $6.3 million, and $8.9 million, respectively.
Capitalized costs are expensed as costs of sales on a specific identification basis or on a relative value basis in proportion to anticipated revenue. Included in direct cost of sales is $140.6 million and $225.3 million of costs related to housing revenue for the three and six months ended June 30, 2006 (June 30, 2005 – $165.8 million and $267.4 million) and $17.9 million and $24.9 million of costs related to land sales and other revenues (June 30, 2005 – $10.7 million and $13.1 million).
In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions of such agreements. Under these option agreements, the Company will fund deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be VIEs, it is the primary beneficiary of options for 573 lots with an aggregate exercise price of $17.9 million (December 31, 2005 – 577 lots with an aggregate

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
exercise price of $22.1 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $11.0 million (December 31, 2005 – $18.3 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.
Housing and land inventory includes non-refundable deposits and other costs totaling $90.6 million (December 31, 2005 – $58.3 million) in connection with options that are not required to be consolidated under the provisions of FIN 46R. The total exercise price of these options is $786.3 million (December 31, 2005 – $720.6 million) including the non-refundable deposits identified above. The number of lots for which the Company has obtained an option to purchase, excluding those already consolidated, and their respective dates of expiry and their exercise price are as follows:

	Number	Total
	of	Exercise
Year of Expiry	Lots	Price
2006	3,650	$194,780
2007	3,873	151,407
2008	538	72,725
Thereafter	8,351	367,417

	16,412	$786,329

The Company holds agreements for a further 3,660 acres of land that may provide upon obtaining entitlements additional lots. However, based on the current stage of land entitlement, the Company has concluded at this time that the level of uncertainty in entitling these properties does not warrant including them in the above totals.
Note 3. Investments in Housing and Land Joint Ventures
The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures is as follows:

	June 30,	December 31,
	2006	2005
Assets
Housing and land inventory	$423,813	$357,833
Other assets	35,578	64,866

	$459,391	$422,699

Liabilities and Equity
Project specific financings	$280,923	$289,851
Accounts payable and other liabilities	48,677	90,459
Investment and advances
Brookfield Homes	64,731	53,260
Others	65,060	(10,871)

	$459,391	$422,699

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue and Expenses	2006	2005	2006	2005
Revenue	$19,391	$27,747	$30,223	$72,096
Expenses	(17,677)	(22,044)	(26,523)	(50,847)

Net income	$1,714	$5,703	$3,700	$21,249

Company’s share of net income	$763	$2,279	$1,670	$9,591

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
The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At June 30, 2006, the Company had recourse guarantees of $1.7 million (December 31, 2005 – $2.0 million) and limited maintenance guarantees of $83.5 million (December 31, 2005 – $91.6 million) with respect to debt in its joint ventures. As of June 30, 2006, the fair market value of the recourse guarantees was insignificant.
Note 4. Accounts Payable and Other Liabilities
The components of accounts payable and other liabilities included in the Company’s balance sheet are summarized as follows:

	June 30,	December 31,
	2006	2005
Trade payables and cost to complete accruals	$53,518	$86,137
Warranty costs	18,627	17,743
Customer deposits	8,727	12,307
Stock-based compensation	27,421	44,935
Due to minority interest	26,420	39,478
Accrued and deferred compensation	16,974	47,974
Income tax liabilities	61,108	65,039
Other accrued expenses	7,125	7,174

	$219,920	$320,787

Note 5. Earnings Per Share
Basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income	$43,062	$32,355	$61,928	$51,299

Denominator:
Basic average shares outstanding	26,996	30,998	27,185	30,932
Net effect of stock options assumed to be exercised	392	557	417	604

Diluted average shares outstanding	27,388	31,555	27,602	31,536

Basic earnings per share	$1.60	$1.05	$2.28	$1.66

Diluted earnings per share	$1.57	$1.03	$2.24	$1.63

Note 6. Stock Based Compensation
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
As a result of adopting SFAS 123R, the incremental charge to net income for the three and six months ended June 30, 2006 was $0.2 million and $0.5 million, respectively. The impact of adopting SFAS 123R on both basic and diluted earnings per share for the three months and six months ended June 30, 2006 was an additional expense of $0.01 and $0.02 per share.
Compensation expense related to the Company’s stock options during the three and six months ended June 30, 2006 was income of $6.2 million and $3.4 million (2005 expense – $2.7 million and $8.2 million). If the Company had adopted the provisions of SFAS 123R in 2005, the incremental charge to net income for the three and six months ended June 30, 2005 would have been $0.3 million. The impact on both basic and diluted earnings per share for the three and six months ended June 30, 2005 would have been an additional expense of $0.01 per share.
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
The significant weighted average assumptions relating to the valuation of the Company’s stock options for the three and six months ended June 30, 2006 were as follows:

2006
Dividend yield	1.21%
Volatility rate	42%
Risk-free interest rate	5.2%
Expected option life (years)	1.0 – 7.0

The following table sets out the number of common shares that employees of the Company may acquire under options granted under the Company’s stock option plan:

	June 30, 2006
		Weighted
		Average per
		Share Exercise
	Shares	Price
Outstanding, January 1, 2006	678,576	$10.52
Granted	140,000	$52.00
Exercised	(140,525)	$1.17
Cancelled	—	—

Outstanding, June 30, 2006	678,051	$21.02

Options exercisable at June 30, 2006	82,801	$21.35

Note 7. Commitments, Contingent Liabilities and Other
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

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
(b) When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the State where the Company conducts business which range up to ten years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the six months ended June 30, 2006 and 2005:

	2006	2005
Balance, January 1	$17,743	$18,202
Payments made during the period	(1,588)	(1,896)
Warranties issued during the period	2,472	2,591

Balance, June 30	$18,627	$18,897

(c) The Company entered into an interest rate swap contract during the third quarter of 2004 which effectively fixes $60.0 million of the Company’s variable rate debt at 5.89% until the contract expires in 2009. At June 30, 2006, the fair market value of the contract was $2.8 million and is included in Receivables and other assets. During the second quarter of 2005, the Company entered into an additional interest rate swap contract which effectively fixes $50.0 million of the Company’s variable rate debt at 6.54% until the contract expires in 2010. At June 30, 2006, the fair market value of the contract was $1.7 million and is included in Receivables and other assets. Income of $0.9 million and $2.3 million was recognized during the three and six months ended June 30, 2006 and was included in Land and other revenues (June 30, 2005 – $(2.2) million and $(0.9) million). Both interest rate swaps are recorded at fair market value because hedge accounting has not been applied.
(d) During the second quarter, the Company entered into an unsecured revolving credit facility with a financial subsidiary of the Company’s largest stockholder, Brookfield Asset Management Inc., in an aggregate principal amount not to exceed $50.0 million. Included in Project specific and other financings is $15.0 million related to this facility. The interest rate on this facility is LIBOR plus 2.00%.
(e) During July 2006, the Company entered into an equity swap transaction maturing in July 2007 at an average cost per share of $26.72, which effectively fixes the stock compensation liability on 620,000 shares which is included in Accounts payable and other liabilities.

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
Outlook
After benefiting in 2005 from increases in home prices, in 2006 we continue to experience a slowdown in our housing markets, particularly in the San Diego and Washington D.C. Area. This slowdown is a result of negative homebuyer sentiment and increases in resale inventories. During these challenging times, we continue to proactively manage our assets and entitle our land options.
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
The 29,451 lots that we control, 12,466 of which we own directly or through joint ventures, provide a strong foundation for our future homebuilding business and visibility on our future cash flow and earnings. The lots we own directly or through joint ventures represent approximately a ten year lot supply, based on 2006 planned home closings of 1,200 to 1,300.
Homebuilding is our primary source of revenue and has represented approximately 90% of our total revenue since 2001. Our operations are positioned to close up to 2,000 homes annually. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price for the six months ended June 30, 2006 of $695,000 was well in excess of the national average sales price. We also sell serviced and unserviced lots to other homebuilders generally on an opportunistic basis where we can redeploy capital to an asset providing higher returns or reduce risk, in a market. We have previously announced the possible sale of 1,500 lots during 2006. To date, we have closed 436 of these lots for net income of $15 million, or $0.54 per share.
In addition to our housing and land inventory and investments in housing and land joint ventures which together comprised 87% of our total assets as of June 30, 2006, we had $75 million in cash and cash equivalents and $87 million in other assets. Other assets consist of homebuyer receivables of $9 million, deferred income taxes of $46 million, and mortgages and other receivables of $32 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes.
Since 2001, our revenues and net income have grown at compounded annual growth rates of 12% and 53%, respectively. Over the same period, we generated approximately $500 million in operating cash flow that was used mainly to return cash to shareholders. At the same time, we believe we have positioned our business for future growth through the selective optioning or acquisition of a significant number of large projects and the level of lots controlled.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2006 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2005.

Results of Operations
    Selected Financial Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ millions)	2006	2005	2006	2005
Revenue:
Housing	$193	$238	$315	$381
Land and other revenues	39	15	60	24

Total revenues	232	253	375	405
Direct cost of sales	(158)	(177)	(250)	(281)

Gross margin	74	76	125	124
Equity in earnings from housing and land joint ventures	1	2	2	9
Selling, general and administrative expense	(2)	(20)	(21)	(41)

Operating income	73	58	106	92
Minority interest	(4)	(6)	(6)	(9)

Net income before taxes	69	52	100	83
Income tax expense	(26)	(20)	(38)	(32)

Net income	$43	$32	$62	$51

Selected Operating Data

Home closings (units):
San Francisco Bay Area	23	25	30	59
Southland / Los Angeles	89	53	119	77
San Diego / Riverside	72	182	119	265
Washington D.C. Area	78	95	186	176

Total	262	355	454	577

Average selling price:
San Francisco Bay Area	$1,164,000	$794,000	$1,175,000	$823,000
Southland / Los Angeles	812,000	1,277,000	786,000	1,225,000
San Diego / Riverside	644,000	568,000	641,000	573,000
Washington D.C. Area	619,000	489,000	594,000	487,000

Average	$739,000	$669,000	$695,000	$659,000

Net new orders (units): (1)
San Francisco Bay Area	30	54	45	117
Southland / Los Angeles	95	61	198	155
San Diego / Riverside	54	183	94	342
Washington D.C. Area	76	204	145	405

Total	255	502	482	1,019

Backlog (units at end of period): (2)
San Francisco Bay Area	27	112
Southland / Los Angeles	244	164
San Diego / Riverside	57	358
Washington D.C. Area	155	424

Total	483	1,058

Lots controlled (units at end of period):
Lots owned:
San Francisco Bay Area	1,008	1,341
Southland / Los Angeles	1,049	575
San Diego / Riverside	6,576	6,253
Sacramento	310	310
Washington D.C. Area	3,523	4,038

	12,466	12,517
Lots under option	16,985	17,801

Total	29,451	30,318

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations, excluding joint ventures.

(2)	Backlog represents the number of new homes subject to pending sales contracts, excluding joint ventures.

Three Months and Six Months Ended June 30, 2006 Compared with Three Months and Six Months Ended June 30, 2005
Net Income
Net income was $43 million and $62 million for the three and six months ended June 30, 2006, an increase of $11 million over the same periods in 2005. The increase in net income for the three and six months ended June 30, 2006 was primarily attributable to an increase in bulk land sales and income from stock compensation accruals which is included in selling, general and administrative expense offset by a lower contribution from housing operations.
Results of Operations
Housing revenues were $193 million and $315 million for the three and six months ended June 30, 2006, a decrease of $45 million and $66 million over the three and six months ended June 30, 2005, respectively. The decrease in housing revenue for the three and six months ended June 30, 2006 was due primarily to a decrease in home closings.
The gross margin on housing revenues for the three months ended June 30, 2006 was $53 million or 27.4% compared with $72 million or 30.2% for the same period in 2005. The gross margin on housing revenues for the six months ended June 30, 2006, was $90 million or 28.6% compared with $113 million or 29.9% for the same period in 2005. The decrease in the gross margin percentage is due to a lower percentage of home closings in San Diego and the Washington D.C. Area where our housing margins are currently higher as we are building on land that we entitled and developed.
Land and other revenues totaled $39 million for the three months ended June 30, 2006, an increase of $24 million over the three months ended June 30, 2005. For the six months ended June 30, 2006, land and other revenues were $60 million, an increase of $36 million over the same period in 2005. The increase in land and other revenues for the three months ended June 30, 2006 was primarily due to the bulk sale of 322 lots for revenue of $33 million. Our land revenues may vary significantly from period to period due to the timing and the nature of land sales, as they generally occur on an opportunistic basis.
The gross margin on land and other revenues for the three and six months ended June 30, 2006 was $21 million and $35 million compared with $4 million and $11 million for the same periods in 2005. The increase for the three months is due to the bulk sale of 322 lots which contributed $17 million to our gross margin.
Equity in earnings from housing and land joint ventures for the three months ended June 30, 2006 was $1 million, a decrease of $1 million, over the three months ended June 30, 2005. For the six months ended June 30, 2006, equity in earnings from housing and land joint ventures was $2 million, a decrease of $7 million over the same period in 2005. The decrease in earnings was primarily a result of the bulk sale of 41 lots during the six months ended June 30, 2005 in Southern California held in a joint venture, which contributed earnings of $5 million.
Other Expenses
Selling, general and administrative expense was $2 million and $20 million for the three months ended June 30, 2006 and 2005 and $21 million and $41 million for the six months ended June 30, 2006 and 2005. These expenses normally vary with the level of housing revenues, however for the three months ending June 30, 2006, selling, general and administrative expense decreased significantly as it includes stock compensation income of $15 million as a result of a 36% reduction in our share price during the quarter compared to an expense for stock compensation of $5 million for the same period in 2005.
Sales Activity
Net new orders for the quarter ended June 30, 2006 totaled 255 units. The Company’s current estimated range of home closings for the year ending December 31, 2006 is 1,200 to 1,300 homes, a decrease of between 18% and 24% when compared to the home closings for the year ended December 31, 2005. The decline in net new orders continues to be primarily in the San Diego / Riverside and Washington D.C. markets with 257 fewer net new orders, when compared to the second quarter of 2005. The decline in net new orders results from an overall more competitive market environment as resale inventories increase and potential homebuyers take a wait and see approach.

Liquidity and Capital Resources
Financial Position
Our total assets as of June 30, 2006 were $1,246 million, a decrease of $84 million compared to December 31, 2005. The decrease is due primarily to decreases in cash and cash equivalents and in receivables and other assets, partially offset by an increase in housing and land inventory.
Our total debt as of June 30, 2006 was $681 million, a decrease of $10 million compared to December 31, 2005. Total debt as of June 30, 2006 consisted mainly of project specific financings, which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major project specific lenders are Bank of America, Housing Capital Corporation, Wells Fargo Bank and Union Bank of California. Other debt comprises deferred compensation on which interest is paid at prime, loans outstanding relating to mortgages we originated that are repaid when the underlying mortgages are sold to permanent lenders, and a promissory note due to a subsidiary of our largest stockholder, Brookfield Asset Management Inc. As of June 30, 2006, the average interest rate on our debt was 8.2%, with maturities as follows:

	Maturities
($ millions)	2006	2007	2008	Post 2008	Total
San Francisco Bay Area	$60	$31	$15	$—	$106
Southland / Los Angeles	30	85	3	—	118
San Diego / Riverside	107	131	7	—	245
Washington D.C. Area	70	48	24	—	142
Other	—	45	18	7	70

Total	$267	$340	$67	$7	$681

Cash Flow
Our principal uses of working capital include purchases of land, land development and home construction. Cash flows for each of our communities depend upon the applicable stage of the development cycle and can differ substantially from reported earnings. Early stages of development require significant cash outlays for land acquisitions, site approvals and entitlements, construction of model homes, roads, certain utilities and other amenities and general landscaping. Because these costs are capitalized, income reported for financial statement purposes during such early stages may significantly exceed cash flow. Later, cash flow can significantly exceed earnings reported for financial statement purposes, as cost of sales includes charges for substantial amounts of previously expended costs. A summary of lots owned and their stage of development at June 30, 2006 compared with the same period last year follows:

	2006	2005
Housing units and model homes	1,048	1,232
Lots ready for house construction	993	800
Graded lots and lots commenced grading	2,919	1,201
Undeveloped land	7,506	9,284

	12,466	12,517

Cash used in our operating activities during the six months ended June 30, 2006 was $48 million compared with cash used of $32 million for the same period in 2005. We normally invest capital in the first half of a year as we build out our backlog of homes. We also purchased over 900 lots previously held under option for $27 million which was offset by proceeds on the bulk sale of 322 lots of $33 million.
Cash used in our investing activities in joint ventures for the six months ended June 30, 2006 was $12 million, compared with cash provided of $19 million for the same period in 2005. The decrease in joint venture cash flow when comparing the six months ended June 30, 2006 to the six months ended June 30, 2005 is primarily a result of a bulk sale of 41 lots during 2005 in Southern California.
Cash used by our financing activities for six months ended June 30, 2006 was $63 million compared with cash provided of $2 million for the same period in 2005. The decrease in cash flow is primarily due to an increase in share repurchases and repayment of debt.

Contractual Obligations and Other Commitments
Our contractual obligations and other commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
We generally fund the development of our communities through the use of project specific financings. As of June 30, 2006, we had available project specific debt lines of $279 million that were available to complete land development and construction activities.
A total of $607 million of our project specific and other financings mature prior to the end of 2007. The high level of maturities in 2006 and 2007 is due to our expected project completions over this period. Although the level of our short term maturing debt is high, we expect to generate sufficient cash flow from our assets in 2006 and 2007 to repay these obligations. Our net debt to total capitalization ratio as of June 30, 2006, which is defined as total interest-bearing debt, less cash, divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 64% compared to 61% at December 31, 2005. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2005 entitled “Risk Factors – Our Debt and Leverage Could Adversely Affect our Financial Condition.”
Our project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of the Company, to maintain a tangible net worth of between $200 million and $250 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth ratio of no greater than 2.50 to 1. As of June 30, 2006, the Company has the capacity to fully draw its available project specific debt lines of $279 million.
During the third quarter of 2004, we entered into an interest rate swap contract which effectively fixes $60 million of our variable rate debt at 5.89% until the contract expires in 2009. During the second quarter of 2005, we entered into an additional interest rate swap contract that effectively fixes $50 million of our variable rate debt at 6.54% until the contract expires in 2010. At June 30, 2006, the fair market value of these contracts was $4.5 million.
During July 2006, we entered into an equity swap transaction maturing in July 2007 at an average cost per share of $26.72, which effectively fixes our stock compensation liability on 620,000 shares.
Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control lots for an extended period of time, until options expire and/or we are ready to sell the land or construct homes. This reduces our financial risk associated with land holdings. As of June 30, 2006, we had $97 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options is $804 million. Pursuant to FIN 46R, as defined in Note 1 to our consolidated financial statements included elsewhere in this Form 10-Q, we have consolidated $18 million of these option contracts. Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q for additional information on our lot options.
We also control 3,870 lots through joint ventures. As of June 30, 2006, our investment in housing and land joint ventures was $65 million. We have provided varying levels of guarantees of debt in our joint ventures. As of June 30, 2006, we had recourse guarantees of $2 million and limited maintenance guarantees of $83 million with respect to debt in our joint ventures.
We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of June 30, 2006, we had for these purposes $26 million in letters of credit outstanding and $245 million in performance bonds. The costs to complete related to our letters of credit and performance bonds are $22 million and $117 million, respectively. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.

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
Interest Rates
We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition, we have an interest rate swap contract which effectively fixes $60 million of our variable rate debt at 5.89% and an interest rate swap contract which effectively fixes $50 million of our variable interest rate debt at 6.54%. Based on our net debt levels as of June 30, 2006, a 1% change up or down in interest rates would have either a negative or positive effect of approximately $5 million on our cash flows.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of the end of our fiscal quarter ended June 30, 2006, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
There was no change in our internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are party to various legal actions arising in the ordinary course of our business. We believe that none of these actions, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors approved a share repurchase program that allows us to repurchase in aggregate up to $109 million of our outstanding common shares. Since the initial approval of the program in February 2003, the following annual share repurchases have been made under the program: 2003 — 1,192,749 shares at an average price of $18.19; 2004 — 76,400 shares at an average price of $25.39; 2005 — 707,500 shares at an average price of $47.81. In addition, during the first six months of 2006 we repurchased 914,200 shares at an average price of $40.08. At June 30, 2006, the remaining amount approved for repurchases was $15 million, which was subsequently increased to $50 million by our Board of Directors on July 20, 2006. Separately, during the fourth quarter of 2005 we repurchased 3,000,000 of our shares through a fixed price tender offer at a purchase price of $55.00 per share.

				Maximum
			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of Publicly	May Yet be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs
April 1, 2006 – April 30, 2006	80,000	$47.02	80,000	$38,674,945
May 1, 2006 – May 31, 2006	320,000	$40.50	320,000	$25,713,656
June 1, 2006 – June 30, 2006	314,700	$32.50	314,700	$15,484,760

Total / Balance June 30, 2006	714,700	$37.71	714,700	$15,484,760

July 20, 2006 Program Increase				34,515,240

Dollar Value of Program at July 20, 2006				$50,000,000

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
Our 2006 Annual Meeting of Stockholders was held on May 3, 2006. The following proposals were submitted to and approved by security holders at the Annual Meeting. All numbers reported are shares of our common stock.
1. The election of nine directors to hold office in accordance with our By-laws until the 2007 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

Nominee	For	Withheld Authority
Ian G. Cockwell	23,691,933	15,209
Joan H. Fallon	23,694,337	12,805
Robert A. Ferchat	23,694,642	12,500
J. Bruce Flatt	23,642,201	64,941
Bruce T. Lehman	23,694,237	12,905
Alan Norris	23,662,606	44,536
Timothy R. Price	23,662,706	44,436
David M. Sherman	23,694,197	12,945
Robert L. Stelzl	23,694,197	12,945
2. The ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the 2006 fiscal year.

For	Against	Abstain

23,701,977	4,449	716
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits.
4.1	Revolving Credit Facility dated June 12, 2006.

31.1	Rule 13a - 14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.

31.2	Rule 13a - 14(a) certification by Paul G. Kerrigan, Executive Vice President and Chief Financial Officer.

32.1	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August, 2006.

BROOKFIELD HOMES CORPORATION
By:	/s/ PAUL G. KERRIGAN
Paul G. Kerrigan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

4.1	Revolving Credit Facility dated June 12, 2006.

31.1	Rule 13a - 14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.

31.2	Rule 13a - 14(a) certification by Paul G. Kerrigan, Executive Vice President and Chief Financial Officer.

32.1	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer.