Form 10-Q
period 2006-09-30
BROOKFIELD HOMES CORP
filed 2006-11-09
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 31, 2006, the registrant had outstanding 26,554,506 shares of its common stock, $0.01 par value per share.

INDEX
BROOKFIELD HOMES CORPORATION
The Company’s independent registered chartered accountants have substantially completed their review of the financial statements that accompany this Form 10-Q as required by Rule 10–01(d) of Regulation S–X. However, due to an outstanding SEC comment on segment disclosure, they are unable to finalize their review until this comment is resolved. See Note 8(g) to the unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		September 30,	December 31,
	Note	2006	2005

Assets

Housing and land inventory	2	$1,049,544	$912,617
Investments in housing and land joint ventures	3	103,044	53,260
Consolidated land inventory not owned	2	16,925	22,100
Receivables and other assets	8	36,177	94,081
Cash and cash equivalents		12,421	198,411
Deferred income taxes		44,894	49,417

		$1,263,005	$1,329,886

Liabilities and Equity

Project specific and other financings	8	$665,718	$691,410
Accounts payable and other liabilities	4	217,615	320,787
Minority interest	2	61,778	53,040
Preferred stock - 10,000,000 shares authorized, no shares issued		—	—
Common – 65,000,000 shares authorized, 32,073,781 shares issued (December 31, 2005 – 32,073,781 shares issued)		321	321
Additional paid-in-capital		146,730	146,249
Treasury stock, at cost – 5,519,275 shares (December 31, 2005 – 4,695,600 shares)		(248,606)	(217,182)
Retained earnings		419,449	335,261

		$1,263,005	$1,329,886

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		(Unaudited)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Note	2006	2005	2006	2005
Revenue
Housing		$160,025	$253,059	$475,530	$633,566
Land and other revenues		16,159	14,650	76,014	38,728

		176,184	267,709	551,544	672,294
Direct Cost of Sales	2	(125,322)	(186,319)	(375,507)	(466,854)

		50,862	81,390	176,037	205,440
Equity in earnings from housing and land joint ventures	3	11,204	15,658	12,874	25,249
Selling, general and administrative expense		(13,592)	(28,907)	(34,664)	(69,894)
Minority interest		(3,737)	(6,888)	(9,141)	(15,877)

Net Income Before Taxes		44,737	61,253	145,106	144,918
Income tax expense		(17,134)	(23,431)	(55,575)	(55,797)

Net Income		$27,603	$37,822	$89,531	$89,121

Earnings Per Share
Basic	5	$1.04	$1.22	$3.32	$2.88
Diluted	5	$1.03	$1.20	$3.27	$2.83
Weighted Average Common Shares Outstanding (in thousands)
Basic	5	26,572	30,931	26,981	30,932
Diluted	5	26,898	31,481	27,368	31,518
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Nine Months Ended
	September 30,
	2006	2005

Common Stock	$321	$321

Additional Paid-in Capital
Opening balance	146,249	142,016
Stock option exercises	481	4,233

Ending balance	146,730	146,249

Treasury Stock
Opening balance	(217,182)	(22,091)
Share repurchases	(37,922)	(9,521)
Stock option exercises	6,498	3,756

Ending balance	(248,606)	(27,856)

Retained Earnings
Opening balance	335,261	125,870
Net income	89,531	89,121
Dividends	(5,343)	(4,968)

Ending balance	419,449	210,023

Total stockholders’ equity	$317,894	$328,737

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cash Flows From Operating Activities
Net income	$27,603	$37,822	$89,531	$89,121
Adjustments to reconcile net income to net cash used in operating activities:
(Undistributed)/distributed income from housing and land joint ventures	(10,977)	1,796	(9,987)	2,034
Minority interest	3,737	6,888	9,141	15,877
Deferred income taxes	898	(703)	4,676	(1,664)
Other changes in operating assets and liabilities:
Decrease/(increase) in receivables and other assets	5,130	(19,192)	57,904	23,720
Increase in housing and land inventory	(46,852)	(61,469)	(138,478)	(206,359)
(Decrease)/increase in accounts payable and other	1,339	39,519	(79,808)	49,583

Net cash (used in)/provided by operating activities	(19,122)	4,661	(67,021)	(27,688)

Cash Flows From Investing Activities
Investments in housing and land joint ventures	(30,424)	(19,498)	(49,515)	(29,176)
Recovery from housing and land joint ventures	3,088	456	9,718	29,362

Net cash (used in)/provided by investing activities	(27,336)	(19,042)	(39,797)	186

Cash Flows From Financing Activities
Net (repayments)/borrowings under revolving project specific and other financings	(15,486)	55,184	(25,692)	78,638
Distributions to minority interest	(510)	(1,200)	(14,627)	(20,982)
Contributions from minority interest	1,359	656	4,248	8,898
Repurchase of common shares	(1,251)	(3,971)	(37,922)	(9,521)
Exercise of stock options	—	—	164	244
Dividends paid in cash	—	—	(5,343)	(4,968)

Net cash (used in)/provided by financing activities	(15,888)	50,669	(79,172)	52,309

(Decrease)/increase in cash and cash equivalents	(62,346)	36,288	(185,990)	24,807
Cash and cash equivalents at beginning of period	74,767	175,250	198,411	186,731

Cash and cash equivalents at end of period	$12,421	$211,538	$12,421	$211,538

Supplemental Cash Flow Information

Interest paid	$15,531	$9,935	$40,628	$26,547
Income taxes paid	$13,375	$20,900	$52,185	$64,895
Non-cash increase/(decrease) in consolidated land inventory not owned	$531	$(13,102)	$(6,726)	$(26,407)
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
The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of income for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.
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
(c) Recent Accounting Pronouncements
In September 2006, the Securities and Exchange Commission staff (the “SEC staff”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) regarding the process of qualifying financial statement misstatements. SAB 108 expresses the SEC staff’s view regarding the diversity in practice in qualifying financial statement misstatements and the potential under current practice for the build-up of improper amounts on the balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006 (the Company’s fiscal year ending December 31, 2006). The Company does not believe that SAB 108 will have a material impact on its consolidated financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008), and interim periods within those fiscal years. The Company is currently reviewing the impact of this Statement on its consolidated financial statements.
In July 2006, FASB issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB 109, “Accounting for Income Taxes”. This Interpretation provides guidance on the financial statement recognition and

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect of this Interpretation on its consolidated financial statements.
In December 2004, FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement requires companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement became effective January 1, 2006 for the Company and did not have a material impact on its consolidated financial statements. See Note 6, “Stock-Based Compensation”, for further discussion on share-based payments.
(d) Variable Interest Entities
In December 2003, FASB issued revised Interpretation 46 (“FIN 46R”), “Consolidation of Variable Interest Entities” (“VIEs”), an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” which replaces the previous version of FASB Interpretation 46 issued in January 2003 (“FIN 46”). The decision whether to consolidate a VIE begins with establishing that a VIE exists. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investor lacks one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity, and the right to receive the expected residual returns. The entity with the majority of the expected losses or expected residual return is considered to be the primary beneficiary of the entity and is required to consolidate such entity. The Company has determined that it is the primary beneficiary of certain VIEs which are presented in these financial statements under “Consolidated land inventory not owned” with the interest of others included in “Minority interest.” See Notes 2 and 3 for further discussion on the consolidation of land option contracts and joint ventures.
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
(f) Reclassification
Certain prior period amounts in the consolidated financial statements have been reclassified to conform with the September 30, 2006 presentation. In particular, Treasury Stock, Common Stock and Additional Paid-in Capital, which were previously presented in aggregate, have been presented as separate items in the Consolidated Balance Sheet and Consolidated Statement of Stockholders’ Equity.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 2. Housing and Land Inventory
Housing and land inventory includes homes completed, homes under construction, lots ready for construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	September 30,	December 31,
	2006	2005
Housing inventory	$478,205	$441,912
Model homes	33,366	20,837
Land and land under development	537,973	449,868

	$1,049,544	$912,617

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three months ended September 30, 2006 and 2005 and for the nine months ended September 30, 2006 and 2005, interest incurred and capitalized by the Company was $15.5 million and $9.9 million, $40.6 million and $26.5 million, respectively. Capitalized interest expensed for the same periods was $4.5 million, $6.6 million, $10.8 million, and $15.5 million, respectively.
Capitalized costs are expensed as costs of sales on a specific identification basis or on a relative value basis in proportion to anticipated revenue. Included in direct cost of sales is $118.2 million and $343.5 million of costs related to housing revenue for the three and nine months ended September 30, 2006 (September 30, 2005 — $179.7 million and $447.1 million) and $7.1 million and $32.0 million of costs related to land sales and other revenues (September 30, 2005 — $6.6 million and $19.7 million).
In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions of such agreements. Under these option agreements, the Company will fund deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be VIEs, it is the primary beneficiary of options for 568 lots with an aggregate exercise price of $16.9 million (December 31, 2005 – 577 lots with an aggregate exercise price of $22.1 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $11.5 million (December 31, 2005 – $18.3 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.
Housing and land inventory includes non-refundable deposits and other costs totaling $96.1 million (December 31, 2005 – $58.3 million) in connection with options that are not required to be consolidated under the provisions of FIN 46R. The total exercise price of these options is $715.2 million (December 31, 2005 – $720.6 million) including the non-refundable deposits identified above. The number of lots for which the Company has obtained an option to purchase, excluding those already consolidated, and their respective dates of expiry and their exercise price are as follows:

	Number	Total
	of	Exercise
Year of Expiry	Lots	Price
2006	3,105	$116,298
2007	5,351	173,162
2008	543	99,189
Thereafter	7,258	326,594

	16,257	$715,243

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The Company holds agreements for a further 3,590 acres of land that may provide upon obtaining entitlements additional lots. However, based on the current stage of land entitlement, the Company has concluded at this time that the level of uncertainty in entitling these properties does not warrant including them in the above totals.
Note 3. Investments in Housing and Land Joint Ventures
The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures is as follows:

	September 30,	December 31,
	2006	2005
Assets
Housing and land inventory	$505,518	$357,833
Other assets	31,149	64,866

	$536,667	$422,699

Liabilities and Equity
Project specific financings	$285,812	$289,851
Accounts payable and other liabilities	46,254	90,459
Investment and advances
Brookfield Homes	103,044	53,260
Others	101,557	(10,871)

	$536,667	$422,699

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue and Expenses	2006	2005	2006	2005
Revenue	$86,326	$160,816	$116,549	$232,912
Expenses	(46,973)	(104,523)	(73,496)	(155,370)

Net income	$39,353	$56,293	$43,053	$77,542

Company’s share of net income	$11,204	$15,658	$12,874	$25,249

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
The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At September 30, 2006, the Company had recourse guarantees of nil (December 31, 2005 – $2.0 million) and limited maintenance guarantees of $84.7 million (December 31, 2005 – $91.6 million) with respect to debt in its joint ventures. As of September 30, 2006, the fair market value of the recourse guarantees was insignificant.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 4. Accounts Payable and Other Liabilities
The components of accounts payable and other liabilities included in the Company’s balance sheet are summarized as follows:

	September 30,	December 31,
	2006	2005
Trade payables and cost to complete accruals	$49,514	$86,137
Warranty costs	18,899	17,743
Customer deposits	8,881	12,307
Stock-based compensation	23,806	44,935
Due to minority interest	22,776	39,478
Accrued and deferred compensation	25,359	47,974
Income tax liabilities	63,968	65,039
Other accrued expenses	4,412	7,174

	$217,615	$320,787

Note 5. Earnings Per Share
Basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income	$27,603	$37,822	$89,531	$89,121

Denominator:
Basic average shares outstanding	26,572	30,931	26,981	30,932
Net effect of stock options assumed to be exercised	326	550	387	586

Diluted average shares outstanding	26,898	31,481	27,368	31,518

Basic earnings per share	$1.04	$1.22	$3.32	$2.88

Diluted earnings per share	$1.03	$1.20	$3.27	$2.83

Options to purchase of 0.3 million shares of common stock were outstanding and anti-dilutive for the three and nine months ended September 30, 2006 and were excluded from the computation of diluted earnings per share. All options outstanding during the three and nine months ended September 30, 2005 were included in the computation of diluted earnings per share.
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
As a result of adopting SFAS 123R, the incremental impact to net income for the three and nine months ended September 30, 2006 was income of $0.2 million and expense of $0.3 million, respectively. The impact of adopting SFAS 123R on

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
both basic and diluted earnings per share for the three months and nine months ended September 30, 2006 was additional income of $0.01 per share and an additional expense of $0.01 per share, respectively.
Compensation expense related to the Company’s stock options during the three and nine months ended September 30, 2006 was income of $1.4 million and $4.8 million (2005 expense – $5.7 million and $13.9 million). If the Company had adopted the provisions of SFAS 123R in 2005, the incremental impact to net income for the three and nine months ended September 30, 2005 would have been income of $0.1 million and expense of $0.2 million, respectively. The impact on both basic and diluted earnings per share for the nine months ended September 30, 2005 would have been an additional expense of $0.01 per share.
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
The significant weighted average assumptions relating to the valuation of the Company’s stock options for the three and nine months ended September 30, 2006 were as follows:

2006
Dividend yield	1.42%
Volatility rate	38%
Risk-free interest rate	4.5% – 5.0%
Expected option life (years)	1.0 – 7.0

The following table sets out the number of common shares that employees of the Company may acquire under options granted under the Company’s stock option plan:

	September 30, 2006
		Weighted
		Average per
		Share Exercise
	Shares	Price
Outstanding, January 1, 2006	678,576	$10.52
Granted	140,000	$52.00
Exercised	(140,525)	$1.17
Cancelled	—	—

Outstanding, September 30, 2006	678,051	$21.02

Options exercisable at September 30, 2006	82,801	$21.35

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 was $15.17 per option compared to $11.88 per option in the same period in 2005.
The intrinsic value of options exercised during the three and nine months ended September 30, 2006 was nil and $6.8 million, respectively, compared to nil and $8.0 million, respectively, for the same periods in 2005. Shares were issued out of treasury stock for options exercised during the year. The aggregate intrinsic value of options currently exercisable is $0.8 million.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
At September 30, 2006, there was $1.8 million of unrecognized compensation expense related to unvested options, which is expected to be recognized over a weighted average period of approximately 1.5 years.
Note 7. Share Repurchase Program
The Company’s Board of Directors has approved a share repurchase program that allows the Company to repurchase in aggregate up to $144 million of the Company’s outstanding common shares, of which the remaining amount approved for repurchases at September 30, 2006 was $48.8 million. During the three and nine months ending September 30, 2006, the Company repurchased 50,000 shares at an average price of $24.99 and 964,200 shares at an average price of $39.30, respectively. During the three and nine months ending September 30, 2005, the Company repurchased 80,900 shares at an average price of $49.06 and 215,500 shares at an average price of $44.15, respectively.
Note 8. Commitments, Contingent Liabilities and Other
(a) The Company, in the normal course of its business, has issued performance bonds and letters of credit pursuant to various facilities which at September 30, 2006 amounted to $244.9 million (December 31, 2005 – $266.4 million) and $27.8 million (December 31, 2005 – $21.4 million), respectively. The majority of these commitments have been issued to municipal authorities as part of the obligations of the Company in connection with the land servicing requirements.
(b) The Company is party to various legal actions arising in the ordinary course of business. Management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.
(c) When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the State where the Company conducts business which range up to ten years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the nine months ended September 30, 2006 and 2005:

	2006	2005
Balance, January 1	$17,743	$18,202
Payments and other adjustments made during the period	(2,450)	(3,206)
Warranties issued during the period	3,606	3,818

Balance, September 30	$18,899	$18,814

(d) The Company entered into an interest rate swap contract during the third quarter of 2004 which effectively fixes $60.0 million of the Company’s variable rate debt at 5.89% until the contract expires in 2009. At September 30, 2006, the fair market value of the contract was $1.7 million and is included in Receivables and other assets. During the second quarter of 2005, the Company entered into an additional interest rate swap contract which effectively fixes $50.0 million of the Company’s variable rate debt at 6.54% until the contract expires in 2010. At September 30, 2006, the fair market value of the contract was $0.7 million and is included in Receivables and other assets. A loss of $2.0 million and income of $0.3 million was recognized during the three and nine months ended September 30, 2006 and was included in Land and other revenues (September 30, 2005 – $2.2 million and $1.3 million). Both interest rate swaps are recorded at fair market value because hedge accounting has not been applied.
During October 2006, the Company entered into an interest rate swap contract which effectively fixes $50.0 million of the Company’s variable rate debt at 6.93% until the contract expires in 2011.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
(e) During the second quarter, the Company entered into an unsecured revolving credit facility with a financial subsidiary of the Company’s largest stockholder, Brookfield Asset Management Inc., in an aggregate principal amount not to exceed $50.0 million. Included in Project specific and other financings is $15.0 million related to this facility. The interest rate on this facility is LIBOR plus 2.00%.
(f) During the third quarter, the Company entered into an equity swap transaction maturing in July 2007 at an average cost per share of $26.72, which effectively fixes the stock compensation liability on 620,000 shares which is included in Accounts payable and other liabilities. At September 30, 2006, the fair market value of the equity swap was $0.4 million and was included in Accounts receivable and other assets. Income of $0.4 million was recognized during the three and nine months ended September 30, 2006 and was included in Land and other revenues. The equity swap is recorded at fair market value because hedge accounting has not been applied.
(g) The SEC staff recently reviewed the Company’s Form 10-K for the fiscal year ended December 31, 2005 and issued a letter requesting information supporting the Company’s aggregation of its operating segments into one reportable segment. The Company is in the process of responding to the SEC staff and, as a result, the issue remains unresolved. As a result of this outstanding comment, the Company’s auditors have not finalized their review of the Company’s interim financial statements included in this filing.

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
The 29,248 lots that we control, 12,423 of which we own directly or through joint ventures, provide a strong foundation for our future homebuilding business and visibility on our future cash flow and earnings. We believe we add value to the lots we control through entitlements, development and the construction of homes. In allocating capital to our operations we generally limit our risk on unentitled land through optioning such land positions in all our markets thereby mitigating our capital at risk. Option contracts for the purchase of land permits us to control lots for an extended period of time. We have controlled our 29,248 lots since the following specified years:

Year	Lots	% of Lots

Pre-2003	9,428	32%
2003	9,176	31%
2004	7,203	25%
2005	2,808	10%
2006	633	2%

	29,248	100%

Homebuilding is our primary source of revenue and has represented approximately 90% of our total revenue since 2001. Our operations are positioned to close between 1,500 and 2,000 homes annually. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price for the nine months ended September 30, 2006 of $697,000 was well in excess of the national average sales price. We also sell serviced and unserviced lots to other homebuilders, generally on an opportunistic basis where we can redeploy capital to an asset providing higher returns or reduce risk in a market. We are continuing our program of bulk lot sales and we have closed 592 lots year-to-date in net income from this program of $20 million, or $0.73 per share.
In addition to our housing and land inventory and investments in housing and land joint ventures, which together comprised 93% of our total assets as of September 30, 2006, we had $12 million in cash and cash equivalents and $81 million in other assets. Other assets consist of homebuyer receivables of $13 million, deferred income taxes of $45 million, and mortgages and other receivables of $23 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes.
Since 2001, our revenues and net income have grown at compounded annual growth rates of 12% and 53%, respectively. Over the same period, we generated approximately $500 million in operating cash flow that was used mainly to return cash to shareholders. At the same time, we believe we have positioned our business to create further shareholder value through the selective optioning or acquisition of a significant number of large projects and the level of lots controlled.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2006 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2005.

Results of Operations

Selected Financial Information	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ millions)	2006	2005	2006	2005

Revenue:
Housing	$160	$253	$475	$634
Land and other revenues	16	14	76	38

Total revenues	176	267	551	672
Direct cost of sales	(125)	(186)	(375)	(467)

Gross margin	51	81	176	205
Equity in earnings from housing and land joint ventures	11	16	13	25
Selling, general and administrative expense	(14)	(28)	(35)	(69)

Operating income	48	69	154	161
Minority interest	(3)	(7)	(9)	(16)

Net income before taxes	45	62	145	145
Income tax expense	(17)	(24)	(55)	(56)

Net income	$28	$38	$90	$89

Selected Operating Data

Home closings (units):
San Francisco Bay Area	29	59	59	118
Southland / Los Angeles	84	61	203	138
San Diego / Riverside	43	153	162	418
Washington D.C. Area	72	92	258	268

Total	228	365	682	942

Average selling price:
San Francisco Bay Area	$999,000	$1,032,000	$1,089,000	$928,000
Southland / Los Angeles	756,000	651,000	773,000	971,000
San Diego / Riverside	555,000	629,000	618,000	594,000
Washington D.C. Area	607,000	611,000	597,000	530,000

Average	$702,000	$693,000	$697,000	$673,000

Net new orders (units): (1)
San Francisco Bay Area	36	26	81	143
Southland / Los Angeles	100	55	298	210
San Diego / Riverside	77	59	171	401
Washington D.C. Area	48	106	193	511

Total	261	246	743	1,265

Backlog (units at end of period): (2)
San Francisco Bay Area	34	79
Southland / Los Angeles	260	158
San Diego / Riverside	91	264
Washington D.C. Area	131	438

Total	516	939

Lots controlled (units at end of period):
Lots owned:
San Francisco Bay Area	980	1,282
Southland / Los Angeles	1,097	711
San Diego / Riverside	6,603	6,338
Sacramento	310	310
Washington D.C. Area	3,433	4,151

	12,423	12,792
Lots under option	16,825	17,217

Total	29,248	30,009

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations, excluding joint ventures.

(2)	Backlog represents the number of new homes subject to pending sales contracts, excluding joint ventures.

Three Months and Nine Months Ended September 30, 2006 Compared with Three Months and Nine Months Ended September 30, 2005
Net Income
Net income was $28 million and $90 million for the three and nine months ended September 30, 2006, compared with $38 million and $89 million for the same periods in 2005. The decrease in net income for the three months ended September 30, 2006 was primarily attributable to a lower contribution from housing operations, offset by income from stock compensation accruals which is included in selling, general and administrative expense.
Results of Operations
Housing revenues were $160 million and $475 million for the three and nine months ended September 30, 2006, a decrease of $93 million and $159 million over the three and nine months ended September 30, 2005, respectively. The decrease in housing revenue for the three and nine months ended September 30, 2006 was due primarily to a decrease in home closings.
The gross margin on housing revenues for the three months ended September 30, 2006 was $42 million or 26.1% compared with $73 million or 29.0% for the same period in 2005. The gross margin on housing revenues for the nine months ended September 30, 2006, was $132 million or 27.8% compared with $186 million or 29.4% for the same period in 2005. The decrease in the gross margin percentage is due to a lower percentage of home closings in San Diego and the Washington D.C. Area where our housing margins are currently higher as we are building on land that we entitled and developed and greater use of sales incentives as a result of the more challenging market conditions in 2006.
Land and other revenues totaled $16 million for the three months ended September 30, 2006, an increase of $2 million over the three months ended September 30, 2005. For the nine months ended September 30, 2006, land and other revenues were $76 million, an increase of $38 million over the same period in 2005. The increase in land and other revenues for the nine months ended September 30, 2006 was primarily due to an increase in the number of lots sold. Our land revenues may vary significantly from period to period due to the timing and the nature of land sales, as they generally occur on an opportunistic basis.
The gross margin on land and other revenues for the three and nine months ended September 30, 2006 was $9 million and $44 million compared with $8 million and $19 million for the same periods in 2005. The increase for the nine months is due to the increase in number of lots sold.
Equity in earnings from housing and land joint ventures for the three months ended September 30, 2006 was $11 million, a decrease of $5 million, over the three months ended September 30, 2005. For the nine months ended September 30, 2006, equity in earnings from housing and land joint ventures was $13 million, a decrease of $12 million over the same period in 2005. The decrease in earnings was primarily attributable to a decrease in land sales in 2006.
Other Expenses
Selling, general and administrative expense was $14 million and $28 million for the three months ended September 30, 2006 and 2005 and $35 million and $69 million for the nine months ended September 30, 2006 and 2005. These expenses normally vary with the level of housing revenues, however for the three months and nine months ended September 30, 2006, selling, general and administrative expense decreased significantly as it includes stock compensation income of $4 million and $14 million, respectively, as a result of a reduction in our share price during 2006 compared to an expense for stock compensation of $11 million and $25 million, respectively, for the same periods in 2005.
Sales Activity
Net new orders for the quarter ended September 30, 2006 totaled 261 units, an increase of 15 units or 6% compared to the same period in 2005. The increase in net new orders is primarily due to an increase in active selling communities in Southern California, partially offset by a decrease in sales in the Washington, D.C. Area.

Liquidity and Capital Resources
Financial Position
Our total assets as of September 30, 2006 were $1,263 million, a decrease of $67 million compared to December 31, 2005. The decrease is due primarily to decreases in cash and cash equivalents and in receivables and other assets, partially offset by an increase in housing and land inventory.
Our total debt as of September 30, 2006 was $666 million, a decrease of $25 million compared to December 31, 2005. Total debt as of September 30, 2006 consisted mainly of project specific financings, which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major project specific lenders are Bank of America, Housing Capital Corporation, Wells Fargo Bank and Union Bank of California. Other debt comprises deferred compensation on which interest is paid at prime, loans outstanding relating to mortgages we originated that are repaid when the underlying mortgages are sold to permanent lenders, and a promissory note due to a subsidiary of our largest stockholder, Brookfield Asset Management Inc. As of September 30, 2006, the average interest rate on our debt was 8.0%, with maturities as follows:

	Maturities
($ millions)	2006	2007	2008	Post 2008	Total
San Francisco Bay Area	$7	$40	$47	$—	$94
Southland / Los Angeles	1	69	55	—	125
San Diego / Riverside	58	89	92	—	239
Washington D.C. Area	63	48	27	—	138
Other	—	45	18	7	70

Total	$129	$291	$239	$7	$666

Cash Flow
Our principal uses of working capital include purchases of land, land development and home construction. Cash flows for each of our communities depend upon the applicable stage of the development cycle and can differ substantially from reported earnings. Early stages of development require significant cash outlays for land acquisitions, site approvals and entitlements, construction of model homes, roads, certain utilities and other amenities and general landscaping. Because these costs are capitalized, income reported for financial statement purposes during such early stages may significantly exceed cash flow. Later, cash flow can significantly exceed earnings reported for financial statement purposes, as cost of sales includes charges for substantial amounts of previously expended costs. A summary of lots owned and their stage of development at September 30, 2006 compared with the same period last year follows:

	2006	2005
Housing units and model homes	1,079	1,743
Lots ready for house construction	978	845
Graded lots and lots commenced grading	2,823	1,597
Undeveloped land	7,543	8,607

	12,423	12,792

Cash used in our operating activities during the nine months ended September 30, 2006 was $67 million compared with cash used of $28 million for the same period in 2005. The increase in cash used is primarily a result of a reduction in accounts payable and other, partially offset by a reduction in other assets and a lower investment in housing and land inventory.
Cash used in our investing activities in joint ventures for the nine months ended September 30, 2006 was $40 million, compared with cash provided of nil for the same period in 2005. The increase in cash used is primarily due to capital contributions to joint ventures undergoing development activities and additionally a decrease in land sales in our joint ventures.
Cash used by our financing activities for nine months ended September 30, 2006 was $79 million compared with cash provided of $52 million for the same period in 2005. The increase in cash used is primarily due to an increase in share repurchases and repayment of debt.

Contractual Obligations and Other Commitments
Our contractual obligations and other commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
We generally fund the development of our communities through the use of project specific financings. As of September 30, 2006, we had available project specific debt lines of $283 million that were available to complete land development and construction activities.
A total of $420 million of our project specific and other financings mature prior to the end of 2007. The high level of maturities in 2006 and 2007 is due to our expected project completions over this period. Although the level of our short term maturing debt is high, we expect to generate sufficient cash flow from our assets in 2006 and 2007 to repay these obligations. Our net debt to total capitalization ratio as of September 30, 2006, which is defined as total interest-bearing debt, less cash, divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 63% compared to 61% at December 31, 2005. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2005 entitled “Risk Factors – Our Debt and Leverage Could Adversely Affect our Financial Condition.”
Our project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of our Company, to maintain a tangible net worth of between $200 million and $250 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth ratio of no greater than 2.50 to 1. As of September 30, 2006, we have the capacity to fully draw our available project specific debt lines of $283 million.
During the third quarter of 2004, we entered into an interest rate swap contract that effectively fixes $60 million of our variable rate debt at 5.89% per year until the contract expires in 2009. During the second quarter of 2005, we entered into an additional interest rate swap contract that effectively fixes $50 million of our variable rate debt at 6.54% per year until the contract expires in 2010. At September 30, 2006, the fair market value of these contracts was $2 million.
During October 2006, we entered into an interest rate swap contract which effectively fixes $50 million of our variable rate debt at 6.93% per year until the contract expires in 2011.
During the third quarter of 2006, we entered into an equity swap transaction maturing in July 2007 at an average cost per share of $26.72, which effectively fixes our stock compensation liability on 620,000 shares. At September 30, 2006, the fair market value of this contract was $0.4 million.
Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control lots for an extended period of time, until options expire and/or we are ready to sell the land or construct homes. This reduces our financial risk associated with land holdings. As of September 30, 2006, we had $102 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options is $732 million. Pursuant to FIN 46R, as defined in Note 1 to our consolidated financial statements included elsewhere in this Form 10-Q, we have consolidated $17 million of these option contracts. Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q for additional information on our lot options.
We also control 4,145 lots through joint ventures. As of September 30, 2006, our investment in housing and land joint ventures was $103 million. We have provided varying levels of guarantees of debt in our joint ventures. As of September 30, 2006, we did not have any recourse guarantees and we had limited maintenance guarantees of $85 million with respect to debt in our joint ventures.
We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of September 30, 2006, we had for these purposes $28 million in letters of credit outstanding and $245 million in performance bonds. The costs to complete related to our letters of credit and performance bonds are $23 million and $98 million, respectively. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.

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
Interest Rates
We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition, we have an interest rate swap contract which effectively fixes $60 million of our variable rate debt at 5.89% and an interest rate swap contract which effectively fixes $50 million of our variable interest rate debt at 6.54%. During October 2006, we entered into an interest rate swap contract which effectively fixes $50 million of our variable rate debt at 6.93%. Based on our net debt levels as of September 30, 2006, a 1% change up or down in interest rates would have either a negative or positive effect of approximately $5 million on our cash flows.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of the end of our fiscal quarter ended September 30, 2006, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
There was no change in our internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors approved a share repurchase program that allows us to repurchase in aggregate up to $144 million of our outstanding common shares, of which the remaining amount approved for repurchases at September 30, 2006 was $49 million. Since the initial approval of the program in February 2003, the following annual share repurchases have been made under the program: 2003 – 1,192,749 shares at an average price of $18.19; 2004 — 76,400 shares at an average price of $25.39; 2005 — 707,500 shares at an average price of $47.81. In addition, during the first nine months of 2006 we repurchased 964,200 shares at an average price of $39.30. Separately, during the fourth quarter of 2005 we repurchased 3,000,000 of our shares through a fixed price tender offer at a purchase price of $55.00 per share.

			Total Number	Maximum
			of Shares	Approximate
			Purchased as	Dollar Value
			Part of	of Shares that
	Total		Publicly	May Yet be
	Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs
July 1, 2006 – July 31, 2006	—	$—	—	$50,000,000
August 1, 2006 – August 31, 2006	50,000	$24.99	50,000	$48,750,330
September 1, 2006 – September 30, 2006	—	$—	—	$48,750,330

Total	50,000	$24.99	50,000	$48,750,330

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November, 2006.
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