Form 10-K/A
period 2005-12-31
BROOKFIELD HOMES CORP
filed 2006-12-22
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2006 definitive proxy statement, to be filed with the Commission no later than April 30, 2006, are incorporated by reference into Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal Accounting Fees and Services) of Part III of this annual report on Form 10-K/A.

EXPLANATORY NOTE
This form 10-K/A is being filed to provide additional segment reporting footnote disclosure. We have restated the accompanying Consolidated Financial Statements to revise our segment disclosure for all periods presented to disaggregate our operations into four reportable segments. See our revised disclosures in Note 12 to the Consolidated Financial Statements. Unless otherwise indicated, no information in this Form 10-K/A has been updated for any subsequent information or events from the original filing.
Conforming changes have been made to Items 1, 7, 8 and 9A of this Form 10-K/A. The aforementioned changes have no effect on the Company’s consolidated balance sheets as of December 31, 2005 and 2004 or consolidated statements of income and related earnings per share amounts, consolidated statements of stockholders’ equity or consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003.

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
We operate in the following geographic regions which are presented as our reportable segments: Northern California (San Francisco Bay Area and Sacramento), Southland / Los Angeles, San Diego / Riverside and Washington D.C. Area. Our other operations that do not meet the quantitative thresholds for separate disclosure are included in “Corporate and Other.”
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
In 2005, we closed a total of 1,582 homes, compared with 1,798 in 2004. The breakdown of our home closings by market in the last three years follows:

(Units)	2005	2004	2003
Northern California	192	407	275
Southland / Los Angeles	221	338	207
San Diego / Riverside.	611	507	452
Washington D.C. Area	556	447	505
Corporate and Other	2	99	89

Total	1,582	1,798	1,528

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
Our average home price in 2005 was $679,000, an increase of 4% over 2004. This increase was due to our product mix and continued price appreciation of homes within our projects. The breakdown of the average prices on our home closings in the last three years follows:

	2005		2004		2003
		Average		Average		Average
	Sales	Price	Sales	Price	Sales	Price
	(Millions)		(Millions)		(Millions)
Northern California	$199	$1,036,000	$328	$804,000	$193	$700,000
Southland / Los Angeles	193	874,000	337	996,000	215	1,036,000
San Diego / Riverside.	378	618,000	231	456,000	137	303,000
Washington D.C. Area	303	545,000	219	491,000	230	456,000
Corporate and Other	1	586,000	54	548,000	43	488,000

Total	$1,074	$679,000	$1,169	$650,000	$818	$535,000

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
Asset Profile
Our assets are focused on single-family and multi-family homebuilding in the markets in which we operate. They consist primarily of housing and land inventory and investments in housing and land joint ventures. Our total assets excluding cash and cash equivalents and deferred income taxes as of December 31, 2005 were $1,082 million, with $676 million of these assets located in California, $356 million in the Washington D.C. Area and $50 million in other operations.
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

	Owned
(Lots)	Directly	Joint Ventures	Options	Total Lots
Northern California	700	692	8,361	9,753
Southland / Los Angeles	1,110	—	1,616	2,726
San Diego / Riverside	3,796	2,153	2,300	8,249
Washington D.C. Area	2,701	1,012	4,902	8,615
Corporate and Other	136	33	—	169

Total December 31, 2005	8,443	3,890	17,179	29,512

Total December 31, 2004	9,081	3,966	14,919	27,966

Our housing and land inventory includes homes completed or under construction, developed land and raw land. The book value of our housing and land inventory in each of our primary markets for the last two years follows:

	December 31,	December 31,
(Book Value, $ millions)	2005	2004
Northern California	$169	$126
Southland / Los Angeles	183	76
San Diego / Riverside	264	274
Washington D.C. Area	253	189
Corporate and Other	44	15

Total	$913	$680

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
Available Information
We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The reports may be accessed by visiting our website at www.brookfieldhomes.com and clicking on the “Investor Relations” link. We will also provide these reports in paper format to our stockholders free of charge upon request made to our Investor Relations department. Information on our website is not part of this annual report on Form 10-K/A.
NYSE Annual Disclosure
We confirm that we have submitted a Section 12(a) CEO Certification to the NYSE in 2005 and filed with the SEC the CEO / CFO certification required under Section 302 of the Sarbanes-Oxley Act for the 2005 fiscal year.
Item 1A. Risk Factors
This section describes the material risks associated with an investment in our common stock. Stockholders should carefully consider each of the risks described below and all of the other information in this Form 10-K/A. If any of the following risks occurs, our business, prospects, financial condition, results of operations or cash flow could be materially and adversely affected. In such an event, the trading price of shares of our common stock could decline substantially, and stockholders may lose all or part of the value of their shares of our common stock.
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
We repay the principal of our debt from the proceeds of home closings, and as a result our annual debt service is equal to the interest that accrues on our debt. Based on our debt levels as of December 31, 2005, a 1% change up or down in interest rates could have either a positive or negative effect of approximately $4 million on our cash flows. Refer also to the section of this Form 10-K/A entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risks — Interest Rates.”
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

United States GAAP
Our income statement data, balance sheet data and supplementary financial data prepared in accordance with U.S. GAAP and our operating data are as follows:

	Years Ended December 31
Income Statement Data
($ millions, except per share amounts)	2005	2004	2003	2002	2001
Housing revenue	$1,074	$1,169	$818	$785	$729
Total revenue(1)	1,231	1,232	1,001	831	790
Gross margin(1)(2)	416	287	211	131	119
Operating income(3)	391	268	166	81	72
Contribution from bulk land sales to net income(4)	39	9	39	—	2
Net income	219	146	88	43	40
Diluted earnings per share(5)	7.04	4.64	2.75	1.35	1.23
Cash dividends per share(6)	0.32	9.16	0.16	0.52	—

	At December 31
Balance Sheet Data ($ millions)	2005	2004	2003	2002	2001
Housing and land inventory	$913	$680	$567	$616	$633
Cash and cash equivalents	198	187	219	36	1
Total assets	1,330	1,082	1,013	844	851
Total debt	691	512	426	424	499
Total liabilities	1,065	836	631	523	564
Total stockholders’ equity	265	246	382	321	287

	Years Ended December 31
Supplemental Financial Data ($ millions)	2005	2004	2003	2002	2001
Cash provided by/(used in):
Operating activities	$60	$164	$209	$102	$(32)
Investment activities	(5)	25	6	24	—
Financing activities	(44)	(221)	(32)	(91)	25
Net debt to total capitalization percent (7)	61%	51%	32%	53%	62%

	Years Ended December 31
Operating Data (Unaudited)	2005	2004	2003	2002	2001
Home closings (units)	1,582	1,798	1,528	1,554	1,645
Lots sold (units)	1,242	400	4,940	284	1,336
Net new orders (units) (8)	1,421	1,765	1,710	1,580	1,531
Backlog (units at end of period) (9)	455	616	649	467	441
Average selling price	$679,000	$650,000	$535,000	$505,000	$443,000
Lots controlled	29,512	27,966	21,606	22,128	16,947

(1)	To conform to the current year presentation, for years prior to 2004, revenue excludes equity in earnings from housing and land joint ventures and gross margin excludes equity in earnings from housing and land joint ventures and includes interest expense.

(2)	Gross margin represents the contribution from our housing and land projects, after all costs for development and construction, including related overhead, and before all selling, general and administrative expense, interest expense and minority interest.

(3)	Operating income represents net income before minority interest and income taxes.

(4)	Contribution from bulk land sales to net income represents income from sales of owned parcels of undeveloped land.

(5)	Earnings per share prior to September 30, 2002 have been calculated based on the weighted average number of Brookfield Properties common shares outstanding during each respective period, adjusted on the basis of one of our common shares for every five common shares of Brookfield Properties. For the periods after October 1, 2002, earnings per share have been calculated based on the weighted average number of shares of Brookfield Homes outstanding.

(6)	The 2004 cash dividend includes a special dividend of $9 per share.

(7)	Net debt to total capitalization percent is defined as total project specific financings plus subordinated debt less cash (net debt) multiplied by 100 and divided by net debt plus stockholders’ equity plus minority interest (total capitalization).

(8)	Net new orders for any period represents the aggregate of all homes ordered by customers, net of cancellations, excluding joint ventures.

(9)	Backlog represents the number of new homes subject to pending sales contracts, excluding joint ventures.

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
We operate in the following geographic regions which are presented as our reportable segments: Northern California (San Francisco Bay Area and Sacramento), Southland / Los Angeles, San Diego / Riverside and Washington D.C. Area. Our other operations that do not meet the quantitative thresholds for separate disclosure are included in “Corporate and Other”.
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

Results of Operations

	Years Ended December 31
Selected Financial Information ($ millions)	2005	2004	2003
Revenue:
Housing	$1,074	$1,169	$818
Land and other revenues	157	63	183

Total revenues(1)	1,231	1,232	1,001
Direct cost of sales(1)	(815)	(945)	(790)

Gross margin(1)	416	287	211
Equity in earnings from housing and land joint ventures	65	61	22
Selling, general and administrative expense	(90)	(80)	(67)

Operating income	391	268	166
Minority interest	(36)	(28)	(19)

Net income before taxes	355	240	147
Income tax expense	(136)	(94)	(59)

Net income	$219	$146	$88

	Years Ended December 31
Segment Information	2005	2004	2003
Housing revenue ($ millions)
Northern California	$199	$328	$193
Southland / Los Angeles	193	337	215
San Diego / Riverside	378	231	137
Washington D.C. Area	303	219	230
Corporate and Other	1	54	43

Total	$1,074	$1,169	$818

Land and other revenues ($ millions)
Northern California	$—	$—	$—
Southland / Los Angeles	4	3	2
San Diego / Riverside	67	9	157
Washington D.C. Area	75	45	22
Corporate and Other	11	6	2

Total	$157	$63	$183

Gross margin ($ millions)
Northern California	$58	$49	$22
Southland / Los Angeles	45	65	39
San Diego / Riverside	182	84	101
Washington D.C. Area	121	73	36
Corporate and Other	10	16	13

Total	$416	$287	$211

Home closings (units):
Northern California	192	407	275
Southland / Los Angeles	221	338	207
San Diego / Riverside	611	507	452
Washington D.C. Area	556	447	505
Corporate and Other	2	99	89

Total	1,582	1,798	1,528

Average selling price:
Northern California	$1,036,000	$804,000	$700,000
Southland / Los Angeles	874,000	996,000	1,036,000
San Diego / Riverside	618,000	456,000	303,000
Washington D.C. Area	545,000	491,000	456,000
Corporate and Other	586,000	548,000	488,000

Average	$679,000	$650,000	$535,000

Net new orders (units): (2)
Northern California	150	348	342
Southland / Los Angeles	242	287	234
San Diego / Riverside	412	674	447
Washington D.C. Area	557	405	563
Corporate and Other	60	51	124

Total	1,421	1,765	1,710

Backlog (units at end of year): (3)
Northern California	12	54	113
Southland / Los Angeles	105	84	135
San Diego / Riverside	82	281	114
Washington D.C. Area	196	195	237
Corporate and Other	60	2	50

Total	455	616	649

Lots controlled:
Lots owned:
Northern California	1,392	1,723	2,238
Southland / Los Angeles	1,110	254	303
San Diego / Riverside	5,949	6,680	6,282
Washington D.C. Area	3,713	4,134	2,081
Corporate and Other	169	256	101

	12,333	13,047	11,005
Lots under option	17,179	14,919	10,601

Total	29,512	27,966	21,606

(1)	To conform to the current year’s presentation, for 2003, revenue excludes equity in earnings from housing and land joint ventures and gross margin excludes equity in earnings from housing and land joint ventures and includes interest expense.

(2)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations, excluding joint ventures.

(3)	Backlog represents the number of new homes subject to pending sales contracts excluding joint ventures.
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
Results of Operations
Company-wide: Housing revenues were $1,074 million in 2005, a decrease of $95 million compared to 2004. The decrease in housing revenue was a result of fewer home closings, partially offset by a 4% increase in our average selling price to $679,000. The increase in our selling price is a result of house price appreciation and product mix.
The gross margin on housing revenues in 2005 was $324 million or 30.2% compared with $258 million or 22.1% in 2004. The increase in gross margin is due to a higher percentage of home closings in San Diego and the Washington D.C. Area where our housing margins are the highest as we are building on land that we entitled and developed.
Northern California: Housing revenues were $199 million in 2005, a decrease of $129 million compared to 2004. The decrease in housing revenues was a result of fewer home closings, partially offset by a 29% increase in our average selling price. The increase in our average selling price is primarily a result of house price appreciation. The gross margin on housing revenue in 2005 was $58 million or 29.2% compared with $49 million or 14.7% in 2004.
Southland / Los Angeles: Housing revenues were $193 million, a decrease of $144 million compared to 2004. The decrease in housing revenue was a result of fewer home closings. The gross margin on housing revenue in 2005 was $41 million or 21.2% compared with $62 million or 18.6% in 2004.
San Diego / Riverside: Housing revenues were $378 million, an increase of $147 million compared to 2004. The increase in housing revenue is a result of an increase in home closings and a 35% increase in our average selling price. The increase in our average selling price is a result of house price appreciation and product mix. The gross margin on housing revenues in 2005 was $142 million or 37.6% compared with $78 million or 33.8% in 2004.

Washington D.C. Area: Housing revenues were $303 million, an increase of $84 million compared to 2004. The increase in housing revenue is a result of an increase in home closings and an 11% increase in our average selling price. The gross margin on housing revenue in 2005 was $84 million or 27.6% compared with $53 million or 23.9%.
Company-wide: Land and other revenues totaled $157 million in 2005 compared with $63 million in 2004. The increase in land and other revenues was primarily due to the sale of 1,242 lots in 2005 compared to 400 lots in 2004. Our land revenues may vary significantly from period to period due to the timing and the nature of land sales as they generally occur on an opportunistic basis.
The gross margin on land and other revenues was $92 million in 2005 compared with $28 million in 2004. The increase is a result of 1,242 lots sold in 2005 compared to 400 lots in 2004.
Southland / Los Angeles: Land and other revenues were $4 million, an increase of $1 million over 2004.
San Diego / Riverside: Land and other revenues were $67 million, an increase of $58 million over 2004. The increase is a result of 750 lots sold compared to 58 lots sold in 2004. The gross margin on land and other revenues was $40 million in 2005 compared to $6 million in 2004.
Washington D.C. Area: Land and other revenues were $75 million compared with $45 million in 2004. The increase in land and other revenues was primarily due to the sale of 451 lots compared to 342 lots sold in 2004. The gross margin on land and other revenues was $37 million compared with $20 million in 2004.
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
Results of Operations
Company-wide: Housing revenues were $1,169 million in 2004, an increase of $351 million or 43% over 2003. The increase in housing revenue was primarily a result of strong market conditions, particularly in our California markets where our homes closed increased by 328 units or 32% and our average selling price increased to $703,000, an increase of 22%.
The gross margin on housing revenues in 2004 was $258 million or 22.1% compared with $144 million or 17.6% in 2003. The increase in gross margin is primarily attributable to house price appreciation in all our markets and an increase of 18% in the number of homes closed.
Northern California: Housing revenues were $328 million, an increase of $135 million or 70% over 2003. The increase in housing revenue was due to an increase in closings of 132 units and an increase in our average selling price of 14.8% to $804,000. The gross margin on housing revenues in 2004 was $49 million or 14.7% compared with $25 million or 13.1% in 2003.

Southland / Los Angeles: Housing revenues were $337 million, an increase of $122 million or 57% over 2003. The increase in housing revenue was primarily due to an increase in closings of 131 units. The gross margin on housing revenues in 2004 was $62 million or 18.6% compared with $36 million or 16.9% in 2003.
San Diego / Riverside: Housing revenues were $231 million, an increase of $94 million or 69% over 2003. The increase in housing revenue was due to an increase in closings of 55 units and an increase in our average selling price of 50% to $456,000. The gross margin on housing revenues in 2004 was $78 million or 33.8% compared with $39 million or 28.1% in 2003.
Washington D.C. Area: Housing revenues were $219 million, a decrease of $9 million over 2003. The decrease in housing revenue was due to a decrease in closings of 58 units, partially offset by an increase in our average selling price of 8% to $491,000. The gross margin on housing revenues in 2004 was $53 million or 23.9% compared with $31 million or 13.3% in 2003.
Company-wide: Land and other revenues totaled $63 million in 2004 compared with $183 million in 2003. The gross margin on land and other revenues in 2004 was $28 million or 45.2% compared with $66 million or 36.1% in 2003. The contribution from land sales may vary significantly from period to period due to the timing and nature of land sales as they generally occur on an opportunistic basis.
Southland / Los Angeles: Land and other revenues were $3 million, an increase of $1 million over 2003.
San Diego / Riverside: Land and other revenues were $9 million, a decrease of $148 million over 2003. The decrease is a result of 58 lots sold compared to 4,700 lots sold in 2003. The gross margin on land and other revenues was $6 million in 2004 compared to $62 million in 2003.
Washington D.C. Area: Land and other revenues were $45 million, an increase of $23 million over 2003. The increase is a result of 342 lots sold compared to 240 lots sold in 2003. The gross margin on land and other revenues was $20 million in 2004 compared to $5 million in 2003.
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

Our total debt as of December 31, 2005 was $691 million, an increase of $179 million over December 31, 2004. Total debt as of December 31, 2005 consisted primarily of project specific financings of $601 million, which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major project specific lenders are Bank of America, Housing Capital Corporation, Union Bank of California and Wells Fargo. Other debt includes deferred compensation of $55 million on which interest is paid at the prime rate, loans outstanding relating to mortgages we originated totaling $35 million, which are repaid when the underlying mortgages are sold to permanent lenders, and project specific financings of $15 million related to our other operations. As of December 31, 2005, the average interest rate on our debt was 7.4%, with maturities as follows:

	Maturities
				Post
($ millions)	2006	2007	2008	2008	Total
Northern California	$66	$38	$—	$—	$104
Southland / Los Angeles	67	26	—	—	93
San Diego / Riverside.	136	96	—	—	232
Washington D.C. Area	70	65	22	—	157
Other	40	40	18	7	105

Total	$379	$265	$40	$7	$691

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
A total of $644 million of our project specific and other financings mature prior to the end of 2007. Our high level of debt maturities in 2006 and 2007 are a result of our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate cash flow from our assets in 2006 and 2007 to repay these obligations. Our net debt to total capitalization ratio as of December 31, 2005, which is defined as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 61%, an increase from 51% as of December 31, 2004. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of this Form 10-K/A entitled Item 1A — “Risk Factors — Our Debt and Leverage Could Adversely Affect Our Financial Condition.”
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

	Payment Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Project specific and other financings(a)	691	379	312	—	—
Operating lease obligations(b)	11	4	7	—	—
Purchase obligations(c)	743	242	174	327	—

Total (d)	1,445	625	493	327	—

(a)	Amounts are included on the Consolidated Balance Sheet. See Note 4 of the Notes to the Consolidated Financial Statements included in this Form 10-K/A for additional information regarding project specific and other financings and related matters.

(b)	Amounts relate to multiple non-cancelable operating leases involving office space, design centers and model homes.

(c)	Amounts are included in the Notes to the Consolidated Financial Statements. See Note 2 for additional information regarding purchase obligations and related matters.

(d)	Amounts do not include interest due to the floating nature of our debt.
Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control the land for an extended period of time, until options expire and/or we are ready to develop the land to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of December 31, 2005, we had $61 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options was $743 million. Pursuant to FIN 46R, as defined elsewhere in this Form 10-K/A, we have consolidated $22 million of these option contracts. Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-K/A for additional information on our lot options.
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
Our most critical accounting policies are those that we believe are the most important in portraying our financial condition and results of operations, and require the most subjectivity and estimates by our management. A summary of our significant accounting policies, including the critical accounting policies discussed below, is provided in the notes to the consolidated financial statements of our Company included elsewhere in this Form 10-K/A.
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
The following table presents a summary of our operating results for each of the last eight quarters:

	December 31		September 30		June 30		March 31
($ millions, except home closings
and per share amounts)	2005	2004	2005	2004	2005	2004	2005	2004
Total revenue	$559	$547	$267	$313	$253	$229	$152	$143
Gross margin	211	138	81	68	76	48	48	33
Contribution from bulk land sales to net income	34	9	2	—	—	—	3	—
Net income	130	89	38	29	32	18	19	10
Diluted earnings per share(1)	4.36	2.83	1.20	0.94	1.03	0.56	0.60	0.31
Home closings (units)	640	726	365	496	355	332	222	244
Total assets	1,330	1,082	1,262	1,021	1,140	969	1,069	1,067
Total debt	691	512	591	616	536	621	530	457

(1)	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Non-Arms’ Length Transactions
We are party to a license agreement with Brookfield Properties (US) Inc., an indirect wholly-owned subsidiary of Brookfield Properties, for the right to use the names “Brookfield” and “Brookfield Homes.” In addition, we have entered into an agreement with a subsidiary of Brookfield Asset Management Inc., our largest stockholder under which we can deposit cash on a demand basis to earn LIBOR plus 50 basis points. At December 31, 2005, the amount on deposit was nil. For details of these arrangements and other non-arms’ length transactions refer to “Certain Relationships and Related Transactions,” which is incorporated by reference into Item 13 of this report from our definitive 2006 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2006.
Forward-Looking Statements
This annual report on Form 10-K/A contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “planned,” “estimate,” “project,” “future,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The forward-looking statements in this annual report on Form 10-K/A include, among others, statements with respect to:
•	planned home closings, deliveries and land and lot sales (and the timing thereof);

•	sources of and strategies for future growth;

•	lot supply;

•	visibility of cash flow and earnings;

•	financing sources;

•	expectations of future cash flow;

•	valuation allowance;

•	the effect of interest rate changes;

•	strategic goals;

•	the effect on our business of existing lawsuits;

•	the adequacy of our land supply;

•	whether or not our letters of credit or performance bonds will be drawn upon;

•	acquisition strategies;

•	capital expenditures; and

•	the time at which construction and sales begin on a project.
Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:
•	changes in general economic, real estate and other conditions;

•	mortgage rate changes;

•	availability of suitable undeveloped land at acceptable prices;

•	adverse legislation or regulation;

•	ability to obtain necessary permits and approvals for the development of our land;

•	availability of labor or materials or increases in their costs;

•	ability to develop and market our master-planned communities successfully;

•	confidence levels of consumers;

•	ability to raise capital on favorable terms;

•	adverse weather conditions and natural disasters;

•	relations with the residents of our communities;

•	risks associated with increased insurance costs or unavailability of adequate coverage;

•	ability to obtain surety bonds;

•	competitive conditions in the homebuilding industry, including product and pricing pressures; and

•	additional risks and uncertainties, many of which are beyond our control, referred to in this Form 10-K/A and our other SEC filings.
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
As discussed in Note 12, the accompanying consolidated financial statements have been restated to revise the Company’s segment disclosures.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 1, 2006 (December 15, 2006 with respect to management’s discussion of the restatement of the financial statements in the fourth paragraph of Management’s Report on Internal Control over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Independent Registered Chartered Accountants
Toronto, Ontario, Canada
February 1, 2006
(December 15, 2006 as to the effects of Note 12)

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

See accompanying notes to consolidated financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	Years Ended December 31
	2005	2004	2003

Cash Flows From Operating Activities

Net income	$218,740	$146,416	$88,247
Adjustments to reconcile net income to net cash provided by operating activities:
Distributed/(undistributed) income from housing and land joint ventures	11,319	(6,755)	(3,179)
Minority interest	36,498	28,140	18,684
Deferred income taxes	(10,955)	17,867	29,967
Other changes in operating assets and liabilities:
(Increase)/decrease in receivables and other assets	(20,095)	6,360	(5,812)
(Increase)/decrease in housing and land inventory	(232,057)	(115,374)	47,389
Increase in accounts payable and other	56,771	87,516	33,158

Net cash provided by operating activities	60,221	164,170	208,454

Cash Flows From Investing Activities

Investment in housing and land joint ventures	(35,980)	(46,064)	(28,417)
Recovery from housing and land joint ventures	31,211	71,207	34,357

Net cash (used in)/provided by investing activities	(4,769)	25,143	5,940

Cash Flows From Financing Activities

Net borrowings under revolving project specific and other financings.	179,312	85,787	100,819
Repayment of subordinated debt	—	(137,294)	(98,300)
Distributions to minority interest	(24,858)	(24,510)	(8,421)
Contributions from minority interest	9,726	2,263	938
Exercise of stock options	244	85	—
Repurchase of common shares	(198,847)	(1,942)	(21,695)
Dividends paid in cash	(9,349)	(145,577)	(5,032)

Net cash used in financing activities	(43,772)	(221,188)	(31,691)

Increase/(decrease) in cash and cash equivalents	11,680	(31,875)	182,703
Cash and cash equivalents at beginning of year	186,731	218,606	35,903

Cash and cash equivalents at end of year	$198,411	$186,731	$218,606

Supplemental Cash Flow Information

Interest paid	$37,567	$31,788	$19,117
Income taxes paid	146,000	71,128	20,000
Non-cash (decrease)/increase in consolidated land inventory not owned	(24,510)	18,952	23,808
Dividends paid through issuance of subordinated debt	—	137,294	—
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
(k)  Warranty Costs
Estimated future warranty costs are accrued and charged to cost of sales at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim.
(l)  Variable Interest Entities
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
(m)  Derivatives
The Company records derivatives at fair market value because hedge accounting is not applied.
(n)  Recent Accounting Pronouncements
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion 20, “Accounting Changes"” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This Statement is effective in fiscal years beginning after December 15, 2005.
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

Note 6.  Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The differences that give rise to the net deferred tax asset are as follows :

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
The following table summarizes information about stock options held by employees of the Company outstanding at December 31, 2005:

	Options	Weighted	Options
	Outstanding at	Average	Exercisable at
	December	Remaining	December
Exercise Prices Per Share	31, 2005	Contract Life	31, 2005
$ 1.00	325,576	6.9 years	108,526
$ 1.74	134,000	7.2 years	11,000
$21.94	95,000	8.2 years	19,000
$36.25	124,000	9.2 years	—

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
(b)  Common Stock Repurchases — In February 2003, the Company’s Board of Directors approved a stock repurchase plan authorizing the purchase of up to $40 million of the Company’s outstanding common stock. In August 2003, the Company’s Board of Directors also approved a “Dutch Auction” tender offer which expired on September 30, 2003. During 2003, the Company repurchased a total of 1,192,749 shares for an aggregate purchase price of $21.7 million or approximately $18.19 per share. During 2004, the Company repurchased a total of 76,400 shares for an aggregate purchase price of $1.9 million or approximately $25.42 per share. In February and December 2005, the Company’s Board of Directors approved increases of $19 million and $50 million, respectively, in the share repurchase program. During 2005, the Company repurchased a total of 707,500 shares under this program for an aggregate purchase price of $33.8 million or approximately $47.84 per share. In October 2005, the Company’s Board of Directors authorized the Company to commence a tender offer to purchase up to 3,000,000 shares of its common stock at a fixed price of $55.00 per share. The offer commenced October 14 and expired November 15, 2005. The Company purchased 3,000,000 of its common stock for $165.0 million, including expenses, in connection with the tender offer. No shares repurchased pursuant to the Company’s stock repurchase plan have been cancelled and all are available for distribution.
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
Note 12.  Segment Information (as restated)
As defined in SFAS 131, “Disclosures About Segments of an Enterprise and Related Information,” we have five operating segments. Historically, the Company has aggregated its operating segments into one reportable segment. Subsequent to the issuance of our consolidated financial statement for the year ended December 31, 2005, we have concluded that we should revise our segment disclosure for all periods presented by providing disclosure for each of our four reportable segments: Northern California, Southland / Los Angeles, San Diego / Riverside, and the Washington D.C. Area. The Company’s fifth operating segment does not meet the quantitive thresholds for separate disclosure. See below for the accompanying consolidated financial statements that the Company has restated to revise its segment disclosures for all periods presented.
The Company is a residential homebuilder and land developer. The Company is organized and manages its business based on the geographical areas in which it operates. Each of the Company’s segments specializes in lot entitlement and development and the construction of single-family and multi-family homes. The Company evaluates performance and allocates capital based primarily on return on assets together with a number of other risk factors. Earnings performance is measured using segment operating income. The accounting policies of the segments are the same as those described in Note 1, “Significant Accounting Policies.”

	Years ended December 31,
Revenues	2005	2004	2003
Northern California	$199,234	$327,757	$192,913
Southland / Los Angeles	197,148	339,000	216,368
San Diego / Riverside	444,672	239,914	293,735
Washington D.C. Area	377,751	264,783	252,650
Corporate and Other	12,247	60,296	45,529

Total Revenues	$1,231,052	$1,231,750	$1,001,195

Segment Operating Income
Northern California	$88,049	$84,186	$19,703
Southland / Los Angeles	36,167	46,601	30,948
San Diego / Riverside	173,819	75,749	92,285
Washington D.C. Area	110,125	64,762	26,122
Corporate and Other	(17,140)	(3,445)	(3,297)

Total Operating Income	$391,020	$267,853	$165,761
Minority Interest	(36,498)	(28,140)	(18,684)

Net Income Before Taxes	$354,522	$239,713	$147,077

	December 31,
Housing and Land Assets(1)	2005	2004
Northern California	$167,985	$101,272
Southland / Los Angeles	185,309	101,711
San Diego / Riverside	293,804	312,385
Washington D.C. Area	291,380	247,486
Corporate and Other	49,499	24,126

Total	$987,977	$786,980

(1)	Consists of housing and land inventory, investments in housing and land joint ventures and consolidated land inventory not owned.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
The following tables set forth additional financial information relating to the Company’s reportable segments:

	Years Ended December 31,
	2005	2004	2003
Equity in Earnings from Housing and Land Joint Ventures
Northern California	$40,739	$50,271	$8,972
Southland / Los Angeles	6,296	1,056	10,952
San Diego / Riverside	7,409	4,235	—
Washington D.C. Area	10,640	5,832	2,131
Corporate and Other	—	—	—

	$65,084	$61,394	$22,055

	December 31,
	2005	2004
Investments in Housing and Land Joint Ventures
Northern California	$(14,989)	$(24,641)
Southland / Los Angeles	2,733	7,245
San Diego / Riverside	30,152	38,313
Washington D.C. Area	30,091	30,051
Corporate and Other	5,273	8,842

Total	$53,260	$59,810

All revenues are from external customers and are of origin in the United States. There were no customers that contributed 10% or more of the Company’s total revenues during the years ended December 31, 2005, 2004 and 2003. All of the Company’s assets are in the United States.

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
As described in Note 12 to the Consolidated Financial Statements, we have restated our Note 12 to the Consolidated Financial Statements to disaggregate our operations into four reportable segments. Our management, including our CEO and CFO, has re-evaluated our disclosure controls and procedures as of the end of the period covered by this report to determine whether the restatement changes their prior conclusion, and have determined that it does not change their conclusion that at December 31, 2005, our disclosure controls and procedures were effective. The restatement represents a change in judgment under current practice as to the application of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The treatment of our homebuilding business as a single, national, reportable segment was in accordance with the practice followed by substantially all the large, geographically diverse homebuilders that file reports with the SEC. The change in the way we report segment information did not result in any change to the Company’s consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders’ equity and consolidated statements of cash flows for any of the periods presented.
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
Management’s Report on Internal Control Over Financial Reporting (as revised)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. We have not identified any material weakness in our internal control over financial reporting.
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

Our management has re-evaluated its assessment regarding the effectiveness of our internal control over financial reporting as a result of the restatement described in Note 12 to the Consolidated Financial Statements which disaggregates our operations into four reportable segments. Our management has concluded that its prior assessment that our internal control over financial reporting was effective as of December 31, 2005, is correct. The restatement represents a change in judgment under current practice as to the application of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This determination was based upon the fact that management believes that our internal control over financial reporting operated in a manner that provided management with a reasonable basis for their original conclusion with respect to reporting segment information.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Stockholders of Brookfield Homes Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as revised), that Brookfield Homes Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 1, 2006 (December 15, 2006 as to the effects of Note 12) expressed an unqualified opinion on those financial statements, and included an explanatory paragraph related to the restatement of such consolidated financial statements to revise the Company’s segment disclosures.

Independent Registered Chartered Accountants
Toronto, Ontario, Canada
February 1, 2006 (December 15, 2006 with respect to management’s discussion of the restatement of the financial statements in the fourth paragraph of Management’s Report on Internal Control over Financial Reporting (as revised)).

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
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated by reference from our 2006 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2006 (120 days after the end of our fiscal year), except for the information required by this item with respect to equity compensation plans which is set forth under Item 5 of this annual report on Form 10-K/A and is incorporated herein by reference.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of December, 2006.

Brookfield Homes Corporation
By:	/s/ IAN G. COCKWELL
Ian G. Cockwell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. BRUCE FLATT J. Bruce Flatt	Chairman of the Board	December 22, 2006
/s/ IAN G. COCKWELL Ian G. Cockwell	President and Chief Executive Officer and Director (Principal Executive Officer)	December 22, 2006
/s/ PAUL G. KERRIGAN Paul G. Kerrigan	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 22, 2006
/s/ JOAN H. FALLON Joan H. Fallon	Director	December 22 2006
/s/ ROBERT A. FERCHAT Robert A. Ferchat	Director	December 22, 2006
/s/ BRUCE T. LEHMAN Bruce T. Lehman	Director	December 22, 2006
/s/ ALAN NORRIS Alan Norris	Director	December 22, 2006
/s/ DAVID M. SHERMAN David M. Sherman	Director	December 22, 2006
/s/ ROBERT L. STELZL Robert L. Stelzl	Director	December 22, 2006

EXHIBIT INDEX

Exhibit	Description

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

4.3
Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments ¯ Incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2006.

10.1	License Agreement — Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

10.2†	Form of Stock Option Plan — Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

10.3†	Form of Deferred Share Unit Plan — Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

21.1	List of Subsidiaries — Incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

31.1*	Rule 13a-14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.

31.2*	Rule 13a-14(a) certification by Paul G. Kerrigan, Executive Vice President and Chief Financial Officer.

32.1*	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

†	Executive Officers management contract or compensatory plan or arrangement