Form 10-Q/A
period 2006-03-31
BROOKFIELD HOMES CORP
filed 2006-12-22
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission File Number: 001-31524
BROOKFIELD HOMES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	37-1446709 (I.R.S. Employer Identification No.)

8500 Executive Park Avenue Suite 300 Fairfax, Virginia (Address of Principal Executive Offices)	22031 (Zip Code)
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

EXPLANATORY NOTE
This form 10-Q/A is being filed to provide additional segment reporting footnote disclosure. We have restated the accompanying unaudited Consolidated Financial Statements to revise our segment disclosure for all periods presented to disaggregate our operations into four reportable segments. See our revised disclosures in Note 7 to the unaudited Consolidated Financial Statements. Unless otherwise indicated, no information in this Form 10-Q/A has been updated for any subsequent information or events from the original filing.
Conforming changes have been made to Items 1, 2 and 4 of this Form 10-Q/A. The aforementioned changes have no effect on the Company’s unaudited consolidated balance sheets as of March 31, 2006 and December 31, 2005 or unaudited consolidated statements of income and related earnings per share amounts, unaudited consolidated statements of stockholders’ equity or unaudited consolidated statements of cash flows for the three months ended March 31, 2006 and 2005.

INDEX
BROOKFIELD HOMES CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		March 31,	December 31,
	Note	2006	2005
	(Unaudited)
Assets
Housing and land inventory	2	$999,520	$912,617
Investments in housing and land joint ventures	3	60,728	53,260
Consolidated land inventory not owned	2	18,925	22,100
Receivables and other assets		43,323	94,081
Cash and cash equivalents		63,915	198,411
Deferred income taxes		48,754	49,417

		$1,235,165	$1,329,886

Liabilities and Equity
Project specific and other financings		$672,015	$691,410
Accounts payable and other liabilities		231,218	320,787
Minority interest	2	52,454	53,040
Preferred stock — 10,000,000 shares authorized, no shares issued		—	—
Common — 65,000,000 shares authorized, 32,073,781 shares issued and 27,287,206 outstanding (December 31, 2005 — 32,073,781 shares issued and 27,378,181 outstanding)		321	321
Additional paid-in-capital		146,890	146,249
Treasury stock, at cost — 4,786,575 shares (December 31, 2005 — 4,695,600 shares)		(221,860)	(217,182)
Retained earnings		354,127	335,261

		$1,235,165	$1,329,886

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		Three Months Ended
		March 31,
Revenue	Note	2006	2005
		(Unaudited)
Housing		$121,823	$143,083
Land and other revenues		21,075	9,072

		142,898	152,155
Direct Cost of Sales	2	(91,724)	(103,978)

		51,174	48,177
Equity in earnings from housing and land joint ventures	3	907	7,312
Selling, general and administrative expense		(19,253)	(21,224)
Minority interest		(2,251)	(3,209)

Net Income Before Taxes		30,577	31,056
Income tax expense		(11,711)	(12,112)

Net Income		$18,866	$18,944

Earnings Per Share
Basic	4	$0.69	$0.61
Diluted	4	$0.68	$0.60
Weighted Average Common Shares Outstanding (in thousands)
Basic	4	27,375	30,865
Diluted	4	27,817	31,517
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(all dollar amounts are in thousands of U.S. dollars)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Common Stock	$321	$321

Additional Paid-in Capital
Opening balance	146,249	142,016
Stock option exercises	641	—

Ending balance	146,890	142,016

Treasury Stock
Opening balance	(217,182)	(22,091)
Share repurchases	(9,698)	(956)
Stock option exercises	5,020	—

Ending balance	(221,860)	(23,047)

Retained Earnings
Opening balance	335,261	125,870
Net income	18,866	18,944

Ending balance	354,127	144,814

Total stockholders’ equity	$279,478	$264,104

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Cash Flows From Operating Activities
Net income	$18,866	$18,944
Adjustments to reconcile net income to net cash used in operating activities:
Distributed income from housing and land joint ventures	486	29
Minority interest	2,251	3,209
Deferred income taxes	682	(592)
Other changes in operating assets and liabilities:
Decrease in receivables and other assets	50,758	44,187
Increase in housing and land inventory	(89,793)	(109,338)
Decrease in accounts payable and other	(70,457)	(40,165)

Net cash used in operating activities	(87,207)	(83,726)

Cash Flows From Investing Activities
Investments in housing and land joint ventures	(8,933)	(5,379)
Recovery from housing and land joint ventures	979	15,513

Net cash (used in)/provided by investing activities	(7,954)	10,134

Cash Flows From Financing Activities
Net (repayments)/borrowings under revolving project specific and other financings	(19,395)	17,800
Distributions to minority interest	(12,017)	(9,489)
Contributions from minority interest	1,667	4,172
Repurchase of common shares	(9,698)	(956)
Exercise of stock options	108	—

Net cash (used in)/provided by financing activities	(39,335)	11,527

Decrease in cash and cash equivalents	(134,496)	(62,065)
Cash and cash equivalents at beginning of period	198,411	186,731

Cash and cash equivalents at end of period	$63,915	$124,666

Supplemental Cash Flow Information
Interest paid	$12,026	$5,771
Income taxes paid	$14,565	$39,411
Non-cash decrease in consolidated land inventory not owned	$6,065	$6,602
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
Capitalized costs are expensed as costs of sales on a specific identification basis or on a relative value basis in proportion to anticipated revenue. Included in direct cost of sales is $84.7 million of costs related to housing revenue for the three months ended March 31, 2006 (March 31, 2005 — $101.6 million) and $7.0 million of costs related to land sales and other revenues (March 31, 2005 — $2.4 million).
In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions of such agreements. Under these option agreements, the Company will fund deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be VIEs, it is the primary beneficiary of options for 577 lots with an aggregate exercise price of $18.9 million (December 31, 2005 — 577 lots with an aggregate exercise price of $22.1 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $12.2 million (December 31, 2005 — $18.3 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Housing and land inventory includes non-refundable deposits and other costs totaling $74.1 million (December 31, 2005 — $58.3 million) in connection with options that are not required to be consolidated under the provisions of FIN 46R. The total exercise price of these options is $776.7 million (December 31, 2005 — $720.6 million) including the non-refundable deposits identified above. The number of lots for which the Company has obtained an option to purchase, excluding those already consolidated, and their respective dates of expiry and their exercise price are as follows:

		Total
	Number	Exercise
Year of Expiry	of Lots	Price
2006	3,777	$210,923
2007	3,807	159,627
2008	418	53,983
Thereafter	8,226	352,144

	16,228	$776,677

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
Compensation expense related to the Company’s stock options during the three months ended March 31, 2006 was $2.8 million (2005 — $5.5 million). If the Company had adopted the provisions of SFAS 123R in 2005, there would be no change to net income before taxes, net income or earnings per share.
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

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 7.  Segment Information (as restated)
As defined in SFAS 131, “Disclosures About Segments of an Enterprise and Related Information,” we have five operating segments. Historically, the Company has aggregated its operating segments into one reportable segment. Subsequent to the issuance of our consolidated financial statement for the quarter ended March 31, 2005, we have concluded that we should revise our segment disclosure for all periods presented by providing disclosure for each of our four reportable segments: Northern California, Southland / Los Angeles, San Diego / Riverside, and the Washington D.C. Area. The Company’s fifth operating segment does not meet the quantitative thresholds for separate disclosure. See below for the accompanying consolidated financial statements that the Company has restated to revise its segment disclosures for all periods presented.
The Company is a residential homebuilder and land developer. The Company is organized and manages its business based on the geographical areas in which it operates. Each of the Company’s segments specialize in lot entitlement and development and the construction of single-family and multi-family homes. The Company evaluates performance and allocates capital based primarily on return on assets together with a number of other risk factors. Earnings performance is measured using segment operating income. The accounting policies of the segments are the same as those described in Note 1, “Significant Accounting Policies”.

	Three Months Ended
	March 31,
	2006	2005
Revenues
Northern California	$8,345	$28,601
Southland / Los Angeles	14,183	25,745
San Diego / Riverside	42,520	48,675
Washington, D.C. Area	66,882	43,116
Corporate and Other	10,968	6,018

	$142,898	$152,155

Segment Operating Income
Northern California	$(564)	$5,666
Southland / Los Angeles (1)	513	9,626
San Diego / Riverside	16,130	15,533
Washington D.C. Area (2)	17,120	10,599
Corporate and Other (3)	(371)	(7,159)

	32,828	34,265
Minority Interest	(2,251)	(3,209)

Net Income before Taxes	$30,577	$31,056

(1)	Includes equity in earnings from housing and land joint ventures of nil and $6.2 million for the three months ended March 31, 2006 and 2005, respectively.

(2)	Includes equity in earnings from housing and land joint ventures of $0.9 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively.

(3)	Includes operating income related to our other operations, interest and other income, corporate general and administrative expenses including stock compensation income and expenses.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)

	March 31,	December 31,
	2006	2005
Housing and Land Assets(1)
Northern California	$170,308	$167,985
Southland / Los Angeles	220,222	185,309
San Diego / Riverside	345,180	293,804
Washington, D.C. Area	290,974	291,380
Corporate and Other	52,489	49,499

	$1,079,173	$987,977

(1)	Consists of housing and land inventory, investments in housing and land joint ventures and consolidated land inventory not owned.
The following table sets forth additional financial information relating to the Company’s reportable operating segments:

	March 31,	December 31,
	2006	2005
Investments in Housing and Land Joint Ventures
Northern California	$(15,530)	$(14,989)
Southland / Los Angeles	2,733	2,733
San Diego / Riverside	35,719	30,152
Washington, D.C. Area	30,815	30,091
Corporate and Other	6,991	5,273

Total	$60,728	$53,260

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance and that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” and Item 1A — “Risk Factors” elsewhere in this report and in our Annual Report on Form 10-K/A for the year ended December 31, 2005.
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
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2006 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K/A for the year ended December 31, 2005.

Results of Operations

Selected Financial Information	Three Months Ended
	March 31,
($ millions)	2006	2005

Revenue:
Housing	$122	$143
Land and other revenues	21	9

Total revenues	143	152
Direct cost of sales	(92)	(104)

Gross margin	51	48
Equity in earnings from housing and land joint ventures	1	7
Selling, general and administrative expense	(19)	(21)

Operating income	33	34
Minority interest	(2)	(3)

Net income before taxes	31	31
Income tax expense	(12)	(12)

Net income	$19	$19

Segment Information
Housing revenue ($ millions):
Northern California	$8	$29
Southland / Los Angeles	14	25
San Diego / Riverside	30	49
Washington D.C. Area	62	39
Corporate and Other	8	1

Total	$122	$143

Land and Other revenues ($ millions):
Northern California	$—	$—
Southland / Los Angeles	—	—
San Diego / Riverside	13	—
Washington D.C. Area	5	4
Corporate and Other	3	5

Total	$21	$9

Gross Margin ($ millions):
Northern California	$2	$8
Southland / Los Angeles	3	5
San Diego / Riverside	19	18
Washington D.C. Area	22	14
Corporate and Other	5	3

Total	$51	$48

Home closings (units):
Northern California	7	34
Southland / Los Angeles	19	22
San Diego / Riverside	47	83
Washington D.C. Area	108	81
Corporate and Other	11	2

Total	192	222

Average selling price:
Northern California	$1,212,000	$844,000
Southland / Los Angeles	719,000	1,159,000
San Diego / Riverside	637,000	586,000
Washington D.C. Area	575,000	484,000
Corporate and Other	691,000	586,000

Average	$634,000	$645,000

	Three Months Ended
	March 31,
	2006	2005

Net new orders (units):(1)
Northern California	15	63
Southland / Los Angeles	93	77
San Diego / Riverside	40	159
Washington D.C. Area	69	201
Corporate and Other	10	17

Total	227	517

Backlog (units at end of period):(2)
Northern California	20	83
Southland / Los Angeles	179	139
San Diego / Riverside	75	357
Washington D.C. Area	157	315
Corporate and other	59	17

Total	490	911

Lots controlled (units at end of period):
Lots owned:
San Francisco Bay Area	1,342	1,678
Southland / Los Angeles	1,107	360
San Diego / Riverside	6,648	6,435
Washington D.C. Area	3,595	3,991
Corporate and Other	163	254

	12,855	12,718
Lots under option	16,805	17,030

Total	29,660	29,748

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations, excluding joint ventures.

(2)	Backlog represents the number of new homes subject to pending sales contracts, excluding joint ventures.
Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005
Net Income
Net income was $19 million for the three months ended March 31, 2006, consistent with the three months ended March 31, 2005.
Results of Operations
Company-wide: Housing revenues were $122 million for the three months ended March 31, 2006, a decrease of $21 million over the three months ended March 31, 2005. The decrease in housing revenue for the three months ended March 31, 2006 was due primarily to a decrease in home closings.
The gross margin on housing revenues for the three months ended March 31, 2006 was $37 million or 31% compared with $41 million or 29% for the same period in 2005. The increase in the gross margin percentage is due to a higher percentage of home closings in San Diego and the Washington D.C. Area where our housing margins are the highest as we are building on land that we entitled and developed.
Northern California: Housing revenues were $8 million for the three months ended March 31, 2006, a decrease of $21 million over the three months ended March 31, 2005. The decrease in housing revenue for the three months ended March 31, 2006 was due to a decrease in home closings, partially offset by an increase in the average selling price. The gross margin on housing revenues for the three months ended March 31, 2006 was $2 million or 27% compared with $8 million or 27% for the same period in 2005.
Southland / Los Angeles: Housing revenues were $14 million for the three months ended March 31, 2006, a decrease of $11 million over the three months ended March 31, 2005. The decrease is primarily due to a decrease in the average selling price. The gross margin on housing revenues for the three months ended March 31, 2006 was $3 million or 23% compared with $5 million or 20% for the same period in 2005.
San Diego / Riverside: Housing revenues were $30 million for the three months ended March 31, 2006, a decrease of $19 million over the three months ended March 31, 2005. The decrease is due to a decrease in home closings, partially offset by an increase in the average selling price. The gross margin on housing revenue for the three months ended March 31, 2006 was $10 million or 34% compared with $18 million or 36% for the same period in 2005.

Washington D.C. Area: Housing revenues were $62 million for the three months ended March 31, 2006, an increase of $23 million over the three months ended March 31, 2005. The increase in housing revenue for the three months ended March 31, 2006 was due to an increase in home closings and an increase in the average selling price. The gross margin on housing revenue for the three months ended March 31, 2006 was $21 million or 33% compared with $12 million or 31%.
Company-wide: Land and other revenues totaled $21 million for the three ended March 31, 2006, an increase of $12 million over the three months ended March 31, 2005. The increase in land and other revenues for the three months ended March 31, 2006 was primarily due to an increase in the number of lots sold. Our land revenues may vary significantly from period to period due to the timing and the nature of land sales, as they generally occur on an opportunistic basis.
The gross margin on land and other revenues for the three months ended March 31, 2006 was $14 million compared with $7 million for the same period in 2005. The increase is due to the bulk sale of 114 lots which contributed $8 million to our gross margin.
San Diego / Riverside: Land and other revenues totaled $13 million for the three months ended March 31, 2006, compared to nil for the three months ended March 31, 2005. The increase in land and other revenues for the three months ended March 31, 2006 was due to the sale of 115 lots.
Washington D.C. Area: Land and other revenues totaled $5 million for the three months ended March 31, 2006, an increase of $1 million over the three months ended March 31, 2005.
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
Our total debt as of March 31, 2006 was $672 million, a decrease of $19 million compared to December 31, 2005. Total debt as of March 31, 2006 consisted mainly of project specific financings, which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major project specific lenders are Bank of America, Housing Capital Corporation and Wells Fargo. Other debt comprises deferred compensation on which interest is paid at prime, loans outstanding relating to mortgages we originated that are repaid when the underlying mortgages are sold to permanent lenders, and project specific financings related to our other operations. As of March 31, 2006, the average interest rate on our debt was 7.9%, with maturities as follows:

	Maturities
($ millions)	2006	2007	2008	Post 2008	Total

Northern California	$67	$39	$—	$—	$106
Southland / Los Angeles	57	43	—	—	100
San Diego / Riverside	126	128	—	—	254
Washington D.C. Area	78	46	21	—	145
Other	5	37	18	7	67

Total	$333	$293	$39	$7	$672

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
Cash used in our investing activities in joint ventures for the three months ended March 31, 2006 was $8 million, compared with cash provided of $10 million for the same period in 2005. The decrease in cash flow during the three months ended March 31, 2006 is primarily a result of contributions of capital in our joint ventures in San Diego during the three months ended March 31, 2006 and the bulk sale of 41 lots in Southern California during the three months ended March 31, 2005.
Cash used by our financing activities for three months ended March 31, 2006 was $39 million compared with cash provided of $12 million for the same period in 2005. The decrease in cash flow is primarily due to an increase in share repurchases and repayment of debt.
Contractual Obligations and Other Commitments
Our contractual obligations and other commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.
We generally fund the development of our communities through the use of project specific financings. As of March 31, 2006, we had available project specific debt lines of $262 million that were available to complete land development and construction activities.
A total of $626 million of our project specific and other financings mature prior to the end of 2007. The high level of maturities in 2006 and 2007 is due to our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate sufficient cash flow from our assets in 2006 and 2007 to repay these obligations. Our net debt to total capitalization ratio as of March 31, 2006, which is defined as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 65% compared to 61% at December 31, 2005. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of our Annual Report on Form 10-K/A for the year ended December 31, 2005 entitled “Risk Factors — Our Debt and Leverage Could Adversely Affect our Financial Condition.”
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
Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control lots for an extended period of time, until options expire and/or we are ready to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of March 31, 2006, we had $81 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options is $796 million. Pursuant to FIN 46R, as defined in Note 1 to our consolidated financial statements included elsewhere in this Form 10-Q/A, we have consolidated $19 million of these option contracts.
Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q/A for additional information on our lot options.
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
Forward-Looking Statements
This quarterly report on Form 10-Q/A contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q/A include, among others, statements with respect to:
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
Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:
•	changes in general economic, real estate and other conditions;
•	mortgage rate changes;
•	availability of suitable undeveloped land at acceptable prices;
•	adverse legislation or regulation;
•	ability to obtain necessary permits and approvals for the development of our land;
•	availability of labor or materials or increases in their costs;

•	ability to develop and market our master-planned communities successfully;
•	confidence levels of consumers;
•	ability to raise capital on favorable terms;
•	adverse weather conditions and natural disasters;
•	relations with the residents of our communities;
•	risks associated with increased insurance costs or unavailability of adequate coverage;
•	ability to obtain surety bonds;
•	competitive conditions in the homebuilding industry, including product and pricing pressures; and

•	additional risks and uncertainties, many of which are beyond our control, referred to in our Form 10-K/A for the year ended December 31, 2005 and our other SEC filings.
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
As described in Note 7 to the unaudited Consolidated Financial Statements, we have restated our Note 7 to the unaudited Consolidated Financial Statements to disaggregate our operations into four reportable segments. Our management, including our CEO and CFO, has re-evaluated our disclosure controls and procedures as of the end of the period covered by this report to determine whether the restatement changes their prior conclusion, and have determined that it does not change their conclusion that at March 31, 2006, our disclosure controls and procedures were effective. The restatement represents a change in judgment under current practice as to the application of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The treatment of our homebuilding business as a single, national, reportable segment was in accordance with the practice followed by substantially all the large, geographically diverse homebuilders that file reports with the SEC. The change in the way we report segment information did not result in any change to the Company’s unaudited consolidated balance sheets, unaudited consolidated statements of income, unaudited consolidated statements of stockholders’ equity and unaudited consolidated statements of cash flows for any of the periods presented.

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

				Maximum Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased(1)	Paid Per Share	or Programs	or Programs
January 1, 2005 — January 31, 2006	10,000	$48.90	10,000	$51,639,294
February 1, 2006 — February 28, 2006	145,000	$49.20	145,500	$44,480,459
March 1, 2006 — March 31, 2006	44,000	$46.45	44,000	$42,436,744

Total	199,500	$48.58	199,500	$42,436,744

(1)	All shares were purchased pursuant to the publicly announced plan in open-market transactions.
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