Form 10-Q/A
period 2006-06-30
BROOKFIELD HOMES CORP
filed 2006-12-22
CIK 1202157

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

EXPLANATORY NOTE
This form 10-Q/A is being filed to provide additional segment reporting footnote disclosure. We have restated the accompanying unaudited Consolidated Financial Statements to revise our segment disclosure for all periods presented to disaggregate our operations into four reportable segments. See our revised disclosures in Note 8 to the unaudited Consolidated Financial Statements. Unless otherwise indicated, no information in this Form 10-Q/A has been updated for any subsequent information or events from the original filing.
Conforming changes have been made to Items 1, 2 and 4 of this Form 10-Q/A. The aforementioned changes have no effect on the Company’s unaudited consolidated balance sheets as of June 30, 2006 and December 31, 2005 or unaudited consolidated statements of income and related earnings per share amounts, unaudited consolidated statements of stockholders’ equity or unaudited consolidated statements of cash flows for the three and six months ended June 30, 2006 and 2005.

INDEX
BROOKFIELD HOMES CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		June 30,	December 31,
	Note	2006	2005
		(Unaudited)

Assets
Housing and land inventory	2	$1,001,161	$912,617
Investments in housing and land joint ventures	3	64,731	53,260
Consolidated land inventory not owned	2	17,925	22,100
Receivables and other assets		41,307	94,081
Cash and cash equivalents		74,767	198,411
Deferred income taxes		45,792	49,417

		$1,245,683	$1,329,886

Liabilities and Equity
Project specific and other financings	7	$681,204	$691,410
Accounts payable and other liabilities	4	219,920	320,787
Minority interest	2	53,017	53,040
Preferred stock — 10,000,000 shares authorized, no shares issued		—	—
Common — 65,000,000 shares authorized, 32,073,781 shares issued (December 31, 2005 — 32,073,781 shares issued)		321	321
Additional paid-in-capital		146,730	146,249
Treasury stock, at cost — 5,469,275 shares (December 31, 2005 — 4,695,600 shares)		(247,355)	(217,182)
Retained earnings		391,846	335,261

		$1,245,683	$1,329,886

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		Three Months Ended June 30,		Six Months Ended June 30,
Revenue	Note	2006	2005	2006	2005
		(Unaudited)
Housing		$193,682	$237,424	$315,505	$380,507
Land and other revenues		38,780	15,006	59,855	24,078

		232,462	252,430	375,360	404,585
Direct Cost of Sales	2	(158,461)	(176,557)	(250,185)	(280,535)

		74,001	75,873	125,175	124,050
Equity in earnings from housing and land joint ventures	3	763	2,279	1,670	9,591
Selling, general and administrative expense		(1,819)	(19,763)	(21,072)	(40,987)
Minority interest		(3,153)	(5,780)	(5,404)	(8,989)

Net Income Before Taxes		69,792	52,609	100,369	83,665
Income tax expense		(26,730)	(20,254)	(38,441)	(32,366)

Net Income		$43,062	$32,355	$61,928	$51,299

Earnings Per Share
Basic	5	$1.60	$1.05	$2.28	$1.66
Diluted	5	$1.57	$1.03	$2.24	$1.63
Weighted Average Common Shares Outstanding (in thousands)
Basic	5	26,996	30,998	27,185	30,932
Diluted	5	27,388	31,555	27,602	31,536
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(all dollar amounts are in thousands of U.S. dollars)

	Six Months Ended
	June 30,
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
	(Unaudited)
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

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
(d)  Variable Interest Entities
In December 2003, “FASB” issued revised Interpretation 46 (“FIN 46R”), “Consolidation of Variable Interest Entities” (“VIEs”), an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” which replaces the previous version of FASB Interpretation 46 issued in January 2003 (“FIN 46”). The decision whether to consolidate a VIE begins with establishing that a VIE exists. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investor lacks one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity, and the right to receive the expected residual returns. The entity with the majority of the expected losses or expected residual return is considered to be the primary beneficiary of the entity and is required to consolidate such entity. The Company has determined that it is the primary beneficiary of certain VIEs which are presented in these financial statements under “Consolidated land inventory not owned” with the interest of others included in “Minority interest.” See Notes 2 and 3 for further discussion on the consolidation of land option contracts and joint ventures.
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
Capitalized costs are expensed as costs of sales on a specific identification basis or on a relative value basis in proportion to anticipated revenue. Included in direct cost of sales is $140.6 million and $225.3 million of costs related to housing revenue for the three and six months ended June 30, 2006 (June 30, 2005 — $165.8 million and $267.4 million) and $17.9 million and $24.9 million of costs related to land sales and other revenues (June 30, 2005 — $10.7 million and $13.1 million).
In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions of such agreements. Under these option agreements, the Company will fund deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be VIEs, it is the primary beneficiary of options for 573 lots with an aggregate exercise price of $17.9 million (December 31, 2005 — 577 lots with an aggregate exercise price of $22.1 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $11.0 million (December 31, 2005 — $18.3 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Housing and land inventory includes non-refundable deposits and other costs totaling $90.6 million (December 31, 2005 — $58.3 million) in connection with options that are not required to be consolidated under the provisions of FIN 46R. The total exercise price of these options is $786.3 million (December 31, 2005 — $720.6 million) including the non-refundable deposits identified above. The number of lots for which the Company has obtained an option to purchase, excluding those already consolidated, and their respective dates of expiry and their exercise price are as follows:

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

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At June 30, 2006, the Company had recourse guarantees of $1.7 million (December 31, 2005 — $2.0 million) and limited maintenance guarantees of $83.5 million (December 31, 2005 — $91.6 million) with respect to debt in its joint ventures. As of June 30, 2006, the fair market value of the recourse guarantees was insignificant.
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
Compensation expense related to the Company’s stock options during the three and six months ended June 30, 2006 was income of $6.2 million and $3.4 million (2005 expense — $2.7 million and $8.2 million). If the Company had adopted the provisions of SFAS 123R in 2005, the incremental charge to net income for the three and six months ended June 30, 2005 would have been $0.3 million. The impact on both basic and diluted earnings per share for the three and six months ended June 30, 2005 would have been an additional expense of $0.01 per share.
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

(c) The Company entered into an interest rate swap contract during the third quarter of 2004 which effectively fixes $60.0 million of the Company’s variable rate debt at 5.89% until the contract expires in 2009. At June 30, 2006, the fair market value of the contract was $2.8 million and is included in Receivables and other assets. During the second quarter of 2005, the Company entered into an additional interest rate swap contract which effectively fixes $50.0 million of the Company’s variable rate debt at 6.54% until the contract expires in 2010. At June 30, 2006, the fair market value of the contract was $1.7 million and is included in Receivables and other assets. Income of $0.9 million and $2.3 million was recognized during the three and six months ended June 30, 2006 and was included in Land and other revenues (June 30, 2005 — $(2.2) million and $(0.9) million). Both interest rate swaps are recorded at fair market value because hedge accounting has not been applied.
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
Note 8.  Segment Information (as restated)
As defined in SFAS 131, “Disclosures About Segments of an Enterprise and Related Information,” we have five operating segments. Historically, the Company has aggregated its operating segments into one reportable segment. Subsequent to the issuance of our consolidated financial statement for the three and six months June 30, 2006, we have concluded that we should revise our segment disclosure for all periods presented by providing disclosure for each of our four reportable segments: Northern California, Southland / Los Angeles, San Diego / Riverside, and the Washington D.C. Area. The Company’s fifth operating segment does not meet the quantitative thresholds for separate disclosure. See below for the accompanying consolidated financial statements that the Company has restated to revise its segment disclosures for all periods presented.
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

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2006	2005	2006	2005
Revenues
Northern California	$26,943	$19,837	$35,288	$48,438
Southland / Los Angeles	92,129	68,856	106,312	94,601
San Diego / Riverside	52,648	103,603	95,168	152,278
Washington, D.C. Area	51,378	60,029	118,260	103,145
Corporate and Other	9,364	105	20,332	6,123

	$232,462	$252,430	$375,360	$404,585

Segment Operating Income
Northern California	$4,701	$2,925	$4,137	$8,591
Southland / Los Angeles(1)	25,281	8,088	25,794	17,714
San Diego / Riverside	15,637	34,670	31,767	50,203
Washington D.C. Area(2)	9,801	19,496	26,921	30,095
Corporate and Other(3)	17,525	(6,790)	17,154	(13,949)

	$72,945	$58,389	$105,773	$92,654
Minority Interest	(3,153)	(5,780)	(5,404)	(8,989)

Net Income before Taxes	$69,792	$52,609	$100,369	$83,665

(1)	Includes equity in earnings from housing and land joint ventures of nil and $6.3 million for the six months ended June 30, 2006 and 2005, respectively.

(2)	Includes equity in earnings from housing and land joint ventures of $1.7 million and $3.3 million for the six months ended June 30, 2006 and 2005, respectively.

(3)	Includes operating income related to our other operations, interest and other income, corporate general and administrative expenses including stock compensation income and expenses.

	June 30,	December 31,
	2006	2005
Housing and Land Assets(1)
Northern California	$187,760	$167,985
Southland / Los Angeles	207,554	185,309
San Diego / Riverside	340,865	293,804
Washington, D.C. Area	292,956	291,380
Corporate and Other	54,682	49,499

	$1,083,817	$987,977

(1)	Consists of housing and land inventory, investments in housing and land joint ventures and consolidated land inventory not owned.
The following table sets forth additional financial information relating to the Company’s reportable operating segments:

	June 30,	December 31,
	2006	2005
Investments in Housing and Land Joint Ventures
Northern California	$(6,593)	$(14,989)
Southland / Los Angeles	3,085	2,733
San Diego / Riverside	32,478	30,152
Washington, D.C. Area	28,067	30,091
Corporate and Other	7,694	5,273

	$64,731	$53,260

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

Results of Operations

Selected Financial Information	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ millions)	2006	2005	2006	2005
Revenue:
Housing	$193	$238	$315	$381
Land and other revenues	39	15	60	24

Total revenues	232	253	375	405
Direct cost of sales	(158)	(177)	(250)	(281)

Gross margin	74	76	125	124
Equity in earnings from housing and land joint ventures	1	2	2	9
Selling, general and administrative expense	(2)	(20)	(21)	(41)

Operating income	73	58	106	92
Minority interest	(4)	(6)	(6)	(9)

Net income before taxes	69	52	100	83
Income tax expense	(26)	(20)	(38)	(32)

Net income	$43	$32	$62	$51

Segment Information
Housing revenue ($ millions):
Northern California	$27	$20	$35	$49
Southland / Los Angeles	64	68	78	93
San Diego / Riverside	46	103	76	152
Washington D.C. Area	48	47	110	86
Corporate and Other	8	—	16	1

Total	$193	$238	$315	$381

Land and Other revenues ($ millions):
Northern California	$—	$—	$—	$—
Southland / Los Angeles	28	1	28	1
San Diego / Riverside	6	—	19	—
Washington D.C. Area	3	14	8	18
Corporate and Other	2	—	5	5

Total	$39	$15	$60	$24

Gross Margin ($ millions):
Northern California	$6	$4	$8	$12
Southland / Los Angeles	30	13	33	18
San Diego / Riverside	19	38	38	56
Washington D.C. Area	14	22	36	36
Corporate and Other	5	(1)	10	2

Total	$74	$76	$125	$124

Home closings (units):
Northern California	23	25	30	59
Southland / Los Angeles	78	53	97	75
San Diego / Riverside	72	182	119	265
Washington D.C. Area	78	95	186	176
Corporate and Other	11	—	22	2

Total	262	355	454	577

Average selling price:
Northern California	$1,164,000	$794,000	$1,175,000	$823,000
Southland / Los Angeles	827,000	1,277,000	806,000	1,242,000
San Diego / Riverside	644,000	568,000	641,000	573,000
Washington D.C. Area	619,000	489,000	594,000	487,000
Corporate and Other	700,000	—	696,000	586,000

Average	$739,000	$669,000	$695,000	$659,000

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net new orders (units):(1)
Northern California	30	54	45	117
Southland / Los Angeles	91	48	184	125
San Diego / Riverside	54	183	94	342
Washington D.C. Area	76	204	145	405
Corporate and Other	4	13	14	30

Total	255	502	482	1,019

Backlog (units at end of period):(2)
Northern California	27	112
Southland / Los Angeles	192	134
San Diego / Riverside	57	358
Washington D.C. Area	155	424
Corporate and other	52	30

Total	483	1,058

Lots controlled (units at end of period):
Lots owned:
San Francisco Bay Area	1,318	1,651
Southland / Los Angeles	891	321
San Diego / Riverside	6,576	6,253
Washington D.C. Area	3,523	4,038
Corporate and Other	158	254

	12,466	12,517
Lots under option	16,985	17,801

Total	29,451	30,318

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations, excluding joint ventures.

(2)	Backlog represents the number of new homes subject to pending sales contracts, excluding joint ventures.
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
Results of Operations
Company wide: Housing revenues were $193 million and $315 million for the three and six months ended June 30, 2006, a decrease of $45 million and $66 million over the three and six months ended June 30, 2005, respectively. The decrease in housing revenues for the three and six months ended June 30, 2006 was due primarily to a decrease in home closings.
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
Northern California: Housing revenues were $27 million and $35 million for the three and six months ended June 30, 2006, an increase of $7 million and a decrease of $14 million over the three and six months ended June 30, 2005. The increase in housing revenues for the three months ended June 30, 2006 was due to an increase in our average selling price. The gross margin on housing revenues for the three months ended June 30, 2006 was $6 million or 25% compared with $4 million or 22% for the same period in 2005. The gross margin on housing revenues for the six months ended June 30, 2006 was $8 million or 25% compared with $12 million or 25% for the same period in 2005.

Southland / Los Angeles: Housing revenues were $64 million and $78 million for the three and six months ended June 30, 2006, a decrease of $4 million and $15 million over the three and six months ended June 30, 2005. The decrease in housing revenues for the three and six months ended June 30, 2006 was primarily due to a decrease in our average selling price. The gross margin on housing revenues for the three months ended June 30, 2006 was $14 million or 22% compared with $12 million or 17% for the same period in 2005. The gross margin on housing revenues for the six months ended June 30, 2006 was $17 million or 22% compared with $17 million or 18% for the same period in 2005.
San Diego / Riverside: Housing revenues were $46 million and $76 million for the three and six months ended June 30, 2006, a decrease of $57 million and $76 million over the three and six months ended June 30, 2005. The decrease in housing revenues for the three and six months ended June 30, 2006 was due to a decrease in home closings, partially offset by an increase in our average selling price. The gross margin on housing revenue for the three months ended June 30, 2006 was $16 million or 33% compared with $38 million or 37% for the same period in 2005. The gross margin on housing revenues for the six months ended June 30, 2006 was $26 million or 34% compared with $56 million or 36% for the same period in 2005.
Washington D.C. Area: Housing revenues were $48 million and $110 million for the three and six months ended June 30, 2006, an increase of $1 million and $24 million over the three and six months ended June 30, 2005. The increase in housing revenues for the three and six months ended June 30, 2006 was due to an increase in our average selling price. The gross margin on housing revenues for the three months ended June 30, 2006 was $14 million or 28% compared with $15 million or 32% for the same period in 2005. The gross margin on housing revenues for the six months ended June 30, 2006 was $35 million or 31% compared with $27 million or 32% for the same period in 2005.
Company-wide: Land and other revenues totaled $39 million for the three months ended June 30, 2006, an increase of $24 million over the three months ended June 30, 2005. For the six months ended June 30, 2006, land and other revenues were $60 million, an increase of $36 million over the same period in 2005. The increase in land and other revenues for the three months ended June 30, 2006 was primarily due to the bulk sale of 322 lots for revenue of $33 million. Our land revenues may vary significantly from period to period due to the timing and the nature of land sales, as they generally occur on an opportunistic basis.
The gross margin on land and other revenues for the three and six months ended June 30, 2006 was $21 million and $35 million compared with $4 million and $11 million for the same periods in 2005. The increase for the three months is due to the bulk sale of 322 lots which contributed $17 million to our gross margin.
Southland / Los Angeles: Land and other revenues totaled $28 million for the three and six months ended June 30, 2006, compared to $1 million for the same period in 2005. The increase is due to the bulk sale of 271 lots which contributed $15 million to our gross margin during the three months ended June 30, 2006.
San Diego / Riverside: Land and other revenues totaled $6 million and $19 million for the three and six months ended June 30, 2006, compared to nil for the same period in 2005. The increase in land and other revenues for the three months ended June 30, 2006 was due to the bulk sale of 50 lots which contributed $2 million to our gross margin.
Washington D.C. Area: Land and other revenues totaled $3 million and $8 million for the three and six months ended June 30, 2006, a decrease of $11 million and $10 million over the three and six months ended June 30, 2005. The decrease in land and other revenues for the three months ended June 30, 2006 was primarily due to a decrease in lots sold.
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
Our total debt as of June 30, 2006 was $681 million, a decrease of $10 million compared to December 31, 2005. Total debt as of June 30, 2006 consisted mainly of project specific financings, which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major project specific lenders are Bank of America, Housing Capital Corporation,
Wells Fargo Bank and Union Bank of California. Other debt comprises deferred compensation on which interest is paid at prime, loans outstanding relating to mortgages we originated that are repaid when the underlying mortgages are sold to permanent lenders, project specific financing related to our other operations, and a promissory note due to a subsidiary of our largest stockholder, Brookfield Asset Management Inc. As of June 30, 2006, the average interest rate on our debt was 8.2%, with maturities as follows:

	Maturities
($ millions)	2006	2007	2008	Post 2008	Total
Northern California	$60	$31	$15	$—	$106
Southland / Los Angeles	29	73	3	—	105
San Diego / Riverside	107	131	7	—	245
Washington D.C. Area	70	48	24	—	142
Other	1	57	18	7	83

Total	$267	$340	$67	$7	$681

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
Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control lots for an extended period of time, until options expire and/or we are ready to sell the land or construct homes. This reduces our financial risk associated with land holdings. As of June 30, 2006, we had $97 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options is $804 million. Pursuant to FIN 46R, as defined in Note 1 to our consolidated financial statements included elsewhere in this Form 10-Q/A, we have consolidated $18 million of these option contracts. Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q/A for additional information on our lot options.
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
As described in Note 8 to the unaudited Consolidated Financial Statements, we have restated our Note 8 to the unaudited Consolidated Financial Statements to disaggregate our operations into four reportable segments. Our management, including our CEO and CFO, has re-evaluated our disclosure controls and procedures as of the end of the period covered by this report to determine whether the restatement changes their prior conclusion, and have determined that it does not change their conclusion that at June 30, 2006, our disclosure controls and procedures were effective. The restatement represents a change in judgment under current practice as to the application of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The treatment of our homebuilding business as a single, national, reportable segment was in accordance with the practice followed by substantially all the large, geographically diverse homebuilders that file reports with the SEC. The change in the way we report segment information did not result in any change to the Company’s unaudited consolidated balance sheets, unaudited consolidated statements of income, unaudited consolidated statements of stockholders’ equity and unaudited consolidated statements of cash flows for any of the periods presented.
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
Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.
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

				Maximum
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid Per Share	or Programs	or Programs
April 1, 2006 — April 30, 2006	80,000	$47.02	80,000	$38,674,945
May 1, 2006 — May 31, 2006	320,000	$40.50	320,000	$25,713,656
June 1, 2006 — June 30, 2006	314,700	$32.50	314,700	$15,484,760

Total / Balance June 30, 2006	714,700	$37.71	714,700	$15,484,760

July 20, 2006 Program Increase				34,515,240

Dollar Value of Program at July 20, 2006				$50,000,000

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
Item 5.  Other Information
None.
Item 6.  Exhibits
(a)       Exhibits.
  4.1     Revolving Credit Facility dated June 12, 2006 — Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.
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

BROOKFIELD HOMES CORPORATION
By:	/s/ PAUL G. KERRIGAN
Paul G. Kerrigan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
4.1	Revolving Credit Facility dated June 12, 2006 — Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.

31.1	Rule 13a – 14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.

31.2	Rule 13a – 14(a) certification by Paul G. Kerrigan, Executive Vice President and Chief Financial Officer.

32.1	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer.