Form 10-Q/A
period 2006-09-30
BROOKFIELD HOMES CORP
filed 2006-12-22
CIK 1202157

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

EXPLANATORY NOTE
This form 10-Q/A is being filed to provide additional segment reporting footnote disclosure. We have restated the accompanying unaudited Consolidated Financial Statements to revise our segment disclosure for all periods presented to disaggregate our operations into four reportable segments. See our revised disclosures in Note 9 to the unaudited Consolidated Financial Statements. Unless otherwise indicated, no information in this Form 10-Q/A has been updated for any subsequent information or events from the original filing.
Conforming changes have been made to Items 1, 2 and 4 of this Form 10-Q/A. The aforementioned changes have no effect on the Company’s unaudited consolidated balance sheets as of September 30, 2006 and December 31, 2005 or unaudited consolidated statements of income and related earnings per share amounts, unaudited consolidated statements of stockholders’ equity or unaudited consolidated statements of cash flows for the three and nine months ended September 30, 2006 and 2005.

INDEX
BROOKFIELD HOMES CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		September 30,	December 31,
	Note	2006	2005
		(Unaudited)
Assets
Housing and land inventory	2	$1,049,544	$912,617
Investments in housing and land joint ventures	3	103,044	53,260
Consolidated land inventory not owned	2	16,925	22,100
Receivables and other assets	8	36,177	94,081
Cash and cash equivalents		12,421	198,411
Deferred income taxes		44,894	49,417

		$1,263,005	$1,329,886

Liabilities and Equity
Project specific and other financings	8	$665,718	$691,410
Accounts payable and other liabilities	4	217,615	320,787
Minority interest	2	61,778	53,040
Preferred stock — 10,000,000 shares authorized, no shares issued		—	—
Common — 65,000,000 shares authorized, 32,073,781 shares issued (December 31, 2005 — 32,073,781 shares issued)		321	321
Additional paid-in-capital		146,730	146,249
Treasury stock, at cost — 5,519,275 shares (December 31, 2005 — 4,695,600 shares)		(248,606)	(217,182)
Retained earnings		419,449	335,261

		$1,263,005	$1,329,886

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Revenue	Note	2006	2005	2006	2005
		(Unaudited)
Housing		$160,025	$253,059	$475,530	$633,566
Land and other revenues		16,159	14,650	76,014	38,728

		176,184	267,709	551,544	672,294
Direct Cost of Sales	2	(125,322)	(186,319)	(375,507)	(466,854)

		50,862	81,390	176,037	205,440
Equity in earnings from housing and land joint ventures	3	11,204	15,658	12,874	25,249
Selling, general and administrative expense		(13,592)	(28,907)	(34,664)	(69,894)
Minority interest		(3,737)	(6,888)	(9,141)	(15,877)

Net Income Before Taxes		44,737	61,253	145,106	144,918
Income tax expense		(17,134)	(23,431)	(55,575)	(55,797)

Net Income		$27,603	$37,822	$89,531	$89,121

Earnings Per Share
Basic	5	$1.04	$1.22	$3.32	$2.88
Diluted	5	$1.03	$1.20	$3.27	$2.83
Weighted Average Common Shares Outstanding (in thousands)
Basic	5	26,572	30,931	26,981	30,932
Diluted	5	26,898	31,481	27,368	31,518
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(all dollar amounts are in thousands of U.S. dollars)

	Nine Months Ended
	September 30,
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
In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions of such agreements. Under these option agreements, the Company will fund deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be VIEs, it is the primary beneficiary of options for 568 lots with an aggregate exercise price of $16.9 million (December 31, 2005 — 577 lots with an aggregate exercise price of $22.1 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $11.5 million (December 31, 2005 — $18.3 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.
Housing and land inventory includes non-refundable deposits and other costs totaling $96.1 million (December 31, 2005 — $58.3 million) in connection with options that are not required to be consolidated under the provisions of FIN 46R. The total exercise price of these options is $715.2 million (December 31, 2005 — $720.6 million) including the non-refundable deposits identified above. The number of lots for which the Company has obtained an option to purchase, excluding those already consolidated, and their respective dates of expiry and their exercise price are as follows:

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
The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At September 30, 2006, the Company had recourse guarantees of nil (December 31, 2005 — $2.0 million) and limited maintenance guarantees of $84.7 million (December 31, 2005 — $91.6 million) with respect to debt in its joint ventures. As of September 30, 2006, the fair market value of the recourse guarantees was insignificant.
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
Compensation expense related to the Company’s stock options during the three and nine months ended September 30, 2006 was income of $1.4 million and $4.8 million (2005 expense — $5.7 million and $13.9 million). If the Company had adopted the provisions of SFAS 123R in 2005, the incremental impact to net income for the three and nine months ended September 30, 2005 would have been income of $0.1 million and expense of $0.2 million, respectively. The impact on both basic and diluted earnings per share for the nine months ended September 30, 2005 would have been an additional expense of $0.01 per share.
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
Note 8.  Commitments, Contingent Liabilities and Other
(a)  The Company, in the normal course of its business, has issued performance bonds and letters of credit pursuant to various facilities which at September 30, 2006 amounted to $244.9 million (December 31, 2005 — $266.4 million) and $27.8 million (December 31, 2005 — $21.4 million), respectively. The majority of these commitments have been issued to municipal authorities as part of the obligations of the Company in connection with the land servicing requirements.
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

(d)  The Company entered into an interest rate swap contract during the third quarter of 2004 which effectively fixes $60.0 million of the Company’s variable rate debt at 5.89% until the contract expires in 2009. At September 30, 2006, the fair market value of the contract was $1.7 million and is included in Receivables and other assets. During the second quarter of 2005, the Company entered into an additional interest rate swap contract which effectively fixes $50.0 million of the Company’s variable rate debt at 6.54% until the contract expires in 2010. At September 30, 2006, the fair market value of the contract was $0.7 million and is included in Receivables and other assets. A loss of $2.0 million and income of $0.3 million was recognized during the three and nine months ended September 30, 2006 and was included in Land and other revenues (September 30, 2005 — $2.2 million and $1.3 million). Both interest rate swaps are recorded at fair market value because hedge accounting has not been applied. During October 2006, the Company entered into an interest rate swap contract which effectively fixes $50.0 million of the Company’s variable rate debt at 6.93% until the contract expires in 2011.
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
Note 9.  Segment Information (as restated)
As defined in SFAS 131, “Disclosures About Segments of an Enterprise and Related Information,” we have five operating segments. Historically, the Company has aggregated its operating segments into one reportable segment. Subsequent to the issuance of our consolidated financial statement for the quarter ended September 30, 2006, we have concluded that we should revise our segment disclosure for all periods presented by providing disclosure for each of our four reportable segments: Northern California, Southland / Los Angeles, San Diego / Riverside, and the Washington D.C. Area. The Company’s fifth operating segment does not meet the quantitative thresholds for separate disclosure. See below for the accompanying consolidated financial statements that the Company has restated to revise its segment disclosures for all periods presented.
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

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Northern California	$38,088	$61,090	$73,376	$109,528
Southland / Los Angeles	54,439	40,177	160,751	134,778
San Diego / Riverside	27,410	104,186	122,578	256,464
Washington, D.C. Area	47,157	59,312	165,417	162,457
Corporate and Other	9,090	2,944	29,422	9,067

	$176,184	$267,709	$551,544	$672,294

Segment Operating Income
Northern California	$18,092	$11,869	$22,229	$20,460
Southland / Los Angeles	7,925	4,482	33,719	22,196
San Diego / Riverside	10,346	46,414	42,113	96,617
Washington D.C. Area	8,400	13,270	35,321	43,365
Corporate and Other(1)	3,711	(7,894)	20,865	(21,843)

	$48,474	$68,141	$154,247	$160,795
Minority Interest	(3,737)	(6,888)	(9,141)	(15,877)

Net Income before Taxes	$44,737	$61,253	$145,106	$144,918

(1)	Includes operating income related to other operations, interest and other income, and corporate general and administrative expenses including stock compensation income and expenses.

	September 30,	December 31,
	2006	2005
Housing and Land Assets(1)
Northern California	$218,974	$167,985
Southland / Los Angeles	211,623	185,309
San Diego / Riverside	384,076	293,804
Washington, D.C. Area	298,024	291,380
Corporate and Other	56,816	49,499

	$1,169,513	$987,977

(1)	Consists of housing and land inventory, investments in housing and land joint ventures and consolidated land inventory not owned.
The following tables set forth additional financial information relating to the Company’s reportable operating segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Equity in Earnings from Housing & Land Joint Ventures
Northern California	$10,500	$—	$10,500	$—
Southland / Los Angeles	—	9	(52)	6,335
San Diego / Riverside	—	12,018	—	12,018
Washington D.C. Area	704	3,631	2,426	6,896
Corporate and Other	—	—	—	—

	$11,204	$15,658	$12,874	$25,249

	September 30,	December 31,
	2006	2005
Investments in Housing and Land Joint Ventures
Northern California	$17,017	$(14,989)
Southland / Los Angeles	5,544	2,733
San Diego / Riverside	39,988	30,152
Washington, D.C. Area	31,328	30,091
Corporate and Other	9,167	5,273

	$103,044	$53,260

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
Results of Operations

Selected Financial Information	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ millions)	2006	2005	2006	2005
Revenue:
Housing	$160	$253	$475	$634
Land and other revenues	16	14	76	38

Total revenues	176	267	551	672
Direct cost of sales	(125)	(186)	(375)	(467)

Gross margin	51	81	176	205
Equity in earnings from housing and land joint ventures	11	16	13	25
Selling, general and administrative expense	(14)	(28)	(35)	(69)

Operating income	48	69	154	161
Minority interest	(3)	(7)	(9)	(16)

Net income before taxes	45	62	145	145
Income tax expense	(17)	(24)	(55)	(56)

Net income	$28	$38	$90	$89

Segment Information
Housing revenue ($ millions):
Northern California	$29	$61	$64	$110
Southland / Los Angeles	54	40	132	133
San Diego / Riverside	24	96	100	248
Washington D.C. Area	44	56	154	142
Corporate and Other	9	—	25	1

Total	$160	$253	$475	$634

Land and Other revenues ($ millions):
Northern California	$9	$—	$9	$—
Southland / Los Angeles	1	1	29	2
San Diego / Riverside	3	8	22	8
Washington D.C. Area	3	2	11	20
Corporate and Other	—	3	5	8

Total	$16	$14	$76	$38

Gross Margin ($ millions):
Northern California	$10	$15	$18	$27
Southland / Los Angeles	12	9	45	27
San Diego / Riverside	13	38	51	94
Washington D.C. Area	12	14	48	50
Corporate and Other	4	5	14	7

Total	$51	$81	$176	$205

Home closings (units):
Northern California	29	59	59	118
Southland / Los Angeles	71	61	168	136
San Diego / Riverside	43	153	162	418
Washington D.C. Area	72	92	258	268
Corporate and Other	13	—	35	2

Total	228	365	682	942

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Average selling price:
Northern California	$999,000	$1,032,000	$1,089,000	$928,000
Southland / Los Angeles	760,000	651,000	787,000	977,000
San Diego / Riverside	555,000	629,000	618,000	594,000
Washington D.C. Area	607,000	611,000	597,000	530,000
Corporate and Other	731,000	—	709,000	586,000

Average	$702,000	$693,000	$697,000	$673,000

Net new orders (units):(1)
Northern California	36	26	81	143
Southland / Los Angeles	84	55	268	180
San Diego / Riverside	77	59	171	401
Washington D.C. Area	48	106	193	511
Corporate and Other	16	—	30	30

Total	261	246	743	1,265

Backlog (units at end of period):(2)
Northern California	34	79
Southland / Los Angeles	205	128
San Diego / Riverside	91	264
Washington D.C. Area	131	438
Corporate and other	55	30

Total	516	939

Lots controlled (units at end of period):
Lots owned:
San Francisco Bay Area	1,290	1,592
Southland / Los Angeles	946	457
San Diego / Riverside	6,603	6,338
Washington D.C. Area	3,433	4,151
Corporate and Other	151	254

	12,423	12,792
Lots under option	16,825	17,217

Total	29,248	30,009

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations, excluding joint ventures.

(2)	Backlog represents the number of new homes subject to pending sales contracts, excluding joint ventures.
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
Results of Operations
Company-wide: Housing revenues were $160 million and $475 million for the three and nine months ended September 30, 2006, a decrease of $93 million and $159 million over the three and nine months ended September 30, 2005, respectively. The decrease in housing revenue for the three and nine months ended September 30, 2006 was due primarily to a decrease in home closings.
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

Northern California: Housing revenues were $29 million and $64 million for the three and nine months ended September 30, 2006, a decrease of $32 million and $46 million over the three and nine months ended September 30, 2005. The decrease in housing revenue for the three months ended September 30, 2006 was due to a decrease in home closings and a decrease in our average selling price. The gross margin on housing revenues for the three months ended September 30, 2006 was $4 million or 13% compared with $15 million or 24% for the same period in 2005. The decrease in gross margin percentage is due to a higher use of incentives as a result of more challenging market conditions in 2006 and product mix. The gross margin on housing revenues for the nine months ended September 30, 2006 was $12 million or 20% compared with $27 million or 25% for the same period in 2005.
Southland / Los Angeles: Housing revenues were $54 million and $132 million for the three and nine months ended September 30, 2006, an increase of $14 million and a decrease of $1 million over the three and nine months ended September 30, 2005. The increase in housing revenues for the three months ended September 30, 2006 was due to an increase in home closings and an increase in our average selling price. The gross margin on housing revenues for the three months ended September 30, 2006 was $11 million or 21% compared with $8 million or 21% for the same period in 2005. The gross margin on housing revenues for the nine months ended September 30, 2006 was $28 million or 21% compared with $25 million or 19% for the same period in 2005.
San Diego / Riverside: Housing revenues were $24 million and $100 million for the three and nine months ended September 30, 2006, a decrease of $72 million and $148 million over the three and nine months ended September 30, 2005. The decrease in housing revenues for the three months ended September 30, 2006 was due to a decrease in home closings and a decrease in our average selling price. The gross margin on housing revenue for the three months ended September 30, 2006 was $11 million or 45% compared with $35 million or 37% for the same period in 2005. The increase in gross margin percentage is due to product mix and partially offset by higher incentives as a result of more challenging market conditions in 2006 and product mix. The gross margin on housing revenues for the nine months ended September 30, 2006 was $37 million or 36% compared with $91 million or 36% for the same period in 2005.
Washington D.C. Area: Housing revenues were $44 million and $154 million for the three and nine months ended September 30, 2006, a decrease of $12 million and increase of $12 million over the three and nine months ended September 30, 2005. The decrease in housing revenues for the three months ended September 30, 2006 was due to a decrease in home closings and a decrease in our average selling price. The gross margin on housing revenues for the three months ended September 30, 2006 was $12 million or 27% compared with $17 million or 31% for the same period in 2005. The gross margin on housing revenues for the nine months ended September 30, 2006 was $47 million or 30% compared with $44 million or 31% for the same period in 2005.
Company-wide: Land and other revenues totaled $16 million for the three months ended September 30, 2006, an increase of $2 million over the three months ended September 30, 2005. For the nine months ended September 30, 2006, land and other revenues were $76 million, an increase of $38 million over the same period in 2005. The increase in land and other revenues for the nine months ended September 30, 2006 was primarily due to an increase in the number of lots sold. Our land revenues may vary significantly from period to period due to the timing and the nature of land sales, as they generally occur on an opportunistic basis.
The gross margin on land and other revenues for the three and nine months ended September 30, 2006 was $9 million and $44 million compared with $8 million and $19 million for the same periods in 2005. The increase for the nine months is due to the increase in number of lots sold.
Northern California: Land and other revenues totaled $9 million for the three and nine months ended September 30, 2006, compared to nil for the same period in 2005. The increase is due to a bulk land sale which contributed $6 million to our gross margin.
Southland / Los Angeles: Land and other revenues totaled $29 million for the nine months ended September 30, 2006, an increase of $27 million over the nine months ended September 30, 2005. The increase is primarily due to a bulk land sale which contributed $15 million to our gross margin during the nine months ended September 30, 2006.
San Diego / Riverside: Land and other revenues totaled $3 million and $22 million for the three and nine months ended September 30, 2006, a decrease of $5 million and an increase of $14 million over the three and nine months ended September 30, 2005. The increase in land and other revenues for the nine months ended September 30, 2006 was due to bulk land sales which contributed $13 million to our gross margin.
Washington D.C. Area: Land and other revenues totaled $3 million and $11 million for the three and nine months ended September 30, 2006, an increase of $1 million and a decrease of $9 million over the three and nine months ended September 30, 2005. The decrease in land and other revenues for the nine months ended September 30, 2006 was primarily due to a decrease in lots sold.

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
Our total debt as of September 30, 2006 was $666 million, a decrease of $25 million compared to December 31, 2005. Total debt as of September 30, 2006 consisted mainly of project specific financings, which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major project specific lenders are Bank of America, Housing Capital Corporation, Wells Fargo Bank and Union Bank of California. Other debt comprises deferred compensation on which interest is paid at prime, loans outstanding relating to mortgages we originated that are repaid when the underlying mortgages are sold to permanent lenders, project specific financings related to our other operations and a promissory note due to a subsidiary of our largest stockholder, Brookfield Asset Management Inc. As of September 30, 2006, the average interest rate on our debt was 8.0%, with maturities as follows:

	Maturities
($ millions)	2006	2007	2008	Post 2008	Total
Northern California	$7	$40	$47	$—	$94
Southland / Los Angeles	—	62	55	—	117
San Diego / Riverside	58	89	92	—	239
Washington D.C. Area	63	48	27	—	138
Other	1	52	18	7	78

Total	$129	$291	$239	$7	$666

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

Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control lots for an extended period of time, until options expire and/or we are ready to sell the land or construct homes. This reduces our financial risk associated with land holdings. As of September 30, 2006, we had $102 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options is $732 million. Pursuant to FIN 46R, as defined in Note 1 to our consolidated financial statements included elsewhere in this Form 10-Q/A, we have consolidated $17 million of these option contracts. Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q/A for additional information on our lot options.
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
As described in Note 9 to the unaudited Consolidated Financial Statements, we have restated our Note 9 to the unaudited Consolidated Financial Statements to disaggregate our operations into four reportable segments. Our management, including our CEO and CFO, has re-evaluated our disclosure controls and procedures as of the end of the period covered by this report to determine whether the restatement changes their prior conclusion, and have determined that it does not change their conclusion that at September 30, 2006, our disclosure controls and procedures were effective. The restatement represents a change in judgment under current practice as to the application of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The treatment of our homebuilding business as a single, national, reportable segment was in accordance with the practice followed by substantially all the large, geographically diverse homebuilders that file reports with the SEC. The change in the way we report segment information did not result in any change to the Company’s unaudited consolidated balance sheets, unaudited consolidated statements of income, unaudited consolidated statements of stockholders’ equity and unaudited consolidated statements of cash flows for any of the periods presented.
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

				Maximum
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid Per Share	or Programs	or Programs
July 1, 2006 — July 31, 2006	—	$—	—	$50,000,000
August 1, 2006 — August 31, 2006	50,000	$24.99	50,000	$48,750,330
September 1, 2006 — September 30, 2006	—	$—	—	$48,750,330

Total	50,000	$24.99	50,000	$48,750,330

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