Form 10-K
period 2006-12-31
BROOKFIELD HOMES CORP
filed 2007-03-06
CIK 1202157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Yes ☐      No ☑
As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $375,829,776 based upon the closing market price on June 30, 2006 of a share of common stock on the New York Stock Exchange.
As of February 15, 2007, the registrant had outstanding 26,627,825 shares of its common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2007 definitive proxy statement, to be filed with the Commission no later than April 30, 2007, are incorporated by reference into Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of Part III of this annual report on Form 10-K.

PART I
Item 1. Business
Introduction
Brookfield Homes Corporation (“Brookfield Homes”) is a residential homebuilder and land developer, building homes and developing land in master-planned communities and infill locations (unless the context requires otherwise, references in this report to “we,” “our,” “us” and “the Company” refer to Brookfield Homes and its subsidiaries). We design, construct and market single-family and multi-family homes primarily to move-up and luxury homebuyers. We also entitle and develop land for our own communities and sell lots to other homebuilders. Our operations are currently focused primarily in the following markets: Northern California (San Francisco Bay Area and Sacramento); Southland / Los Angeles; San Diego / Riverside; and the Washington D.C. Area. We targeted these markets because we believe over the longer term they offer strong housing demand, a constrained supply of developable land and close proximity to areas where we expect continued strong employment growth. Our Washington D.C. Area operations commenced in the mid 1980s and our California operations commenced in 1996.
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
The following chart summarizes our principal operating subsidiaries and the year in which we commenced operations:

Market	Year of Entry	Principal Subsidiary
San Francisco Bay Area	1996	Brookfield Bay Area Holdings LLC
Southland / Los Angeles	1996	Brookfield Southland Holdings LLC
San Diego / Riverside	1996	Brookfield San Diego Holdings LLC
Washington D.C. Area	1984	Brookfield Washington LLC
California	1998	Brookfield California Land Holdings LLC
Sacramento	2003	Brookfield Sacramento LLC
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

To shorten the development period, many developers purchase land that has been partially developed. This land is generally higher in value than raw land because a portion of the costs and risk associated with the development have been incurred.
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
Narrative Description of Our Business
We design, construct and market single-family and multi-family homes primarily to move-up and luxury home-buyers. We also develop land for our own communities and sell lots to other homebuilders. In each of our markets, we operate through local business units which are involved in all phases of the planning and building of our master-planned communities and infill developments. These phases include sourcing and evaluating land acquisitions, site planning, obtaining entitlements, developing the land, product design, constructing, marketing and selling homes and homebuyer customer service. In the five year period ended December 31, 2006, we closed a total of 7,621 homes and sold 7,700 lots in various stages of development to other homebuilders. A home or lot is considered closed when title has passed to the homebuyer, and for a lot when a significant cash down payment or appropriate security has been received.
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
In 2006, we closed a total of 1,159 homes, compared with 1,582 in 2005. The breakdown of our home closings by market in the last three years follows:

(Units)	2006	2005	2004
Northern California	107	192	407
Southland / Los Angeles	326	221	338
San Diego / Riverside	288	611	507
Washington D.C. Area	375	556	447
Corporate and Other	63	2	99

Total	1,159	1,582	1,798

At December 31, 2006, we had in backlog 247 homes or approximately 20% of our planned 1,150 to 1,250 home closings for 2007 delivery. Backlog represents the number of homes subject to pending sales contracts.
We also sell serviced and unserviced lots to other homebuilders, generally on an opportunistic basis where we can enhance our returns, reduce our risk in a market or re-deploy our capital to an asset providing higher returns. In 2006, we sold 834 lots, the majority of which were bulk sales of raw or undeveloped land in Southland and San Diego. In 2005, we sold 1,242 lots, the majority of which were bulk sales of raw or undeveloped land in San Diego and the Washington D.C. Area.
Our average home price in 2006 was $677,000, consistent with our average home price in 2005 of $679,000. The breakdown of the average prices on our home closings in the last three years follows:

	2006		2005		2004
		Average		Average		Average
	Sales	Price	Sales	Price	Sales	Price
	(Millions)		(Millions)		(Millions)
Northern California	$106	$987,000	$199	$1,036,000	$328	$804,000
Southland / Los Angeles	236	725,000	193	874,000	337	996,000
San Diego / Riverside	173	601,000	378	618,000	231	456,000
Washington D.C. Area	222	592,000	303	545,000	219	491,000
Corporate and Other	47	749,000	1	586,000	54	548,000

Total	$784	$677,000	$1,074	$679,000	$1,169	$650,000

For more detailed financial information with respect to our revenues, earnings and assets, please see the accompanying consolidated financial statements and related notes included elsewhere in this report.
Business Strategy
Our goal is to maximize the total return on our common stockholders’ equity over the long term. The key elements of our strategy to achieve this goal are as follows:
Selective Acquisition Policies
We selectively acquire land that provides us with attractive residential projects that are consistent with our overall strategy and management expertise. We acquire land only if we believe that it will provide us with a minimum return on our invested capital. We also acquire options to purchase land rather than purchasing the land outright, in order to reduce our capital at risk in controlling land. In determining the minimum return we will accept, we take into account the risk inherent in increasing our land inventory and the specific development project. In making additional land acquisitions in one of our current markets, we also consider our recent financial returns achieved in that market.
In order to expand our market opportunities, we also selectively pursue joint venture projects with landowners, other homebuilders and intermediaries. We are generally active participants in our joint ventures.
Decentralized Operating Structure
We operate our homebuilding business through local business units responsible for projects in their geographic area. Each of our business units has significant experience in the homebuilding industry in the market in which it operates. We believe that in-depth knowledge of a local market enables our business units to better meet the needs of our customers and to more effectively address the issues that arise on each project. Our business units are responsible for all elements of the homebuilding process, including sourcing and evaluating land acquisitions, site planning and entitlements, developing the land, product design, constructing, marketing and selling homes, customer service and management reporting. Given the nature of their responsibilities, the compensation of each of the management teams in our business units is directly related to its results. Each business unit operates as a fully integrated profit center and the senior management of each business unit is compensated through a combination of base salary and participation in his or her business unit’s profits. Furthermore, each of our business unit presidents own a minority equity interest in their business unit.
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
Asset Profile
Our assets are focused on single-family and multi-family homebuilding in the markets in which we operate. They consist primarily of housing and land inventory and investments in housing and land joint ventures. Our total assets excluding cash and cash equivalents and deferred income taxes as of December 31, 2006 were $1,262 million, with $888 million of these assets located in California, $314 million in the Washington D.C. Area and $60 million in other operations.
As of December 31, 2006, we controlled 27,616 lots. Controlled lots include those we directly own, our proportionate share of those owned by our joint ventures and those that we have the option to purchase. Our controlled lots provide a strong foundation for our future homebuilding business and visibility on our future cash flow and earnings. Approximately eighty percent of our owned lots are entitled and ready for development and our optioned lots are mainly unentitled and require various regulatory approvals before development can commence. The number of residential building lots we control in each of our markets as of December 31, 2006 follows:

	Owned
(Lots)	Directly	Joint Ventures	Options	Total Lots
Northern California	837	408	8,564	9,809
Southland / Los Angeles	786	271	1,964	3,021
San Diego / Riverside	4,157	2,059	1,500	7,716
Washington D.C. Area	2,367	1,684	2,869	6,920
Corporate and Other	115	35	—	150

Total December 31, 2006	8,262	4,457	14,897	27,616

Total December 31, 2005	8,443	3,890	17,179	29,512

Our housing and land inventory includes homes completed or under construction, developed land and raw land. The book value of our housing and land inventory in each of our primary markets for the last two years follows:

	December	December
(Book Value, $ millions)	31, 2006	31, 2005
Northern California	$289	$169
Southland / Los Angeles	154	183
San Diego / Riverside	344	264
Washington D.C. Area	247	253
Corporate and Other	41	44

Total	$1,075	$913

The book value of our investments in housing and land joint ventures as of December 31, 2006 was $90 million. The total book value of the assets and liabilities of these joint ventures and our share of the equity of the joint ventures as of December 31, 2006 follows:

December
(Book Value, $ millions)	31, 2006
Assets	$490
Liabilities	$286
Brookfield Homes’ net investment	$90
The following describes our major projects:
Windemere, San Francisco Bay Area. Windemere is a 5,200 lot master-planned community located on one of the last premier infill tracts of residential housing land in the East Bay area of San Francisco. Windemere was acquired under option in 1998, final approvals were obtained in 2000 and lot sales commenced in 2001. We hold a one-third interest in Windemere, with the other two-thirds owned equally by Centex Corporation and Lennar Corporation. We have no affiliation with Centex Corporation or Lennar Corporation. We directly own 449 lots in Windemere and our share of the remaining joint venture units is 98 lots.

University District, San Francisco Bay Area. University District is a 254 acre project in Rohnert Park, near Santa Rosa which is entitled for 1,454 lots, all of which we control. The City of Rohnert Park’s water supply assessment has been challenged and this may delay further development of this project.
Edenglen, Ontario. Edenglen is a 542 lot project in the City of Ontario in San Bernardino County and is the first community within the master-planned community known as the New Model Colony. We obtained final approvals and commenced grading in 2006. We hold a 50% interest in Edenglen with the remaining 50% held by Standard Pacific Corp. We have no affiliation with Standard Pacific Corp.
Morningstar Ranch, Riverside County. Morningstar Ranch is a 1,081 lot master-planned community near Temecula in Riverside County. The initial phases of 492 lots have closed out and land development on the remaining 589 lots, all of which we own, commenced in 2004 and was completed in 2006.
Audie Murphy Ranch, Riverside County. Audie Murphy Ranch is a 999 acre project in the Menifee Valley in the County of Riverside. We obtained final approvals in 2004 and grading commenced in 2005. We hold a 50% interest in Audie Murphy, with the remaining 50% held by Woodside Homes. We have no affiliation with Woodside Homes.
Calavera Hills, San Diego County. Calavera Hills is an 800 acre project located in the coastal community of Carlsbad. We completed Phase I of the project with the construction of 483 homes. Approvals for Phase II were obtained for 642 homes, grading commenced in 2002 and home closings commenced in 2004. Phase III, planned for 394 units will commence development in 2007. We hold a 50% interest in Calavera Hills, with the remaining 50% held by McMillin Companies. We have no affiliation with McMillin Companies.
Sycamore Canyon, San Diego County. Sycamore Canyon is a 2,132 acre project located in San Diego County. The project was acquired under option in 1998, and in 2002, final approvals were obtained and grading of the site commenced. Home closings commenced in 2004 and as of December 31, 2006, we owned 269 units.
Windingwalk, San Diego County. Windingwalk (Otay Ranch Village II) in south San Diego County is a 1,200 acre project. Grading on the site commenced in 2002 and home closings commenced in 2004. We hold a 50% interest in this project, with the remaining 50% held by Shea Homes. We have no affiliation with Shea Homes. All lots have been distributed to partners of which we currently own directly 314 units.
Braemar, Washington D.C. Area. Braemar is a master-planned community located in Prince William County that began development in 1994. Since 1999, we have closed over 2,300 homes and lots in this community. As of December 31, 2006, we had 605 lots remaining in Braemar and adjacent communities in which we hold a 100% interest.
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
We believe that we own an adequate supply of land in our existing markets to maintain, on average, our operations at their current levels for at least the next six years. We regularly evaluate our land inventory and strategically sell lots and parcels of land to third parties at various stages of the development process to increase our returns from a project.
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
We attempt to limit the number of unsold units under construction by limiting the size of each construction phase and closely monitoring sales activity. Building homes of a similar product type in phases also allows us to utilize production techniques that reduce our construction costs. The number of our unsold homes fluctuates depending upon the timing of completion of construction and absorption of home phases. As of December 31, 2006, we had 135 completed and unsold homes, excluding the model homes we currently maintain.
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
As of December 31, 2006, we owned 84 model homes and leased 36 model homes from third parties, which are not generally available for sale until the final build-out of a project. Generally, two to four different model homes are built and decorated at each project to display design features. Model homes play a key role in helping buyers understand the efficiencies and value provided by each floor plan type. In addition to model homes, customers can gain an understanding of the various design features and options available to them using our design centers. At each design center, customers can meet with a designer and are shown the standard and upgraded selections available to them, including professional interior design furnishings and accessories.
We typically sell homes using sales contracts that include cash deposits by the purchasers. Before entering into sales contracts, we generally pre-qualify our customers. However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances. Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results. During 2006, as a result of more challenging market conditions, our cancellation rate significantly increased to 30% from a historical average of 15%. We continue to closely monitor the progress of prospective buyers in obtaining financing. We also monitor and adjust our construction start plans depending on the level of demand for our homes.
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
Mortgage Brokerage Operations
We offer mortgage brokerage services exclusively to our customers in our San Francisco Bay Area, Southland / Los Angeles, San Diego and Washington D.C. Area markets. We have agreements with various lenders to receive a fee on loans made by the lenders to customers we introduce to the lenders. We provide mortgage origination services to our customers in the Washington D.C. Area and do not retain or service the mortgages we originate. We customarily sell all of the loans and loan servicing rights that we originate in the secondary market within a month of origination. For the year ended December 31, 2006, less than 1% of our revenue and less than 1% of our net income was derived from our mortgage operations.
Relationship with Affiliates
We are a residential homebuilder and land developer, building homes and developing land primarily in four markets in California and in the Washington D.C. Area. None of our affiliates, including Brookfield Asset Management Inc. and Brookfield Properties, operate in similar businesses in our markets. Nevertheless, there are agreements among our affiliates to which we are a party or subject relating to a name license, the lease of office space, a deposit facility and an unsecured revolving credit facility in the form of a promissory note. For a further description of these agreements refer to “Certain Relationships and Related Transactions, and Director Independence” which is incorporated by reference into Item 13 of this report from our definitive 2007 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2007.
Three of our directors serve as executive officers and/or directors of our affiliates. For a description of those relationships refer to “Certain Relationships and Related Transactions, and Director Independence” which is incorporated by reference into Item 13 of this report from our definitive 2007 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2007.
Competition
The residential homebuilding industry is highly competitive. We compete against numerous homebuilders and others in the real estate business in and near the areas where our communities are located. Our principal competitors are primarily national public company homebuilders, including Centex Corporation, Hovnanian Enterprises, Inc., Lennar Corporation, Pulte Corporation, Standard Pacific Corp. and Toll Brothers, Inc. We may compete for investment opportunities, financing, available land, raw materials and skilled labor with entities that possess greater financial, marketing and other resources than us. Competition may increase the bargaining power of property owners seeking to sell and industry competition may increase if there is future consolidation in the residential homebuilding and land development industry.
Material Contracts
Other than contracts arising in connection with the reorganization and the Spin-off of the residential homebuilding operations of Brookfield Properties, and a deposit facility and promissory note with subsidiaries of Brookfield Asset Management Inc., we are not party or subject to any material contracts. For a description of the material contracts arising in connection with the reorganization, refer to “Certain Relationships and Related Transactions, and Director Independence” which is incorporated by reference into Item 13 of this report from our definitive 2007 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2007.
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
We do not currently have any material estimated capital expenditures related to governmental assessments or environmental compliance costs for the remainder of fiscal 2007, fiscal 2008 or fiscal 2009.
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
Employees
As of December 31, 2006, we had 591 employees. We consider our relations with our employees to be good. Our construction operations are conducted primarily through independent subcontractors, thereby limiting the number of our employees. None of our employees are currently represented by a union or covered by a collective bargaining agreement. We have not recently experienced any work stoppages.
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
NYSE Annual Disclosure
We confirm that we have submitted a Section 303A.12(a) CEO Certification to the NYSE in 2006 and filed with the SEC the CEO / CFO certification required under Section 302 of the Sarbanes-Oxley Act for the 2006 fiscal year.

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
The residential homebuilding and land development industry is cyclical and is significantly affected by changes in general and local economic conditions, such as employment levels, availability of financing for homebuyers, interest rates, consumer confidence, levels of new and existing homes for sale and housing demand. In addition, significant supply of alternatives to new homes, such as rental properties and used homes, including homes held for sale by investors and speculators, may depress prices and reduce margins for the sale of new homes. The United States housing industry experienced an industry-wide softening of demand, mainly due to a significant negative shift in homebuyer sentiment that continued through 2006. We believe this shift in sentiment was a result of a number of factors, including the impact of higher home prices on consumer confidence and increases in short term interest rates. In addition, as price appreciation slowed, the impact of investors and speculators on the markets became more evident, particularly for us in San Diego and the Washington D.C. Area. The resulting impact of these buyers canceling their sales contracts or listing their investment homes for sale was a substantial increase in new and resale home inventories. These market conditions negatively impacted our operations resulting in lower home sales per community, an increase in home cancellation rates, increases in homebuyer incentives and a decrease in lots sold to other builders.
Homebuilders are also subject to risks related to the availability and cost of materials and labor, and adverse weather conditions that can cause delays in construction schedules and cost overruns. Furthermore, the market value of undeveloped land, buildable lots and housing inventories held by us can fluctuate significantly as a result of changing economic and real estate market conditions and may result in inventory impairment charges or putting our deposits for lots controlled under option at risk. If there are significant adverse changes in economic or real estate market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We may be particularly affected by changes in local market conditions in California, where we derive a large proportion of our revenue.
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
Homebuilding is subject to home warranty and construction defect claims in the ordinary course of business and furthermore we sometimes face liabilities when we act as a general contractor, and we are sometimes responsible for losses when we hire general contractors.
As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of our business. These claims are common in the homebuilding industry and can be costly. Further, where we act as the general contractor, we are responsible for the performance of the entire contract, including work assigned to subcontractors. Claims may be asserted against us for construction defects, personal injury or property damage caused by the subcontractors, and if successful these claims give rise to liability. Where we hire general contractors, if there are unforeseen events like the bankruptcy of, or an uninsured or under-insured loss claimed against, our general contractors, we sometimes become responsible for the losses or other obligations of the general contractors. The cost of insuring against construction defect and product liability claims are high, and the amount of coverage offered by insurance companies is currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims, our business and results of operations will be adversely affected.
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
We repay the principal of our debt from the proceeds of home closings, and as a result our annual debt service is equal to the interest that accrues on our debt. Based on our net debt levels as of December 31, 2006, a 1% change up or down in interest rates could have either a negative or positive effect of approximately $4 million on our cash flows. Refer also to the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risks — Interest Rates.”
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
Tax law changes could make home ownership more expensive or less attractive. Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for an individual’s federal, and in some cases state income taxes subject to various limitations under current tax law and policy. If the federal government or a state government changes income tax laws to eliminate or substantially modify these income tax deductions, then the after-tax cost of owning a new home would increase substantially. This could adversely impact demand for, and/or sales prices of new homes.
Residential homebuilding is a competitive industry, and competitive conditions adversely affect our results of operations.
The residential homebuilding industry is highly competitive. Residential homebuilders compete not only for homebuyers, but also for desirable properties, financing, building materials and labor. We compete with other local, regional and national homebuilders, often within larger communities designed, planned and developed by such homebuilders. Any improvement in the cost structure or service of our competitors will increase the competition we face. We also compete with the resale of existing homes. Competitive conditions in the homebuilding industry could result in: difficulty in acquiring suitable land at acceptable prices; increased selling incentives; lower sales volumes and prices; increased construction costs; and delays in construction.
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
The trading price of shares of our common stock could be adversely affected because Brookfield Asset Management Inc. owns approximately 53 % of our common stock.
Brookfield Asset Management Inc. owns approximately 53% of the outstanding shares of our common stock. If Brookfield Asset Management Inc. should decide in the future to sell any of our shares owned by it, the sale (or the perception of the market that a sale may occur) could adversely affect the trading price of our common stock.
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
Item 1B. Unresolved Staff Comments
None.
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
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “BHS,” and began regular trading on January 7, 2003. The following table shows high and low sales prices for our common stock, for the periods included, as reported by the NYSE.

	Year Ended December 31, 2006			Year Ended December 31, 2005
			Cash Dividends			Cash Dividends
	High	Low	Per Share	High	Low	Per Share

1st Quarter	$53.45	$45.27	—	$45.00	$31.70	—
2nd Quarter	$52.44	$29.36	$0.20	$49.25	$39.60	$0.16
3rd Quarter	$33.14	$22.04	—	$55.68	$43.56	—
4th Quarter	$40.50	$28.01	$0.20	$56.40	$46.30	$0.16
As of February 15, 2007, there were approximately 859 holders of record of our common stock.
On February 1, 2007, our Board of Directors declared a semi-annual dividend of $0.20 per share, payable June 29, 2007 to stockholders of record on June 15, 2007. Our Board of Directors periodically reviews our dividend policy. Future dividends on our common stock, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions, investment opportunities and other factors that our Board of Directors considers relevant.
There are no current or anticipated contractual terms in our credit or other arrangements that restrict our ability to pay dividends, other than the requirements imposed by our project specific financings that require Brookfield Homes Holdings Inc., our wholly-owned subsidiary, to maintain a tangible net worth of at least $250 million, a net debt to tangible net worth ratio of 2.50 to 1 and a net debt to capitalization ratio of no greater than 65%, and the requirements of our revolving credit facility with Brookfield Asset Management Inc. that require us to maintain minimum stockholders’ equity of $200 million and a consolidated net debt to book capitalization ratio of no greater than 70%. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Other Commitments” for additional information about these restrictions.
Our Board of Directors approved a share repurchase program that allows us to repurchase in aggregate up to $144 million of our outstanding common shares, of which the remaining amount approved for repurchases at December 31, 2006 was $49 million. Since the initial approval of the program in February 2003, the following annual share repurchases have been made under the program: 2003 — 1,192,749 shares at an average price of $18.19; 2004 — 76,400 shares at an average price of $25.39; 2005 — 707,500 shares at an average price of $47.81; 2006 — 964,200 shares at an average price of $39.30. Separately, during the fourth quarter of 2005 we repurchased 3,000,000 of our shares through a fixed price tender offer at a purchase price of $55.00 per share.
During the three months and year ended December 31, 2006, we repurchased the following shares of our common stock:

				Maximum
			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
January 1, 2006 — September 30, 2006	964,200	$39.30	964,200	$48,750,330
October 1, 2006 — October 31, 2006	—	—	—	$48,750,330
November 1, 2006 — November 30, 2006	—	—	—	$48,750,330
December 1, 2006 — December 31, 2006	—	—	—	$48,750,330

Total (Year)	964,200	$39.90	964,200	$48,750,330

Total (Fourth Quarter)	—	—	—	$48,750,330

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes our equity compensation plans approved by stockholders as of December 31, 2006. We have no equity compensation plans not approved by stockholders.

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity compensation plans approved by stockholders	678,051	$21.02	900,375
Equity compensation plans not approved by stockholders	none	n/a	none

Total	678,051	$21.02	900,375

Performance Graph
The following graph illustrates the cumulative total stockholder return on Brookfield Homes’ common stock for the last four fiscal years assuming a hypothetical investment of $100 and a reinvestment of all dividends paid on such investment, compared to Standard & Poor’s 500 Stock Index and the Standard & Poor’s Homebuilding 500 Index.
COMPARISON OF CUMULATIVE TOTAL RETURN
PERIOD ENDING DECEMBER 31, 2006

*	Brookfield Homes’ common stock began trading on the NYSE on January 7, 2003.

Item 6. Selected Financial Data
The following tables include selected historical consolidated financial data for each year in the five year period ended December 31, 2006.
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

United States GAAP
Our income statement data, balance sheet data and supplementary financial data prepared in accordance with U.S. GAAP and our operating data are as follows:

Income Statement Data	Years Ended December 31
($ millions, except per share amounts)	2006	2005	2004	2003	2002
Housing revenue	$784	$1,074	$1,169	$818	$785
Total revenue (1)	888	1,231	1,232	1,001	831
Gross margin (1) (2)	261	416	287	211	131
Operating income (3)	253	391	268	166	81
Contribution from land sales to net income	26	45	9	39	—
Net income	148	219	146	88	43
Diluted earnings per share (4)	5.45	7.04	4.64	2.75	1.35
Cash dividends per share (5)	0.40	0.32	9.16	0.16	0.52

	At December 31
Balance Sheet Data ($ millions)	2006	2005	2004	2003	2002
Housing and land inventory	$1,075	$913	$680	$567	$616
Cash and cash equivalents	87	198	187	219	36
Total assets	1,401	1,330	1,082	1,013	844
Total debt	658	691	512	426	424
Total liabilities	1,030	1,065	836	631	523
Total stockholders’ equity	371	265	246	382	321

	Years Ended December 31
Supplemental Financial Data ($ millions)	2006	2005	2004	2003	2002
Cash provided by/(used in):
Operating activities	$26	$60	$164	$209	$102
Investment activities	(47)	(5)	25	6	24
Financing activities	(91)	(44)	(221)	(32)	(91)
Net debt to total capitalization percent (6)	55%	61%	51%	32%	53%

	Years Ended December 31
Operating Data (Unaudited)	2006	2005	2004	2003	2002
Home closings (units)	1,159	1,582	1,798	1,528	1,554
Lots sold (units)	834	1,242	400	4,940	284
Net new orders (units) (7)	951	1,421	1,765	1,710	1,580
Backlog (units at end of period) (8)	247	455	616	649	467
Average selling price	$677,000	$679,000	$650,000	$535,000	$505,000
Lots controlled	27,616	29,512	27,966	21,606	22,128

(1)	To conform to the current year presentation, for years prior to 2004, revenue excludes equity in earnings from housing and land joint ventures and gross margin excludes equity in earnings from housing and land joint ventures and includes interest expense.

(2)	Gross margin represents the contribution from our housing and land projects, after all costs for development and construction, including related overhead, and before all selling, general and administrative expense, interest expense and minority interest.

(3)	Operating income represents net income before minority interest and income taxes.

(4)	Earnings per share prior to September 30, 2002 have been calculated based on the weighted average number of Brookfield Properties common shares outstanding during each respective period, adjusted on the basis of one of our common shares for every five common shares of Brookfield Properties. For the periods after October 1, 2002, earnings per share have been calculated based on the weighted average number of outstanding shares of Brookfield Homes.

(5)	The 2004 cash dividend includes a special dividend of $9 per share.

(6)	Net debt to total capitalization percent is defined as total project specific financings plus subordinated debt less cash (net debt) multiplied by 100 and divided by net debt plus stockholders’ equity plus minority interest (total capitalization).

(7)	Net new orders for any period represents the aggregate of all homes ordered by customers, net of cancellations, excluding joint ventures.

(8)	Backlog represents the number of new homes subject to pending sales contracts, excluding joint ventures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read along with “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this report. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance and that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” and Item 1A — “Risk Factors” included elsewhere in this report.
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
The 27,616 lots that we control, 12,719 of which we own directly or through joint ventures, provide a strong foundation for our future homebuilding business and visibility on our future cash flow and earnings. We believe we add value to the lots we control through entitlements, development and the construction of homes. In allocating capital to our operations we generally limit our risk on unentitled land through optioning such land positions in all our markets thereby mitigating our capital at risk. Option contracts for the purchase of land permits us to control lots for an extended period of time. We have controlled our 27,616 lots since the following specified years:

				Total
Year	% of Lots	Owned	Optioned	Controlled Lots
Pre-2003	32%	4,568	4,153	8,721
2003	33%	3,378	5,665	9,043
2004	22%	3,110	2,929	6,039
2005	10%	1,119	1,702	2,821
2006	3%	544	448	992

	100%	12,719	14,897	27,616

The United States housing industry experienced an industry-wide softening of demand, mainly due to a significant negative shift in homebuyer sentiment that continued through 2006. We believe this shift in sentiment was a result of a number of factors, including the impact of higher home prices on consumer confidence and increases in short term interest rates. In addition, as price appreciation slowed, the impact of investors and speculators on the markets became more evident, particularly for us in San Diego and the Washington D.C. Area. The resulting impact of these buyers canceling their sales contracts or listing their investment homes for sale was a substantial increase in new and resale home inventories. These market conditions negatively impacted our operations resulting in lower home sales per community, an increase in home cancellation rates, increases in homebuyer incentives and a decrease in lots sold to other builders.
Homebuilding is our primary source of revenue and has represented approximately 90% of our total revenue since 2002. Our operations are positioned to close up to 2,000 homes annually. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price in 2006 of $677,000 was well in excess of the national average sales price. We also sell serviced and unserviced lots to other homebuilders, generally on an opportunistic basis where we can redeploy capital to an asset providing higher returns or reduce risk in a market. In 2006, we sold 834 lots, the majority of which were bulk sales of raw or undeveloped land in our Southland and San Diego operations.
In addition to our housing and land inventory and investments in housing and land joint ventures, which together comprised 87% of our total assets as of December 31, 2006, we had $87 million in cash and cash equivalents and $90 million in other assets. Other assets consist of homebuyer receivables of $15 million, deferred income taxes of $53 million, and mortgages and other receivables of $22 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes.

Since 2002, we have generated over $500 million in operating cash flow that was used mainly to return cash to stockholders through the repurchase of shares and the payment of dividends. At the same time, despite the current slowdown in the United States housing market, we believe our business is positioned to create further shareholder value through the selective control of a significant number of strategic projects and the overall level of lots controlled.
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
Carrying Values
The housing and land inventory that we own directly and through joint ventures is reviewed for recoverability on a regular basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. To arrive at this amount, we estimate the cash flow for the life of each project. These projections take into account the specific business plans for each project, and our estimate of the most probable set of economic conditions anticipated to prevail in the market area. If these assets are considered to be impaired, they are then written down to the fair value less estimated selling costs. The ultimate fair values for our housing and land inventory are dependent upon future market and economic conditions. If our estimate of future cash flows is significantly different from our actual cash flows, we may prematurely impair the value of the asset, we may underestimate the value of the calculated impairment or we may fail to record an impairment. In these cases, our housing and land inventory would be represented on our balance sheet at other than its cost or fair value, which could have an effect on our gross margin in future periods as we develop and sell the assets.
For the year ended December 31, 2006, we recognized $3 million of impairment charges related to housing and land we directly own which is included in our direct cost of sales. The $3 million in impairment charges are related to finished lots acquired in 2005. In addition, we wrote-off $7 million, primarily related to lot options on unentitled land that expired.
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

Results of Operations

	Years Ended December 31
Selected Financial Information ($ millions)	2006	2005	2004
Revenue:
Housing	$784	$1,074	$1,169
Land and other revenues	104	157	63

Total revenues	888	1,231	1,232
Direct cost of sales	(627)	(815)	(945)

Gross margin	261	416	287
Equity in earnings from housing and land joint ventures	58	65	61
Selling, general and administrative expense	(66)	(90)	(80)

Operating income	253	391	268
Minority interest	(18)	(36)	(28)

Net income before taxes	235	355	240
Income tax expense	(87)	(136)	(94)

Net income	$148	$219	$146

	Years Ended December 31
Segment Information	2006	2005	2004
Housing revenue ($ millions):
Northern California	$106	$199	$328
Southland / Los Angeles	236	193	337
San Diego / Riverside	173	378	231
Washington D.C. Area	222	303	219
Corporate and Other	47	1	54

Total	$784	$1,074	$1,169

Land and other revenues ($ millions):
Northern California	$10	$—	$—
Southland / Los Angeles	33	4	3
San Diego / Riverside	38	67	9
Washington D.C. Area	13	75	45
Corporate and Other	10	11	6

Total	$104	$157	$63

Gross margin ($ millions):
Northern California	$26	$58	$49
Southland / Los Angeles	69	45	65
San Diego / Riverside	89	182	84
Washington D.C. Area	54	121	73
Corporate and Other	23	10	16

Total	$261	$416	$287

Home closings (units):
Northern California	107	192	407
Southland / Los Angeles	326	221	338
San Diego / Riverside	288	611	507
Washington D.C. Area	375	556	447
Corporate and Other	63	2	99

Total	1,159	1,582	1,798

Average selling price:
Northern California	$987,000	$1,036,000	$804,000
Southland / Los Angeles	725,000	874,000	996,000
San Diego / Riverside	601,000	618,000	456,000
Washington D.C. Area	592,000	545,000	491,000
Corporate and Other	749,000	586,000	548,000

Average	$677,000	$679,000	$650,000

	Years Ended December 31
Segment Information	2006	2005	2004
Net new orders (units): (1)
Northern California	112	150	348
Southland / Los Angeles	321	242	287
San Diego / Riverside	241	412	674
Washington D.C. Area	254	557	405
Corporate and Other	23	60	51

Total	951	1,421	1,765

Backlog (units at end of year): (2)
Northern California	17	12	54
Southland / Los Angeles	100	105	84
San Diego / Riverside	35	82	281
Washington D.C. Area	75	196	195
Corporate and Other	20	60	2

Total	247	455	616

Lots controlled (units at end of year):
Lots owned:
Northern California	1,245	1,392	1,723
Southland / Los Angeles	1,057	1,110	254
San Diego / Riverside	6,216	5,949	6,680
Washington D.C. Area	4,051	3,713	4,134
Corporate and Other	150	169	256

	12,719	12,333	13,047
Lots under option	14,897	17,179	14,919

Total	27,616	29,512	27,966

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations, excluding joint ventures.

(2)	Backlog represents the number of new homes subject to pending sales contracts excluding joint ventures.
Year Ended December 31, 2006 Compared With Year Ended December 31, 2005
Net Income
Net income for the year ended December 31, 2006 was $148 million, a decrease of $71 million when compared to the year ended December 31, 2005. Our decrease in net income was primarily attributable to a decrease in home and lot closings as a result of an industry-wide softening of demand during 2006.
Results of Operations
Company-wide: Housing revenue was $784 million in 2006, a decrease of $290 million compared to 2005. The decrease in housing revenue was a result of a decrease in homes closed in 2006 to 1,159 units, a decrease of 423 units or 27% when compared to 2005 home closings. The gross margin on housing revenue in 2006 was $206 million or 26.3% excluding write-downs of $3 million, compared with $324 million or 30.2% in 2005. The decrease in gross margin was due to a decrease in home closings and a reduction in the gross margin percentage as a result of an increase in homebuyer incentives and product mix.
Land and other revenues totaled $104 million in 2006 compared with $157 million in 2005. The decrease in land and other revenues were primarily the result of a decrease in lots sold in 2006 to 834 lots, a decrease of 408 lots, or 33% when compared to 2005. Our land revenues may vary significantly from period to period due to the timing and the nature of land sales as they generally occur on an opportunistic basis. The gross margin on land and other revenues totaled $65 million in 2006 excluding write-offs related to lot options on unentitled land that expired of $5 million and $2 million in the Washington D.C. Area and Southland / Los Angeles Area, respectively. The components of the 2006 gross margin on land and other revenues compared to 2005 are summarized as follows:

($ millions)	2006	2005
Sale of lots and forfeited deposits	$49	$75
Change in fair value of swap contracts	6	2
Interest income and other	10	15

	$65	$92

Northern California: Housing revenue was $106 million in 2006, a decrease of $93 million compared to 2005. The decrease in revenue was primarily attributable to a 44% decrease in homes closed. The gross margin on housing revenue in 2006 was $20 million or 18.7% compared with $58 million or 29.2% in 2005.
Land and other revenues were $10 million in 2006, compared to nil in 2005. The increase was due to a land sale that contributed $6 million to our gross margin.
Southland / Los Angeles: Housing revenue was $236 million in 2006, an increase of $43 million compared to 2005. The increase in revenue was due to a 47% increase in homes closed, partially offset by a 17% decrease in our average selling price. The gross margin on housing revenue was $55 million or 23.3% excluding write-downs of $2 million, compared with $41 million or 21.2% in 2005.
Land and other revenues were $33 million in 2006, an increase of $29 million when compared to 2005. The increase is primarily due to land sales which contributed $15 million to the gross margin in 2006.
San Diego / Riverside: Housing revenue was $173 million in 2006, a decrease of $205 million compared to 2005. The decrease in revenue was primarily attributable to a 53% decrease in homes closed and a 3% decrease in our average selling price. The gross margin on housing revenue was $64 million or 37.1% compared with $142 million or 37.6% in 2005.
Land and other revenues totaled $38 million in 2006, a decrease of $29 million when compared to 2005. The decrease was a result of 365 lots sold compared to 750 lots sold in 2005.
Washington D.C. Area: Housing revenue was $222 million in 2006, a decrease of $81 million compared to 2005. The decrease in revenue was primarily attributable to a 32% decrease in homes closed, partially offset by a 9% increase in our average selling price. The gross margin on housing revenue was $55 million or 24.7% excluding write-downs of $1 million, compared with $84 million or 27.6% in 2005. As a result of continuing challenging market conditions in this market, our gross margin percentage for the three months ended December 31, 2006 decreased to 12%.
Land and other revenues totaled $3 million, a decrease of $62 million when compared to 2005. The decrease was a result of 62 lots sold compared to 451 lots sold in 2005
Other Income and Expenses
Equity in earnings from housing and land joint ventures in 2006 totaled $58 million, a decrease of $7 million when compared to 2005. In 2006, our Windemere joint venture in the San Francisco Bay Area contributed $43 million to our earnings from housing and land joint ventures compared to $41 million in 2006. This joint venture sold its remaining single family lots in 2006 and as a result we expect it to contribute only nominally to our future earnings.
Selling, general and administrative expense was $66 million in 2006 compared with $90 million in 2005. Excluding stock compensation income of $4 million in 2006 and an expense of $23 million in 2005, selling, general and administrative expense as a percentage of housing revenue was 9.0% in 2006 and 6.2% in 2005. This percentage increase relates to a 27% decline in housing revenue when comparing 2006 to 2005.
Sales Activity
Net new home orders for the year ended December 31, 2006 totaled 951 units, a decrease of 470 units compared to 2005. The decrease in net new orders is due primarily to a decrease in demand for homes in our San Diego / Riverside and Washington D.C. Area markets as a result of a negative shift in homebuyer sentiment. Our sales cancellation rate on new orders in 2006 was 30% compared to 18% in 2005.
Year Ended December 31, 2005 Compared with Year Ended December 31, 2004
Net Income
Net income for the year ended December 31, 2005 was $219 million, an increase of $73 million over the year ended December 31, 2004. Our increase in net income in 2005 was primarily attributable to a higher percentage of our home closings in San Diego and the Washington D.C. Area where our housing margins for 2005 were higher.
Results of Operations
Company-wide: Housing revenue was $1,074 million in 2005, a decrease of $95 million compared to 2004. The decrease in housing revenue was a result of fewer home closings, partially offset by a 4% increase in our average selling price to $679,000. The increase in our selling price is a result of house price appreciation and product mix.

The gross margin on housing revenue in 2005 was $324 million or 30.2% compared with $258 million or 22.1% in 2004. The increase in gross margin was due to a higher percentage of home closings in San Diego and the Washington D.C. Area where our housing margins are the highest as we are building on land that we entitled and developed.
Land and other revenues totaled $157 million in 2005 compared with $63 million in 2004. The increase in land and other revenues was primarily due to the sale of 1,242 lots in 2005 compared to 400 lots in 2004. Our land revenues may vary significantly from period to period due to the timing and the nature of land sales as they generally occur on an opportunistic basis. The gross margin on land and other revenues totaled $92 million in 2005 compared with $28 million in 2004. The increase was a result of 1,242 lots sold in 2005 compared to 400 lots in 2004.
Northern California: Housing revenue was $199 million in 2005, a decrease of $129 million compared to 2004. The decrease in housing revenue was a result of fewer home closings, partially offset by a 29% increase in our average selling price. The increase in our average selling price was primarily the result of house price appreciation. The gross margin on housing revenue in 2005 was $58 million or 29.2% compared with $49 million or 14.7% in 2004.
Southland / Los Angeles: Housing revenue was $193 million, a decrease of $144 million compared to 2004. The decrease in housing revenue was a result of fewer home closings. The gross margin on housing revenue in 2005 was $41 million or 21.2% compared with $62 million or 18.6% in 2004.
Land and other revenues were $4 million, an increase of $1 million over 2004.
San Diego / Riverside: Housing revenue was $378 million, an increase of $147 million compared to 2004. The increase in housing revenue was the result of an increase in home closings and a 35% increase in our average selling price. The increase in our average selling price was the result of house price appreciation and product mix. The gross margin on housing revenue in 2005 was $142 million or 37.6% compared with $78 million or 33.8% in 2004.
Land and other revenues were $67 million, an increase of $58 million over 2004. The increase was the result of 750 lots sold compared to 58 lots sold in 2004. The gross margin on land and other revenues was $40 million in 2005 compared to $6 million in 2004.
Washington D.C. Area: Housing revenue was $303 million, an increase of $84 million compared to 2004. The increase in housing revenue was the result of an increase in home closings and an 11% increase in our average selling price. The gross margin on housing revenue in 2005 was $84 million or 27.6% compared with $53 million or 23.9%.
Land and other revenues were $75 million compared with $45 million in 2004. The increase in land and other revenues was primarily due to the sale of 451 lots compared to 342 lots sold in 2004. The gross margin on land and other revenues was $37 million compared with $20 million in 2004.
Other Income and Expenses
Equity in earnings from housing and land joint ventures totaled $65 million, an increase of $4 million over 2004. The increase was primarily attributable to housing and lot sales from our joint ventures. Profits on the lots acquired by us have been eliminated from income.
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
Sales Activity
Net new home orders for the year ended December 31, 2005 totaled 1,421 units, a decrease of 344 units compared to 2004. The decrease in net new home orders resulted from fewer homes available for sale in our California operations and a fourth quarter slowdown in sales in the San Diego and Washington D.C. Area markets.
Liquidity and Capital Resources
Financial Position
Our total assets as of December 31, 2006 were $1,401 million, compared to $1,330 million as of December 31, 2005, an increase of $71 million. The increase in 2006 was the result of increases in housing and land inventory of $162 million, investments in housing and land joint ventures of $37 million, consolidated land inventory not owned of $37 million and deferred income taxes of $3 million, partially offset by decreases of $112 million in cash and cash equivalents and $57 million of receivables and other assets.

Our total debt as of December 31, 2006 was $658 million, a decrease of $33 million over December 31, 2005. Total debt as of December 31, 2006 consisted primarily of project specific financings of $599 million, which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major project specific lenders are Bank of America, Housing Capital Corporation, Wells Fargo and Union Bank of California. Other debt includes deferred compensation of $40 million on which interest is paid at the prime rate, loans outstanding relating to mortgages we originated totaling $4 million, which are repaid when the underlying mortgages are sold to permanent lenders, a promissory note due to a subsidiary of our largest stockholder, Brookfield Asset Management Inc., of $15 million and project specific financings of $6 million related to our other operations. As of December 31, 2006, the average interest rate on our debt was 8.0%, with maturities as follows:

	Maturities
				Post
($ millions)	2007	2008	2009	2009	Total
Northern California	$7	$117	$18	$—	$142
Southland / Los Angeles	22	65	3	—	90
San Diego / Riverside	60	115	43	—	218
Washington D.C. Area	61	41	41	—	143
Other	10	41	12	2	65

Total	$160	$379	$117	$2	$658

Cash Flow
Our principal uses of working capital include purchases of land, land development and home construction. Cash flows for each of our communities depend upon the applicable stage of the development cycle and can differ substantially from reported earnings. Early stages of development require significant cash outlays for land acquisitions, site approvals and entitlements, construction of model homes, roads, certain utilities and other amenities and general landscaping. Because these costs are capitalized, income reported for financial statement purposes during such early stages may significantly exceed cash flows. Later, cash flows can significantly exceed earnings reported for financial statement purposes, as cost of sales include charges for substantial amounts of previously expended costs. A summary of our lots owned and their stage of development at December 31, 2006 compared with the same period last year follows:

	2006	2005
Housing units and model homes	703	968
Lots ready for house construction	2,072	1,114
Graded lots and lots commenced grading	1,619	1,590
Undeveloped land	8,325	8,661

	12,719	12,333

Cash provided by our operating activities totaled $26 million for the year ended December 31, 2006, compared with $60 million in 2005, a decrease of $34 million. The decrease in cash generated was primarily the result of a decrease in net income of $71 million. During 2006, we used $178 million of cash to invest in our housing and land inventory, a decrease of $54 million when compared to 2005. The investment in housing and land inventory included the acquisition of 2,276 lots previously held under option and expenditures related to longer term strategic expansion areas.
Cash used in our investing activities in joint ventures for the year ended December 31, 2006 was $47 million, compared with cash used of $5 million in 2005. The increase in cash used was primarily a result of capital contributions to our joint ventures in San Diego / Riverside.
Cash used in our financing activities for the year ended December 31, 2006 was $91 million, compared with $44 million in 2005. Our use of cash in 2006 was due to share repurchases and dividends of $49 million, the repayment of borrowings of $33 million and net distributions to minority interest of $9 million.
Deferred Tax
Our Company was formed in the course of a reorganization in 2002 by Brookfield Properties of its United States homebuilding operations and was withdrawn from the Brookfield Properties consolidated tax group. The tax provisions that apply in connection with the reorganization, including the departure of a member from a consolidated group, are detailed and complex and are therefore subject to uncertainty. Our accounts payable and other liabilities include $25 million related to the uncertainties in tax attributes which were recorded when we left the Brookfield Properties consolidated tax group with $115 million of net operating losses. In addition, if any member of the consolidated group were reassessed for taxation years prior to 2003, this could have a direct impact on the net operating losses available to the Company on the Spin-off. There is also a $22 million liability included in accounts payable and other liabilities and a $0.3 million valuation allowance in deferred taxes that relates to the tax cost of properties in excess of the fair value of properties at the time of reorganization of the Company which may not be realized. The exact amount of these tax liabilities will be determined at the earlier of a review of the Spin-off transaction by taxation authorities or 2007. A further liability of $4 million has been recorded in respect of tax positions taken. We believe we have been prudent and reasonable to provide for any reduction in our net operating losses or loss of tax basis in properties.
Contractual Obligations and Other Commitments
We generally fund the development of our communities through the use of project specific financings. As of December 31, 2006, we had available project specific debt lines of $244 million that were available to complete land development and construction activities. As of December 31, 2006, we also had available cash and cash equivalents of $87 million.
A total of $539 million of our project specific and other financings mature prior to the end of 2008. Our high level of debt maturities in 2007 and 2008 are a result of our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate cash flow from our assets in 2007 and 2008 to repay these obligations. Our net debt to total capitalization ratio as of December 31, 2006, which is defined as total interest-bearing debt less cash, divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 55%, a decrease from 61% as of December 31, 2005. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of this Form 10-K entitled Item 1A — “Risk Factors — Our Debt and Leverage Could Adversely Affect Our Financial Condition.”
Our project specific financings require Brookfield Homes Holdings Inc., a wholly-owed subsidiary of our Company, to maintain a tangible net worth of at least $250 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth ratio of no greater than 2.50 to 1. Our revolving credit facility with Brookfield Asset Management Inc. requires us to maintain minimum stockholders’ equity of $200 million and a consolidated net debt to book capitalization ratio of no greater than 70%. As of December 31, 2006, we have the capacity to fully draw our available project specific debt lines of $244 million.
A summary of our contractual obligations as of December 31, 2006 follows:

	Payment Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Project specific and other financings(a)	658	160	498	—	—
Operating lease obligations(b)	10	3	5	2	—
Purchase obligations(c)	730	139	246	345	—

Total (d)	1,398	302	749	347	—

(a)	Amounts are included on the Consolidated Balance Sheet. See Note 4 of the Notes to the Consolidated Financial Statements included in this Form 10-K for additional information regarding project specific and other financings and related matters.

(b)	Amounts relate to multiple non-cancelable operating leases involving office space, design centers and model homes.

(c)	Amounts are included in the Notes to the Consolidated Financial Statements. See Note 2 for additional information regarding purchase obligations and related matters.

(d)	Amounts do not include interest due to the floating nature of our debt.
Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control the land for an extended period of time, until options expire and/or we are ready to develop the land to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of December 31, 2006, we had $95 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options was $730 million. Pursuant to FIN 46R, as defined elsewhere in this Form 10-K, we have consolidated $59 million of these option contracts. Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-K for additional information on our lot options.
We also control 4,457 lots through joint ventures. As of December 31, 2006, our investment in housing and land joint ventures totaled $90 million. We have provided varying levels of guarantees of debt in our joint ventures. As of December 31, 2006, we had recourse guarantees of $13 million and limited capital maintenance guarantees with respect to $89 million of debt in our joint ventures.

We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of December 31, 2006, we had $23 million in letters of credit outstanding and $249 million in performance bonds for these purposes. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.
Stock Repurchase Program
Our Board of Directors approved a share repurchase program that allows us to repurchase in aggregate up to $144 million of our outstanding common shares, of which the remaining amount approved for repurchases at December 31, 2006 was $49 million. Since the initial approval of the program in February 2003, the following annual share repurchases have been made under the program: 2003 — 1,192,749 shares at an average price of $18.19; 2004 — 76,400 shares at an average price of $25.39; 2005 — 707,500 shares at an average price of $47.81; 2006 — 964,200 shares at an average price of $39.30. Separately, during the fourth quarter of 2005, we repurchased 3,000,000 of our shares through a fixed price tender offer at a purchase price of $55.00 per share.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008), and interim periods within those fiscal years. We are currently reviewing the impact of this Statement on our consolidated financial statements.
In July 2006, FASB issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB 109, “Accounting for Income Taxes.” This Interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing the effect of this Interpretation on our consolidated financial statements.
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
The following table presents a summary of our operating results for each of the last eight quarters:

	December 31		September 30		June 30		March 31
($ millions, except home closings
and per share amounts)	2006	2005	2006	2005	2006	2005	2006	2005
Total revenue	$337	$559	$176	$267	$232	$253	$143	$152
Gross margin	85	211	51	81	74	76	51	48
Contribution from land sales to net income	5	37	5	5	11	—	5	3
Net income	58	130	28	38	43	32	19	19
Diluted earnings per share (1)	2.19	4.36	1.03	1.20	1.57	1.03	0.68	0.60
Home closings (units)	477	640	228	365	262	355	192	222
Total assets	1,401	1,330	1,263	1,262	1,246	1,140	1,235	1,069
Total debt	658	691	666	591	681	536	672	530

(1)	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Non-Arms’ Length Transactions
We are party to a license agreement with Brookfield Properties (US) Inc., an indirect wholly-owned subsidiary of Brookfield Properties, for the right to use the names “Brookfield” and “Brookfield Homes.” In addition, we have entered into an agreement with a subsidiary of Brookfield Asset Management Inc., our largest stockholder under which we can deposit cash on a demand basis to earn LIBOR plus 50 basis points. At December 31, 2006, the amount on deposit was nil. A subsidiary of Brookfield Asset Management Inc. has provided us with an unsecured revolving credit facility in the form of a promissory note that was amended in March, 2007. The facility bears interest at LIBOR plus 2.5% and at December 31, 2006, there was $15 million outstanding under this facility. For details of these arrangements and other non-arms’ length transactions refer to “Certain Relationships and Related Transactions, and Director Independence” which is incorporated by reference into Item 13 of this report from our definitive 2007 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2007.
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
Interest Rates
We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition, we have interest rate swap contracts which effectively fix $210 million of our variable rate debt at an average rate of 6.58%. Based on our net debt levels as of December 31, 2006, a 1% change up or down in interest rates would have either a negative or positive effect of approximately $4 million on our cash flows.
Our interest rate swaps are not designated as hedges under SFAS 133. We are exposed to market share risk associated with changes in the fair values of the swaps, and such changes must be reflected in our income statements. As of December 31, 2006, the fair value of the interest rate swaps totaled $2 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Stockholders of Brookfield Homes Corporation
We have audited the accompanying consolidated balance sheets of Brookfield Homes Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brookfield Homes Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Independent Registered Chartered Accountants
Toronto, Canada
February 1, 2007

BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		As at December 31
	Note	2006	2005
Assets

Housing and land inventory	2	$1,075,192	$912,617
Investments in housing and land joint ventures	3	90,325	53,260
Consolidated land inventory not owned	2	59,381	22,100
Receivables and other assets		37,031	94,081
Cash and cash equivalents		86,809	198,411
Deferred income taxes	6	52,715	49,417

		$1,401,453	$1,329,886

Liabilities and Equity

Project specific and other financings	4	$657,909	$691,410
Accounts payable and other liabilities	5	280,083	320,787
Minority interest	8	92,055	53,040
Preferred stock — 10,000,000 shares authorized, no shares issued	9	—	—
Common stock — 65,000,000 authorized, 32,073,781 shares issued (December 31, 2005 — 32,073,781 shares issued)	9	321	321
Additional paid-in capital	9	146,730	146,249
Treasury stock, at cost — 5,519,275 shares (December 31, 2005 — 4,695,600 shares)	9	(248,606)	(217,182)
Retained earnings	9	472,961	335,261

		$1,401,453	$1,329,886

See accompanying notes to consolidated financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		Years Ended December 31
	Note	2006	2005	2004
Revenue

Housing		$784,162	$1,074,155	$1,169,073
Land and other revenues		103,626	156,897	62,677

		887,788	1,231,052	1,231,750
Direct Cost of Sales	2	(626,858)	(815,423)	(945,387)

		260,930	415,629	286,363
Equity in earnings from housing and land joint ventures	3	58,284	65,084	61,394
Selling, general and administrative expense		(65,990)	(89,693)	(79,904)
Minority interest		(18,378)	(36,498)	(28,140)

Net Income Before Taxes		234,846	354,522	239,713
Income tax expense	6	(86,492)	(135,782)	(93,297)

Net Income		$148,354	$218,740	$146,416

Earnings Per Share
Basic	10	$5.52	$7.17	$4.74
Diluted	10	$5.45	$7.04	$4.64
Weighted Average Common Shares Outstanding (in thousands)
Basic	10	26,874	30,497	30,903
Diluted	10	27,243	31,071	31,547
See accompanying notes to consolidated financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(all dollar amounts are in thousands of U.S. dollars)

		Years Ended December 31
	Note	2006	2005	2004

Common Stock		$321	$321	$321

Additional Paid-in Capital
Opening balance	1	146,249	142,016	320,417
Stock option exercises	9	481	4,233	709
Special dividend	9	—	—	(179,110)

Ending balance		146,730	146,249	142,016

Treasury Stock
Opening balance	1	(217,182)	(22,091)	(21,695)
Share repurchases	9	(37,922)	(198,847)	(1,942)
Stock option exercises	9	6,498	3,756	1,546

Ending balance		(248,606)	(217,182)	(22,091)

Retained Earnings
Opening balance		335,261	125,870	83,215
Net income		148,354	218,740	146,416
Dividends	9	(10,654)	(9,349)	(4,942)
Special dividends	9	—	—	(98,819)

Ending balance		472,961	335,261	125,870

Total stockholders’ equity		$371,406	$264,649	$246,116

See accompanying notes to consolidated financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	Years Ended December 31
	2006	2005	2004
Cash Flows From Operating Activities
Net income	$148,354	$218,740	$146,416
Adjustments to reconcile net income to net cash provided by operating activities:
Distributed/(undistributed) income from housing and land joint ventures	9,497	11,319	(6,755)
Minority interest	18,378	36,498	28,140
Deferred income taxes	(3,298)	(10,955)	17,867
Other changes in operating assets and liabilities:
Decrease/(increase) in receivables and other assets	57,050	(20,095)	6,360
Increase in housing and land inventory	(177,571)	(232,057)	(115,374)
(Decrease)/increase in accounts payable and other	(26,274)	56,771	87,516

Net cash provided by operating activities	26,136	60,221	164,170

Cash Flows From Investing Activities
Investment in housing and land joint ventures	(72,403)	(35,980)	(46,064)
Recovery from housing and land joint ventures	25,841	31,211	71,207

Net cash (used in)/provided by investing activities	(46,562)	(4,769)	25,143

Cash Flows From Financing Activities
Net (repayments)/borrowings under revolving project specific and other financings	(33,501)	179,312	85,787
Repayment of subordinated debt	—	—	(137,294)
Distributions to minority interest	(14,627)	(24,858)	(24,510)
Contributions from minority interest	5,364	9,726	2,263
Exercise of stock options	164	244	85
Repurchase of common shares	(37,922)	(198,847)	(1,942)
Dividends paid in cash	(10,654)	(9,349)	(145,577)

Net cash used in financing activities	(91,176)	(43,772)	(221,188)

(Decrease)/increase in cash and cash equivalents	(111,602)	11,680	(31,875)
Cash and cash equivalents at beginning of year	198,411	186,731	218,606

Cash and cash equivalents at end of year	$86,809	$198,411	$186,731

Supplemental Cash Flow Information
Interest paid	$58,873	$37,567	$31,788
Income taxes paid	89,102	146,000	71,128
Non-cash increase/(decrease) in consolidated land inventory not owned	22,285	(24,510)	18,952
Dividends paid through issuance of subordinated debt	—	—	137,294
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
(ii) Carrying values: In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” housing and land assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. To arrive at this amount, the Company estimates the cash flow for the life of each project. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. If these assets are considered to be impaired, they are then written down to the fair value less estimated selling costs. The ultimate fair values for the Company’s housing and land inventory are dependent upon future market and economic conditions.
(iii) Capitalized costs: Capitalized costs include the costs of acquiring land, development and construction costs, interest, property taxes and overhead related to the development of land and housing. Direct costs are capitalized to individual homes and lots and other costs are allocated to each lot in proportion to our anticipated revenue.
(c) Joint Ventures
The Company participates in a number of joint ventures in which it has less than a controlling interest to develop and sell land to the joint venture members and other third parties. These joint ventures are accounted for using the equity method. The Company recognizes its proportionate share of the earnings from the sale of lots to other third parties. The Company defers earnings from the purchase of lots from its joint ventures and reduces its cost basis of the land purchased.
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
(Tabular amounts in thousands of U.S. dollars except per share amounts)
(e) Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, demand deposits, and all highly liquid short-term investments with original maturity less than 90 days.
(f) Income Taxes
Income taxes are accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.
(g) Stock-Based Compensation
The Company accounts for stock option grants and deferred share unit grants in accordance with SFAS 123(R) “Share-Based Payment.” All stock options granted have exercise prices equal to the market value of the stock on the date of the grant. Participants in the management share option plan can elect to purchase shares at the exercise price or receive cash equal to the difference between the exercise price and the current market price.
Accordingly, the Company records and re-measures at each balance sheet period end the fair value of these options using a Black-Scholes option pricing model and deferred share units as a liability as disclosed in accounts payable.
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
(j) Advertising Costs
The Company expenses advertising costs as incurred. For the years ended December 31, 2006, 2005 and 2004, the Company incurred advertising costs of $10.7 million, $8.8 million, and $5.1 million, respectively.
(k) Warranty Costs
Estimated future warranty costs are accrued and charged to cost of sales at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim.
(l) Variable Interest Entities
In December 2003, the Financial Accounting Standards Board (“FASB”) issued revised Interpretation 46 (“FIN 46R”), “Consolidation of Variable Interest Entities” (“VIEs”), an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” which replaced the previous version of FASB Interpretation 46 issued in January 2003 (“FIN 46”). The decision whether to consolidate a VIE begins with establishing that a VIE exists. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investor lacks one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity, and the right to receive the expected residual returns. The entity with the majority of the expected losses or expected residual returns of the

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands of U.S. dollars except per share amounts)
entity or both is considered to be the primary beneficiary of the entity and is required to consolidate such entity. The Company has determined they are the primary beneficiary of certain VIEs which are presented in these financial statements under “Consolidated land inventory not owned” with the interest of others included in “Minority interest.” See Notes 2 and 3 for further discussion on the consolidation of land option contracts and joint ventures.
(m) Derivatives
The Company records derivatives at fair market value because hedge accounting is not applied.
(n) Recent Accounting Pronouncements
In September 2006, FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008), and interim periods within those fiscal years. The Company is currently reviewing the impact of this Statement on its consolidated financial statements.
In July 2006, FASB issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB 109, “Accounting for Income Taxes.” This Interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (the Company’s fiscal year beginning January 1, 2007). The Company is currently reviewing the effect of this Interpretation on its consolidated financial statements.
Note 2. Housing and Land Inventory
Housing and land inventory includes homes completed and under construction and lots ready for construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	December 31
	2006	2005
Housing inventory	$571,352	$441,912
Model homes	42,706	20,837
Land and land under development	461,134	449,868

	$1,075,192	$912,617

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the years ended December 31, 2006, 2005 and 2004, interest incurred and capitalized by the Company was $58.9 million, $37.6 million and $31.8 million, respectively. Capitalized interest expensed as direct cost of sales for the same periods was $24.7 million, $23.8 million and $29.1 million, respectively.
Capitalized costs are expensed as costs of sales, on a specific identification basis or on a relative value basis in proportion to anticipated revenue. Included in direct costs of sales is $578.1 million of costs related to housing revenue (2005 — $750.1 million) and $38.4 million of costs related to land sales and other revenues (2005 — $65.3 million), excluding impairment charges.
For the year ended December 31, 2006, the Company recognized $3.1 million of impairment charges related to the housing and land the Company directly owns, which is included in direct cost of sales (2005 — nil). The $3.1 million in impairment charges are related to finished lots acquired in 2005. In addition, the Company wrote-off $7.3 million primarily related to lot options on unentitled land that expired which is included in direct cost of sales (2005 — nil).

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands of U.S. dollars except per share amounts)
In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions of such agreements. Under these option agreements, the Company will fund deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be VIEs, it is the primary beneficiary of options for 1,083 lots with an aggregate exercise price of $59.4 million (2005 — 577 lots with an aggregate exercise price of $22.1 million) which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $40.5 million (2005 — $18.3 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.
Housing and land inventory includes non-refundable deposits and other entitlement costs totaling $76.6 million (2005 — $58.3 million) in connection with options that are not required to be consolidated under the provision of FIN 46R. The total exercise price of these options is $670.3 million (2005 — $720.6 million) including the non-refundable deposits identified above. The number of lots which the Company has obtained an option to purchase, excluding those already consolidated, and their respective dates of expiry and their exercise price follows:

	Number	Total Exercise
Year of Expiry	of Lots	Price
2007	2,016	$128,500
2008	3,954	134,905
2009	527	69,158
Thereafter	7,317	337,700

	13,814	$670,263

The Company holds agreements for a further 4,013 acres of land that may provide, upon obtaining entitlements, additional lots with an aggregate exercise price of $265.5 million. However, based on the current stage of land entitlement, the Company has concluded at this time that the level of uncertainty in entitling these properties does not warrant including them in the above totals.
Note 3. Investments in Housing and Land Joint Ventures
The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures follows:

	December 31
	2006	2005
Assets
Housing and land inventory	$452,359	$357,833
Other assets	38,063	64,866

	$490,422	$422,699

Liabilities and Equity
Project specific financings	$253,529	$289,851
Accounts payable and other liabilities	32,319	90,459
Investment and advances
Brookfield Homes	90,325	53,260
Others	114,249	(10,871)

	$490,422	$422,699

Revenue and Expenses
Revenue	$459,893	$594,380
Expenses	(232,938)	(299,898)

Net income	$226,955	$294,482

Company’s share of net income	$58,284	$65,084

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands of U.S. dollars except per share amounts)
In reporting the Company’s share of net income, all inter-company profits or losses from housing and land joint ventures are eliminated on lots purchased by the Company from the joint ventures.
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
The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At December 31, 2006, the Company had recourse guarantees of $12.7 million (2005 — $2.0 million) and limited maintenance guarantees of $89.4 million (2005 — $91.6 million) with respect to debt in its joint ventures.
Note 4. Project Specific and Other Financings
The Company has total project specific and other financings outstanding as at December 31, 2006 of $657.9 million (2005 — $691.4 million).
Project specific financings of $599.1 million (2005 — $600.8 million) are revolving in nature, bear interest at floating rates with a weighted average rate of 8.0% as at December 31, 2006 (December 31, 2005 — 7.4%) and are secured by housing and land inventory. The weighted average rate was calculated as of the end of each period, based upon the amount of debt outstanding and the related interest rates applicable on that date.
Interest rates charged under project specific financings include LIBOR and prime rate pricing options. The maximum amount of borrowings during the years ended December 31, 2006, 2005 and 2004 were $607.5 million, $600.8 million, and $485.0 million, respectively. The average borrowings during 2006, 2005 and 2004 were $601.1 million, $528.8 million, and $422.0 million, respectively.
Other financings of $58.8 million (2005 — $90.6 million) consist of unvested deferred compensation under the Company’s Long Term Participation Plan, mortgage loans and amounts drawn on an unsecured revolving credit facility due to a subsidiary of the Company’s largest stockholder, Brookfield Asset Management Inc. Other financings bear interest at a weighted average rate of 8.0% as at December 31, 2006 (December 31, 2005 — 7.3%).
Project specific and other financings mature as follows: 2007 — $159.7 million; 2008 — $378.3 million; 2009 — $117.4 million; and 2010 — $2.5 million.
Note 5. Accounts Payable and Other Liabilities
The components of accounts payable and other liabilities included in the Company’s balance sheet are summarized as follows:

	December 31
	2006	2005
Trade payables and cost to complete accruals	$70,187	$86,137
Warranty costs	19,569	17,743
Customer deposits	4,030	12,307
Stock-based compensation	33,824	44,935
Due to minority interest	31,863	39,478
Accrued and deferred compensation	49,658	47,974
Income tax liabilities	65,794	65,039
Other accrued expenses	5,158	7,174

	$280,083	$320,787

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 6. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The differences that give rise to the net deferred tax asset are as follows :

	December 31
	2006	2005
Compensation deductible for tax purposes when paid	$39,047	$37,338
Differences relating to properties	14,013	12,424
Valuation allowance	(345)	(345)

	$52,715	$49,417

SFAS 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. At December 31, 2006, the Company had a valuation allowance of $0.3 million (2005 — $0.3 million) for tax attributes that relate to the tax cost of properties in excess of the fair market value of properties at the time of reorganization of the Company which may not be realized. The Company reclassified nil (2005 — $5.5 million) of valuation allowance to accounts payable and other liabilities that relate to the realization of tax attributes that were subject to a valuation allowance. If these tax attributes are ultimately disallowed, the Company will owe additional tax.
As described in Note 5, included in accounts payable and other liabilities is $65.8 million (2005 — $65.0 million) for income tax liabilities. The following table summarizes these amounts.

	December 31
	2006	2005
Current taxes payable	$14,659	$13,904
Other tax liabilities	51,135	51,135

	$65,794	$65,039

Included in other tax liabilities is $25.0 million (2005 — $25.0 million) related to the uncertainties in tax attributes which were recorded at the time of the Spin-off discussed in Note 1(a). On the Spin-off, the Company left the Brookfield Properties consolidated tax group with $115.0 million of net operating losses. The tax provisions that apply in connection with the reorganization, including the departure of a member of a consolidated group, are detailed and complex and thereby subject to uncertainty. In addition, if any member of the consolidated group were reassessed for taxation years prior to 2003, this could have a direct impact on the net operating losses available to the Company on the Spin-off. Also included is an additional income tax liability of $22.5 million (2005 — $22.5 million) that relates to the tax cost of properties in excess of the fair value of properties as described above. The exact amount of these tax liabilities will be determined at the earlier of review of the Spin-off transaction by taxation authorities or 2007. A further liability of $3.6 million (2005 — $3.6 million) has been recorded in respect of tax positions taken.
The Company has computed the tax provisions for the periods presented based upon accounting income realized, adjusted for expenses that are not deductible for tax purposes. The provision for income taxes for each of the three years ended December 31, 2006, 2005 and 2004 follows:

	December 31
	2006	2005	2004
Current	$89,790	$146,737	$75,430
Deferred	(3,298)	(10,955)	17,867

	$86,492	$135,782	$93,297

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands of U.S. dollars except per share amounts)
A reconciliation of the statutory income tax rate and the effective rate follows:

	December 31
	2006	2005	2004
Statutory Federal rate	35.0%	35.0%	35.0%
State income tax	4.0%	4.0%	3.9%
Other	(2.2)%	(0.7)%	—

Effective rate	36.8%	38.3%	38.9%

Note 7. Stock-Based Compensation
Option Plan
Pursuant to the Company’s stock option plan, Brookfield Homes grants options to purchase shares of the Company’s common stock at the market price of the shares on the day the options are granted. A maximum of two million shares are authorized for issuance under the plan. Upon exercise of a vested option and upon payment to the Company of the exercise price, participants will receive one share of the Company’s common stock. The Company’s compensation committee may permit participants to, rather than exercising an in-the-money option (“in-the-money” means the market value of shares under the option exceeds the exercise price of the option prior to related income taxes), receive an amount equal to the difference between the market price of the shares underlying the option and the exercise price of the option. The excess amount will be payable either in cash or by the Company issuing to the participant a number of shares calculated by dividing the excess by the market price of the underlying shares. Prior to January 1, 2006, the Company accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25. Accordingly, the Company recorded the intrinsic value of options as a liability using variable plan accounting. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method.
As a result of adopting SFAS 123R, the incremental impact to net income for the year ended December 31, 2006 was an expense of $0.7 million. The impact of adopting SFAS 123R on both basic and diluted earnings per share for the year ended December 31, 2006 was an additional expense of $0.03 per share.
Compensation expense related to the Company’s stock options during the years ended December 31, 2006, 2005 and 2004 was income of $0.2 million, expense of $12.9 million and expense of $11.9 million, respectively.
The fair value of each of the Company’s stock option awards is estimated at each reporting date using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock option awards, which are subject to graded vesting, is expensed over the vesting period of the stock options. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option award granted. The Company uses historical data to estimate stock option exercises and forfeitures within its valuation model. The expected term of stock option awards granted for some participants is derived from historical exercise experience under the Company’s share-based payment plan and represents the period of time that stock option awards granted are expected to be outstanding. The expected term of stock options granted for the remaining participants is derived by using the shortcut method.
The significant weighted average assumptions relating to the valuation of the Company’s stock options for the year ended December 31, 2006 were as follows:

2006
Dividend yield	1.07%
Volatility rate	40%
Risk-free interest rate	4.7% – 5.1%
Expected option life (years)	1.0 – 7.0

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The following table sets out the number of common shares that employees of the Company may acquire under options granted under the Company’s stock option plan:

	December 31, 2006		December 31, 2005		December 31, 2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Per Share		Per Share		Per Share
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	678,576	$10.52	756,625	$3.83	747,625	$1.20
Granted	140,000	$52.00	124,000	$36.25	95,000	$21.94
Exercised	(140,525)	$1.17	(202,049)	$1.26	(86,000)	$1.01
Cancelled	—	—	—	—	—	—

Outstanding, end of year	678,051	$21.02	678,576	$10.52	756,625	$3.83

Options exercisable at year end	191,326	$9.81	138,526	$3.93	172,050	$1.17

Pursuant to the terms of the stock option plan, the option exercise price for shares granted prior to April 2004 was adjusted by the $9.00 special dividend paid in April 2004.
The weighted average grant date fair value of options granted during 2006 was $15.17 per option compared to $11.88 per option in 2005. The intrinsic value of options exercised during 2006 and 2005 was $6.8 million and $8.0 million, respectively. Shares were issued out of treasury stock for options exercised during the year. At December 31, 2006, the aggregate intrinsic value of options currently exercisable is $5.3 million and the aggregate intrinsic value of options outstanding is $11.9 million.
At December 31, 2006, there was $2.2 million of unrecognized compensation expense related to unvested options, which is expected to be recognized over a weighted average period of approximately 1.6 years.
The following table summarizes information about stock options held by employees of the Company outstanding at December 31, 2006:

	Options	Weighted	Options
	Outstanding at	Average	Exercisable at
	December	Remaining	December
Exercise Prices Per Share	31, 2006	Contract Life	31, 2006
$ 1.00	217,051	5.9 years	108,526
$ 1.74	102,000	6.2 years	20,000
$21.94	95,000	7.2 years	38,000
$36.25	124,000	8.2 years	24,800
$52.00	140,000	9.2 years	—

Deferred Share Unit Plan
The Company has adopted a Deferred Share Unit Plan (“DSUP”) under which certain of its executive officers and directors may, at their option, receive all or a portion of their annual bonus awards or retainers, respectively, in the form of deferred share units. The annual awards are convertible into units based on the closing price of the Company’s shares on the New York Stock Exchange on the date of the award. The portion of the annual bonus award elected by an officer to be received in units may be increased by a factor of up to two times for purposes of calculating the number of units to be allocated under the plan. An executive or director who holds units will receive additional units as dividends are paid on shares of the Company’s common stock, on the same basis as if the dividends were reinvested. The units vest over a five year period and participants are allowed to redeem the units only upon ending their employment with the Company through retirement, termination or death, after which time the units terminate unless redeemed no later than 12 months following such retirement, termination or death. The

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands of U.S. dollars except per share amounts)
cash value of the units, when redeemed, will be equivalent to the market value of an equivalent number of shares of the Company’s common stock where written notice of redemption is received.
The DSUP provides that no shares of the Company’s common stock will be issued, authorized, reserved, purchased or sold at any time in connection with units allocated and under no circumstances are units considered shares of common stock, or entitle any participant to the exercise of any other rights arising from the ownership of shares of common stock. As of December 31, 2006, the Company had granted 589,181 units under the DSUP all of which were outstanding at December 31, 2006, and of which 397,096 units are vested and 192,085 units vest over the next five years. Total compensation costs recognized in income in connection with the DSUP for the years ended December 31, 2006, 2005 and 2004 were income of $4.1 million, expense of $9.8 million and expense of $10.2 million, respectively. Compensation costs recognized in income will fluctuate based on the year end share price.
Note 8. Minority Interest
Minority interest represents the equity in consolidated subsidiaries that are owned by others. Total minority interest as at December 31, 2006 of $92.0 million (2005 — $53.0 million) consisted of the following:
(a) Ownership interests of certain business unit presidents of the Company totaling $51.5 million (2005 — $32.8 million). In the event a business unit president (“Minority Member”) of the Company is no longer employed by an affiliate of the Company, the Company has the right to purchase the Minority Member’s interest and the Minority Member has the right to require the Company to purchase their interest. Should such rights be exercised, the purchase price will be based on the then bulk sales value.
(b) Third party investments of consolidated variable interest entities of $40.5 million (2005 — $18.2 million).
(c) Preferred shares issued by a wholly-owned subsidiary of nil (2005 — $2.0 million).
(d) Included in accounts payable and other liabilities is $31.9 million (2005 — $39.5 million) of amounts due to minority interest.
Note 9. Stockholders’ Equity
(a) Preferred Stock — The Company currently does not have shares of preferred stock outstanding.
(b) Treasury Stock — The Company’s Board of Directors has approved a share repurchase program that allows the Company to repurchase in aggregate up to $144 million of the Company’s outstanding common shares, of which the remaining amount approved for repurchases at December 31, 2006 was $48.8 million. During the years ending December 31, 2006 and 2005, the Company repurchased 964,200 shares at an average price of $39.30 and 707,500 shares at an average price of $47.81 per share, respectively.
(c) Dividends — During the year, the Company’s Board of Directors declared a semi-annual cash dividend of $0.20 per common share payable in June and December.
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
(e) Exercise of Stock Options — During the year ended December 31, 2006, certain officers exercised options to purchase a total of 140,525 shares of the Company’s common stock at an average price of $1.17 per share. During the year ended December 31, 2005, certain officers exercised options to purchase a total of 202,049 shares of the common stock at an average price of $1.26 per share.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 10. Earnings Per Share
Basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 were calculated as follows (in thousands except per share amounts):

	Years Ended December 31
	2006	2005	2004
Numerator:
Net income	$148,354	$218,740	$146,416

Denominator:
Basic average shares outstanding	26,874	30,497	30,903
Net effect of stock options assumed to be exercised	369	574	644

Diluted average shares outstanding	27,243	31,071	31,547

Basic earnings per share	$5.52	$7.17	$4.74

Diluted earnings per share	$5.45	$7.04	$4.64

At December 31, 2006, options to purchase 0.1 million shares of common stock were outstanding and anti-dilutive and were excluded from the computation of diluted earnings per share. All options outstanding at December 31, 2005 and 2004 were included in the computation of diluted earnings per share.
Note 11. Commitments, Contingent Liabilities and Other
(a) The Company, in the normal course of its business, has issued performance bonds and letters of credit pursuant to various facilities which at December 31, 2006, amounted to $248.7 million (December 31, 2005 — $266.4 million, 2004 — $305.0 million) and $22.8 million (December 31, 2005 — $21.4 million, 2004 — $19.6 million), respectively. The majority of these commitments have been issued to municipal authorities as part of the obligations of the Company in connection with the land servicing requirements.
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
(d) During the second quarter, the Company entered into an unsecured revolving credit facility with a subsidiary of Brookfield Asset Management Inc., the Company’s largest stockholder, in an aggregate principal amount not to exceed $50.0 million. Included in Project specific and other financings is $15.0 million related to this facility. The interest rate on this facility is LIBOR plus 2.00%.
(e) When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the State where the Company conducts business which range up to ten years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Balance, at beginning of year	$17,743	$18,202	$14,917
Payments and other adjustments made during the year	(4,689)	(5,246)	(3,624)
Warranties issued during the year	6,515	4,787	6,909

Balance, at end of year	$19,569	$17,743	$18,202

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands of U.S. dollars except per share amounts)
(f) The Company leases certain facilities under non-cancelable operating leases. Rental expense incurred by the Company amounted to $3.8 million for 2006 (2005 — $2.6 million). At December 31, 2006, future minimum rent payments under these operating leases were $3.5 million for 2007, $3.1 million for 2008, $2.1 million for 2009, $0.9 million for 2010 and $0.9 million thereafter.
(g) From time to time, the Company enters into interest rate swap contracts. As at December 31, 2006, the Company had five interest rate swap contracts outstanding which effectively fixed $210.0 million of the Company’s variable rate debt at an average rate of 6.58%. The contracts expire between 2009 and 2016. At December 31, 2006, the fair market value of the contracts was $2.2 million (2005 — $2.1 million) and was included in Accounts receivable and other assets. Income of $0.1 million was recognized during the year ended December 31, 2006 (2005 — $2.1 million) and was included in Land and other revenues. All interest rate swaps are recorded at fair market value because hedge accounting has not been applied.
(h) During the third quarter, the Company entered into an equity swap transaction maturing in July 2007 at an average cost per share of $26.72, which effectively fixes the stock compensation liability on 620,000 shares which is included in Accounts payable and other liabilities. At December 31, 2006, the fair market value of the equity swap was $6.5 million and was included in Accounts receivable and other assets. Income of $6.1 million was recognized during the year ended December 31, 2006 and was included in Land and other revenues. The equity swap is recorded at fair market value because hedge accounting has not been applied.
Note 12. Segment Information
As defined in SFAS 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has five operating segments. The Company has four reportable segments: Northern California, Southland / Los Angeles, San Diego / Riverside, and the Washington D.C. Area. The fifth operating segment is quantitatively immaterial.
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

	Years ended December 31,
	2006	2005	2004
Revenues
Northern California	$115,073	$199,234	$327,757
Southland / Los Angeles	268,921	197,148	339,000
San Diego / Riverside	210,625	444,672	239,914
Washington D.C. Area	235,485	377,751	264,783
Corporate and Other	57,684	12,247	60,296

Total Revenues	$887,788	$1,231,052	$1,231,750

Segment Operating Income
Northern California	$57,496	$88,049	$84,186
Southland / Los Angeles	51,975	36,167	46,601
San Diego / Riverside	85,646	173,819	75,749
Washington D.C. Area	38,214	110,125	64,762
Corporate and Other	19,893	(17,140)	(3,445)

Total Operating Income	$253,224	$391,020	$267,853
Minority Interest	(18,378)	(36,498)	(28,140)

Net Income Before Taxes	$234,846	$354,522	$239,713

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands of U.S. dollars except per share amounts)

	December 31,
	2006	2005
Housing and Land Assets (1)
Northern California	$302,424	$167,985
Southland / Los Angeles	203,829	185,309
San Diego / Riverside	376,717	293,804
Washington D.C. Area	293,117	291,380
Corporate and Other	48,811	49,499

Total	$1,224,898	$987,977

(1)	Consists of housing and land inventory, investments in housing and land joint ventures and consolidated land inventory not owned.
The following tables set forth additional financial information relating to the Company’s reportable segments:

	Years Ended December 31,
	2006	2005	2004
Equity in Earnings / (Loss) from Housing and Land Joint Ventures
Northern California	$42,629	$40,739	$50,271
Southland / Los Angeles	(552)	6,296	1,056
San Diego / Riverside	12,853	7,409	4,235
Washington D.C. Area	3,354	10,640	5,832
Corporate and Other	—	—	—

	$58,284	$65,084	$61,394

	December 31,
	2006	2005
Investments in Housing and Land Joint Ventures
Northern California	$6,791	$(14,989)
Southland / Los Angeles	6,872	2,733
San Diego / Riverside	32,536	30,152
Washington D.C. Area	36,256	30,091
Corporate and Other	7,870	5,273

Total	$90,325	$53,260

All revenues are from external customers and are of origin in the United States. There were no customers that contributed 10% or more of the Company’s total revenues during the years ended December 31, 2006, 2005 and 2004. All of the Company’s assets are in the United States.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2006, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of December 31, 2006, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
There was no change in our internal control over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. We have not identified any material weakness in our internal control over financial reporting.
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
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Stockholders of Brookfield Homes Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Brookfield Homes Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 1, 2007 expressed an unqualified opinion on those financial statements.
Independent Registered Chartered Accountants
Toronto, Canada
February 1, 2007

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our directors and the remaining information called for by this item is incorporated by reference from our 2007 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2007 (120 days after the end of our fiscal year). The following table provides the name, age and position of each of our current executive officers and significant employees.

Name	Age	Position Held
Executive Officers:
Ian G. Cockwell	59	President and Chief Executive Officer
Paul G. Kerrigan	39	Executive Vice President and Chief Financial Officer
William B. Seith	57	Executive Vice President, Risk Management

Significant Employees:
Stephen P. Doyle	49	President, Brookfield Homes San Diego Holdings LLC
Adrian Foley	44	President, Brookfield Homes Southland Holdings LLC
Robert Hubbell	49	President, Brookfield Washington LLC
John J. Ryan	47	President, Brookfield Homes Bay Area Holdings LLC
Richard T. Whitney	43	President, Brookfield California Land Holdings LLC

Ian Cockwell was appointed President and Chief Executive Officer in October 2002. From 1994 to December 2002, Mr. Cockwell served in various senior executive positions with Brookfield Residential Group, a division of Brookfield Properties. From 1998 to December 2002, Mr. Cockwell was Chairman and Chief Executive Officer of Brookfield Residential Group.
Paul Kerrigan was appointed Executive Vice President and Chief Financial Officer in October 2002. From 1999 to December 2002, Mr. Kerrigan served as Senior Vice President and Chief Financial Officer of Brookfield Residential Group, a division of Brookfield Properties. Mr. Kerrigan joined Brookfield Properties in 1996 and holds a Chartered Accountant designation.
William Seith was appointed Executive Vice President, Risk Management in October 2002. From 1994 to December 2002, Mr. Seith served in various senior executive positions with Brookfield Residential Group.
Stephen Doyle was appointed President of our San Diego / Riverside business unit in 1996. Mr. Doyle has 27 years of experience in the real estate industry. Prior to joining Brookfield Properties, Mr. Doyle spent 15 years working for other California homebuilders. Mr. Doyle is a licensed attorney and registered civil engineer in California.
Adrian Foley was appointed President of our Southland / Los Angeles business unit in 2004. Mr. Foley has 20 years of experience in the real estate industry. Prior to joining Brookfield in 1996, Mr. Foley was employed by another California homebuilder. Mr. Foley holds a bachelors degree in Construction from the University of London.
Robert Hubbell was appointed President of our Washington D.C. Area business unit in 1998. Mr. Hubbell has 23 years of experience in the real estate industry and has been with Brookfield for 17 years. Mr. Hubbell holds a bachelors degree in civil engineering.
John Ryan was appointed President of our San Francisco Bay Area business unit in 1995. Mr. Ryan has 23 years of real estate and development experience. After six years as a manager in public accounting, specializing in real estate, Mr. Ryan spent eight years with another public homebuilder before joining Brookfield Properties in 1995. Mr. Ryan is a licensed Certified Public Accountant and general contractor.

Richard Whitney was appointed President of Brookfield California Land Holdings LLC in 2002. Prior to his appointment, Mr. Whitney served as Senior Vice President, Finance of Brookfield Residential Group. Mr. Whitney joined Brookfield Properties in 1994.
Item 11. Executive Compensation
The information called for by this item is incorporated by reference from our 2007 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2007 (120 days after the end of our fiscal year).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated by reference from our 2007 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2007 (120 days after the end of our fiscal year), except for the information required by this item with respect to equity compensation plans which is set forth under Item 5 of this annual report on Form 10-K and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated by reference from our 2007 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2007 (120 days after the end of our fiscal year).
Item 14. Principal Accounting Fees and Services
The information called for by this item is incorporated by reference from our 2007 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2007 (120 days after the end of our fiscal year).
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of March, 2007.

Brookfield Homes Corporation

By:	/s/ IAN G. COCKWELL Ian G. Cockwell
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. BRUCE FLATT
J. Bruce Flatt	Chairman of the Board	March 6, 2007

/s/ IAN G. COCKWELL
Ian G. Cockwell	President and Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2007

/s/ PAUL G. KERRIGAN
Paul G. Kerrigan	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2007

/s/ JOAN H. FALLON
Joan H. Fallon	Director	March 6, 2007

/s/ ROBERT A. FERCHAT
Robert A. Ferchat	Director	March 6, 2007

/s/ BRUCE T. LEHMAN
Bruce T. Lehman	Director	March 6, 2007

/s/ ALAN NORRIS
Alan Norris	Director	March 6, 2007

/s/ DAVID M. SHERMAN
David M. Sherman	Director	March 6, 2007

/s/ ROBERT L. STELZL
Robert L. Stelzl	Director	March 6, 2007

/s/ MICHAEL D. YOUNG
Michael D. Young	Director	March 6, 2007

EXHIBIT INDEX

Exhibit	Description

2.1	Purchase Agreement between Brookfield California Holdings Inc. and Brookfield Homes Corporation, effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
2.2	Purchase Agreement between Brookfield Homes (US) Inc. and Brookfield Homes Holdings Inc., effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
2.3	Purchase Agreement between Brookfield Washington Inc. and Brookfield Homes Holdings Inc., effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.3 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
2.4	Purchase Agreement between Brookfield Homes of California Inc. and Brookfield Homes Holdings Inc., effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.4 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
2.5	Purchase Agreement between Brookfield Washington Inc., Brookfield Homes of California Inc. and Brookfield Homes Corporation, effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.5 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
2.6	Purchase Agreement between Brookfield Homes of California Inc. and Intercontinental Investment & Development Bank Corporation, effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.6 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
3.1	Amended and Restated Certificate of Incorporation — Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
3.2	By-laws — Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
4.1	Description of Common Stock (see Article FOURTH of Exhibit A to Exhibit 3.1) — Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
4.2	Form of Deposit Facility — Incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2004.
4.3	Revolving Credit Facility dated June 12, 2006 — Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.
4.4	Amendment to Revolving Credit Facility dated June 12, 2006 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2007.
4.5*	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments.
10.1	License Agreement — Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
10.2†	Form of Stock Option Plan — Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
10.3†	Form of Deferred Share Unit Plan — Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
21.1	List of Subsidiaries — Incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
31.1*	Rule 13a-14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.
31.2*	Rule 13a-14(a) certification by Paul G. Kerrigan, Executive Vice President and Chief Financial Officer.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

†	Executive Officers management contract or compensatory plan or arrangement
Copies of certain of the exhibits filed with or incorporated by reference into this annual report on Form 10-K do not accompany copies of this annual report on Form 10-K distributed to our stockholders. We will furnish a copy of any of such exhibits to any stockholder requesting the same.