Form 10-Q
period 2007-03-31
BROOKFIELD HOMES CORP
filed 2007-05-10
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
As of May 3, 2007, the registrant had outstanding 26,627,825 shares of its common stock, $0.01 par value per share.

INDEX
BROOKFIELD HOMES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		March 31,	December 31,
	Note	2007	2006

Assets

Housing and land inventory	2	$1,101,827	$1,075,192
Investments in housing and land joint ventures	3	96,629	90,325
Consolidated land inventory not owned	2	73,881	59,381
Receivables and other assets		26,622	37,031
Cash and cash equivalents		14,292	86,809
Deferred income taxes	6	51,499	52,715

		$1,364,750	$1,401,453

Liabilities and Equity

Project specific and other financings		$680,387	$657,909
Accounts payable and other liabilities	4	173,582	280,083
Minority interest	2	108,077	92,055
Preferred stock - 10,000,000 shares authorized, no shares issued		—	—
Common — 65,000,000 shares authorized, 32,073,781 shares issued (December 31, 2006 — 32,073,781 shares issued)		321	321
Additional paid-in-capital		146,066	146,730
Treasury stock, at cost — 5,445,956 shares (December 31, 2006 — 5,519,275 shares)		(245,304)	(248,606)
Retained earnings		501,621	472,961

		$1,364,750	$1,401,453

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		(Unaudited)
		Three Months Ended
		March 31,
Revenue	Note	2007	2006
Housing		$104,040	$121,823
Land and other revenues		3,906	21,075

		107,946	142,898
Direct Cost of Sales	2	(86,581)	(91,724)

		21,365	51,174
Equity in earnings from housing and land joint ventures	3	324	907
Selling, general and administrative expense		(16,512)	(19,253)
Minority interest		(165)	(2,251)

Net Income Before Taxes		5,012	30,577
Income tax recovery / (expense)	6	23,648	(11,711)

Net Income		$28,660	$18,866

Earnings Per Share
Basic	5	$1.08	$0.69
Diluted	5	$1.07	$0.68
Weighted Average Common Shares Outstanding (in thousands)
Basic	5	26,615	27,375
Diluted	5	26,894	27,817
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Three Months Ended
	March 31,
	2007	2006
Common Stock	$321	$321

Additional Paid-in Capital
Opening balance	146,730	146,249
Stock option exercises	(664)	641

Ending balance	146,066	146,890

Treasury Stock
Opening balance	(248,606)	(217,182)
Share repurchases	—	(9,698)
Stock option exercises	3,302	5,020

Ending balance	(245,304)	(221,860)

Retained Earnings
Opening balance	472,961	335,261
Net income	28,660	18,866

Ending balance	501,621	354,127

Total stockholders’ equity	$402,704	$279,478

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Three Months Ended
	March 31,
	2007	2006
Cash Flows From Operating Activities
Net income	$28,660	$18,866
Adjustments to reconcile net income to net cash used in operating activities:
Distributed income from housing and land joint ventures	266	486
Minority interest	165	2,251
Deferred income taxes	1,216	682
Other changes in operating assets and liabilities:
Decrease in receivables and other assets	10,409	50,758
Increase in housing and land inventory	(31,071)	(89,793)
Decrease in accounts payable and other	(97,867)	(70,457)

Net cash used in operating activities	(88,222)	(87,207)

Cash Flows From Investing Activities
Investments in housing and land joint ventures	(7,405)	(8,933)
Recovery from housing and land joint ventures	835	979

Net cash (used in)/provided by investing activities	(6,570)	(7,954)

Cash Flows From Financing Activities
Net (repayments)/borrowings under revolving project specific and other financings	22,478	(19,395)
Distributions to minority interest	(1,750)	(12,017)
Contributions from minority interest	1,474	1,667
Repurchase of common shares	—	(9,698)
Exercise of stock options	73	108

Net cash (used in)/provided by financing activities	22,275	(39,335)

Decrease in cash and cash equivalents	(72,517)	(134,496)
Cash and cash equivalents at beginning of period	86,809	198,411

Cash and cash equivalents at end of period	$14,292	$63,915

Supplemental Cash Flow Information

Interest paid	$15,402	$12,026

Income taxes paid	$21,549	$14,565

Non-cash increase / (decrease) in consolidated land inventory not owned	$10,064	$(6,065)
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, they should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments necessary for fair presentation of the accompanying consolidated financial statements have been made.
The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of income for the three months March 31, 2007 are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
(b) Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. Companies electing the fair value option are required to report subsequent changes in fair value in earnings. This Statement is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008). The Company is currently reviewing the impact of this Statement on its consolidated financial statements.
In September 2006, FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008), and interim periods within those fiscal years. The Company is currently reviewing the impact of this Statement on its consolidated financial statements.
In July 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company adopted the provisions of FIN 48 on January 1, 2007. See Note 6 “Income Taxes,” for further discussions.
Note 2. Housing and Land Inventory
Housing and land inventory includes homes completed and under construction and lots ready for construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	March 31,	December 31,
	2007	2006
Housing inventory	$584,939	$571,352
Model homes	43,164	42,706
Land and land under development	473,724	461,134

	$1,101,827	$1,075,192

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three months ended March 31, 2007 and 2006, interest incurred and capitalized by the Company was $15.4 million and $12.0 million, respectively. Capitalized interest expensed for the same periods was $6.1 million and $2.7 million, respectively.
Capitalized costs are expensed as costs of sales on a specific identification basis or on a relative value basis in proportion to anticipated revenue. Included in direct cost of sales is $83.8 million of costs related to housing revenue for the three months ended March 31, 2007 (March 31, 2006 — $84.7 million) and $2.8 million of costs related to land sales and other revenues (March 31, 2006 — $7.0 million).
In accordance with SFAS 144 “Accounting for the Impairment of Disposal of Long-Lived Assets,” the Company has reviewed its housing and land assets for recoverability. Recoverability is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. To arrive at this amount, the Company estimates the cash flow for the life of each project. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. If these assets are considered to be impaired, they are then written down to the fair value less estimated selling costs. The ultimate fair values for the Company’s housing and land inventory are dependent upon future market and economic conditions. For the three months ended March 31, 2007, the Company did not recognize any impairment charges (March 31, 2006 — nil).
In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions of such agreements. Under these option agreements, the Company will fund deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be variable interest entities (“VIE’s”), it is the primary beneficiary of options for 1,248 lots with an aggregate exercise price of $73.9 million (December 31, 2006 — 1,083 lots with an aggregate exercise price of $59.4 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $50.6 million (December 31, 2006 — $40.5 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.
Housing and land inventory includes non-refundable deposits and other entitlement costs totaling $78.9 million (December 31, 2006 — $76.6 million) in connection with options that are not required to be consolidated under the provisions of FASB Interpretation No. 46R (“FIN 46R”). The total exercise price of these options is $644.1 million (December 31, 2006 — $670.3 million) including the non-refundable deposits identified above. The number of lots for which the Company has obtained an option to purchase, excluding those already consolidated, and their respective dates of expiry and their exercise price are as follows:

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)

	Number	Total
	of	Exercise
Year of Expiry	Lots	Price
2007	2,062	$131,425
2008	3,533	105,857
2009	527	69,158
Thereafter	7,287	337,700

	13,409	$644,140

The Company holds agreements for a further 4,178 acres of longer term land, with non-refundable deposits and other entitlement costs of $10.5 million which is included in housing and land inventory that may provide additional lots upon obtaining entitlements with an aggregate exercise price of $350.9 million. However, given that the company is in the initial stage of land entitlement, the Company has concluded at this time that the level of uncertainty in entitling these properties does not warrant including them in the above totals.
Note 3. Investments in Housing and Land Joint Ventures
The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures is as follows:

	March 31,	December 31,
	2007	2006
Assets
Housing and land inventory	$482,660	$452,359
Other assets	42,487	38,063

	$525,147	$490,422

Liabilities and Equity
Project specific financings	$271,300	$253,529
Accounts payable and other liabilities	35,953	32,319
Investment and advances
Brookfield Homes	96,629	90,325
Others	121,265	114,249

	$525,147	$490,422

	Three Months Ended
	March 31,
	2007	2006
Revenue and Expenses
Revenue	$7,188	$10,832
Expenses	(6,456)	(8,846)

Net income	$732	$1,986

Company’s share of net income	$324	$907

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

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At March 31, 2007, the Company had recourse guarantees of $14.3 million (December 31, 2006 — $12.7 million) and limited maintenance guarantees of $96.7 million (December 31, 2006 — $89.4 million) with respect to debt in its joint ventures. As of March 31, 2007, the fair market value of the recourse guarantees was insignificant.
Note 4. Accounts Payable and Other Liabilities
The components of accounts payable and other liabilities included in the Company’s balance sheet are summarized as follows:

	March 31,	December 31,
	2007	2006
Trade payables and cost to complete accruals	$57,232	$70,187
Warranty costs	19,378	19,569
Customer deposits	4,572	4,030
Stock-based compensation	29,420	33,824
Due to minority interest	25,794	31,863
Accrued and deferred compensation	8,779	49,658
Income tax liabilities and other	28,407	70,952

	$173,582	$280,083

Note 5. Earnings Per Share
Basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 were calculated as follows (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income	$28,660	$18,866

Denominator:
Basic average shares outstanding	26,615	27,375
Net effect of stock options assumed to be exercised	279	442

Diluted average shares outstanding	26,894	27,817

Basic earnings per share	$1.08	$0.69

Diluted earnings per share	$1.07	$0.68

For the three months ended March 31, 2007 and 2006, options to purchase 0.4 million shares and 0.1 million shares, respectively were outstanding and anti-dilutive and were excluded from the computation of diluted earnings per share.
Note 6. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The differences that give rise to the net deferred tax asset are as follows:

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)

	March 31,	December 31,
	2007	2006
Compensation deductible for tax purposes when paid	$27,939	$39,047
Differences relating to properties	15,017	14,013
Other	8,543	(345)

	$51,499	$52,715

As described in Note 4, included in income tax liabilities and other is $25.0 million (December 31, 2006 — $51.1 million) related to uncertainties in tax attributes which were recorded at the time of the Spin-off discussed in Note 1(a). On the Spin-off, the Company left the Brookfield Properties consolidated tax group with $115.0 million of net operating losses. The tax provisions that apply in connection with the reorganization, including the departure of a member of a consolidated group, are detailed and complex and thereby subject to uncertainty. In addition, if any member of the consolidated group were reassessed for taxation years prior to 2003, this could have a direct impact on the net operating losses available to the Company on the Spin-off. The exact amount of this tax liability will be determined at the earlier of the review of the Spin-off transaction by taxation authorities or 2007. Should the amount be substantially different it will have a significant impact on the Company’s effective tax rate.
Effective January 1, 2007, the Company adopted the provisions of FIN 48. There was no impact to the Company’s financial statements as a result of adopting FIN 48.
A reconciliation of unrecognized tax benefits / (liabilities) is as follows:

Balance, January 1, 2007	$(51,480)
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Position settled during the period	26,480

Balance, March 31, 2007	$(25,000)

During the first quarter of 2007, the Company received an assessment as a result of a review by the taxation authorities of a previously filed tax return. As a result of the assessment, the Company paid additional taxes of $3.0 million, including interest and penalties of $0.9 million and the Company also released $26.5 million of accrued liabilities related primarily to the tax cost of properties in excess of fair value deducted against taxable income in previous years. The Company’s 2004 federal income tax return is currently being examined by the taxation authorities and federal taxation years 2005 and 2006 remain open for examination.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax recovery / expense.
Note 7. Stock Based Compensation
Option Plan
Pursuant to the Company’s stock option plan, Brookfield Homes grants options to purchase shares of the Company’s common stock at the market price of the shares on the day the options are granted. A maximum of two million shares are authorized for issuance under the plan.
The financial statement impact related to the Company’s stock options during the three months ended March 31, 2007 was income of $1.7 million (2006 — expense of $2.8 million).
The fair value of each of the Company’s stock option awards is estimated at each reporting date using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock option awards, which are subject to graded vesting, is expensed over the vesting period of the stock options. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option award granted. The Company uses historical data to estimate stock option exercises and

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
forfeitures within its valuation model. The expected term of stock option awards granted for some participants is derived from historical exercise experience under the Company’s share-based payment plan and represents the period of time that stock option awards granted are expected to be outstanding. The expected term of stock options granted for the remaining participants is derived by using the simplified method.
The significant weighted average assumptions relating to the valuation of the Company’s stock options for the three months ended March 31, 2007 were as follows:

	2007
Dividend yield	0.00%	—	1.67%
Volatility rate			41%
Risk-free interest rate	4.5%	—	5.0%
Expected option life (years)	1.0	—	7.0

The following table sets out the number of common shares that employees of the Company may acquire under options granted under the Company’s stock option plan:

	March 31, 2007
		Weighted
		Average per
		Share Exercise
	Shares	Price
Outstanding, January 1, 2007	678,051	$21.02
Granted	260,000	$36.41
Exercised	(73,319)	$1.00
Cancelled	—	—

Outstanding, March 31, 2007	864,732	$27.35

Options exercisable at March 31, 2007	230,807	$20.13

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 was $12.17 per option compared to $15.17 per option during the three months ended March 31, 2006. The intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $2.6 million and $5.6 million, respectively. Shares were issued out of treasury stock for options exercised during the quarter. At March 31, 2007, the aggregate intrinsic value of options currently exercisable is $3.5 million and the aggregate intrinsic value of options outstanding is $7.8 million.
Deferred Share Unit Plan
The Company has adopted a Deferred Share Unit Plan (“DSUP”) under which certain of its executive officers, and directors may, at their option, receive all or a portion of their annual bonus awards or retainers, respectively, in the form of deferred share units. As of March 31, 2007, the Company granted 611,428 units under the DSUP, all of which were outstanding at March 31, 2007, and of which 414,431 units are currently vested and 196,997 vest over the next five years.
In addition, the Company has adopted a Senior Operating Management Deferred Share Unit Plan, (“MDSUP”) under which certain senior operating management employees receive a portion of their annual compensation in the form of deferred share units. As of March 31, 2007, the Company had granted 70,021 units under the MDSUP, all of which were outstanding at March 31, 2007.
The financial statement impact relating to the DSUP and MDSUP for the three months ended March 31, 2007 and 2006 were income of $2.7 million and expense of $2.0 million, respectively.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 8. Commitments, Contingent Liabilities and Other
(a) The Company is party to various legal actions arising in the ordinary course of business. Management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.
(b) During 2006, the Company entered into an unsecured revolving credit facility that was amended in March, 2007 with a subsidiary of Brookfield Asset Management Inc., the Company’s largest stockholder. The facility is for an aggregate principal amount not to exceed $100 million. Included in project specific and other financings is $60.0 million related to this facility. The interest rate on this facility is LIBOR plus 2.50% per annum.
(c) When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the State where the Company conducts business which range up to ten years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the three months ended March 31, 2007 and 2006:

	2007	2006
Balance, January 1	$19,569	$17,743
Payments and other adjustments made during the period	(1,414)	(773)
Warranties issued during the period	1,223	1,489

Balance, March 31	$19,378	$18,459

(d) From time to time, the Company enters into interest rate swap contracts. As at March 31, 2007, the Company had six interest rate swap contracts outstanding which effectively fixed $235.0 million of the Company’s variable rate debt at an average rate of 6.63% per annum. The contracts expire between 2009 and 2017. At March 31, 2007, the fair market value of the contracts was $1.6 million (December 31, 2006 — $2.2 million) and was included in Receivables and other assets. Expense of $0.6 million was recognized during the three months ended March 31, 2007 (2006 — income of $1.4 million) and was included in Land and other revenues. All interest rate swaps are recorded at fair market value because hedge accounting has not been applied.
(e) During the third quarter of 2006, the Company entered into an equity swap transaction maturing in July 2007 at an average cost per share of $26.72, which effectively fixes the stock compensation liability on 620,000 shares which is included in Accounts payable and other liabilities. At March 31, 2007, the fair market value of the equity swap was $3.1 million (December 31, 2006 — $6.5 million) and was included in Receivables and other assets. An expense of $3.4 million was recognized during the three months ended March 31, 2007 and was included in selling, general and administrative expense. The equity swap is recorded at fair market value because hedge accounting has not been applied.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 9. Segment Information
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

	Three Months Ended
	March 31,
	2007	2006
Revenues
Northern California	$9,785	$8,345
Southland / Los Angeles	51,819	14,183
San Diego / Riverside	15,509	42,520
Washington, D.C. Area	21,423	66,882
Corporate and Other	9,410	10,968

Total Revenues	$107,946	$142,898

Segment Operating Income (Loss)
Northern California	$(1,300)	$(564)
Southland / Los Angeles	6,292	513
San Diego / Riverside	2,173	16,130
Washington D.C. Area	(286)	17,120
Corporate and Other	(1,702)	(371)

Total Operating Income	5,177	32,828
Minority Interest	(165)	(2,251)

Net Income before Taxes	$5,012	$30,577

	March 31,	December 31,
	2007	2006
Housing and Land Assets 1)
Northern California	$321,864	$302,424
Southland / Los Angeles	216,674	203,829
San Diego / Riverside	385,905	376,717
Washington, D.C. Area	305,088	293,117
Corporate and Other	42,806	48,811

	$1,272,337	$1,224,898

1)	Consists of housing and land inventory, investments in housing and land joint ventures and consolidated land inventory not owned.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The following tables set forth additional financial information relating to the Company’s reportable operating segments:

	Three Months Ended March 31,
	2007	2006
Equity in earnings/(loss) from Housing and Land Joint Ventures:
Northern California	$—	$—
Southland / Los Angeles	—	—
San Diego / Riverside	—	—
Washington, D.C. Area	(65)	907
Corporate and Other	389	—

Total	$324	$907

	March 31,	December 31,
	2007	2006
Investments in Housing and Land Joint Ventures
Northern California	$7,045	$6,791
Southland / Los Angeles	7,413	6,872
San Diego / Riverside	34,266	32,536
Washington, D.C. Area	40,453	36,256
Corporate and Other	7,452	7,870

Total	$96,629	$90,325

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance and that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” and Item 1A — “Risk Factors” elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006.
Outlook
During the first three months of 2007, the Company continued to experience challenging housing market conditions and these conditions have continued into April mainly as a result of mortgage illiquidity in the marketplace. Despite these challenging market conditions which are negatively affecting our current housing operations, we continue to focus on our core strategies, including controlling land through option contracts and adding value by entitling raw land and creating communities.
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
The 27,442 lots that we control, 12,785 of which we own directly or through joint ventures, provide a strong foundation for our future homebuilding business and visibility on our future cash flow and earnings. We believe we add value to the lots we control through entitlements, development and the construction of homes. In allocating capital to our operations we generally limit our risk on unentitled land by optioning such land positions in all our markets thereby mitigating our capital at risk. Option contracts for the purchase of land permits us to control lots for an extended period of time. We have controlled our 27,442 lots since the following specified years:

				Total
Year	% of Lots	Owned	Optioned	Controlled Lots
Pre-2003	32%	4,529	4,153	8,682
2003	32%	3,600	5,392	8,992
2004	22%	3,009	2,962	5,971
2005	10%	1,103	1,702	2,805
2006	4%	544	448	992

	100%	12,785	14,657	27,442

Homebuilding is our primary source of revenue and has represented approximately 90% of our total revenue since 2002. Our operations are positioned to allow us to close up to 2,000 homes annually. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price for the three months ended March 31, 2007 of $703,000 was well in excess of the national average sales price. We also sell serviced and unserviced lots to other homebuilders generally on an opportunistic basis where we can redeploy capital to an asset providing higher returns or reduce risk, in a market.
In addition to our housing and land inventory and investments in housing and land joint ventures, which together comprised 93% of our total assets as of March 31, 2007, we had $14 million in cash and cash equivalents and $78 million in other assets. Other assets consist of homebuyer receivables of $8 million, deferred income taxes of $51 million, and mortgages and other receivables of $19 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes.
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

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2007 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2006.
Results of Operations

Selected Financial Information	Three Months Ended
	March 31,

($ millions)	2007	2006
Revenue:
Housing	$104	$122
Land and other revenues	4	21

Total revenues	108	143
Direct cost of sales	(87)	(92)

Gross margin	21	51
Equity in earnings from housing and land joint ventures	—	1
Selling, general and administrative expense	(16)	(19)

Operating income	5	33
Minority interest	—	(2)

Net income before taxes	5	31
Income tax expense	24	(12)

Net income	$29	$19

Segment Information

Housing revenue ($ millions):
Northern California	$10	$8
Southland / Los Angeles	52	14
San Diego / Riverside	15	30
Washington D.C. Area	18	62
Corporate and Other	9	8

Total	$104	$122

Land and Other revenues ($ millions):
Northern California	$—	$—
Southland / Los Angeles	—	—
San Diego / Riverside	—	13
Washington D.C. Area	4	5
Corporate and Other	—	3

Total	$4	$21

Gross Margin ($ millions):
Northern California	$1	$2
Southland / Los Angeles	11	3
San Diego / Riverside	4	19
Washington D.C. Area	4	22
Corporate and Other	1	5

Total	$21	$51

Home closings (units):
Northern California	12	7
Southland / Los Angeles	72	19
San Diego / Riverside	23	47
Washington D.C. Area	30	108
Corporate and Other	11	11

Total	148	192

	Three Months Ended
	March 31,

	2007	2006
Average selling price:
Northern California	$815,000	$1,212,000
Southland / Los Angeles	716,000	719,000
San Diego / Riverside	666,000	637,000
Washington D.C. Area	597,000	575,000
Corporate and Other	859,000	691,000

Average	$703,000	$634,000

Net new orders (units): (1)
Northern California	29	15
Southland / Los Angeles	81	93
San Diego / Riverside	64	40
Washington D.C. Area	108	69
Corporate and Other	4	10

Total	286	227

Backlog (units at end of period): (2)
Northern California	34	20
Southland / Los Angeles	109	179
San Diego / Riverside	76	75
Washington D.C. Area	153	157
Corporate and other	13	59

Total	385	490

Lots controlled (units at end of period):
Lots owned:
Northern California	1,233	1,342
Southland / Los Angeles	1,212	1,107
San Diego / Riverside	6,190	6,648
Washington D.C. Area	4,006	3,595
Corporate and Other	144	163

	12,785	12,855
Lots under option	14,657	16,805

Total	27,442	29,660

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations, excluding joint ventures.

(2)	Backlog represents the number of new homes subject to pending sales contracts, excluding joint ventures.
Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006
Net Income
Net income for the three months ended March 31, 2007 was $29 million, an increase of $10 million when compared to the three months ended March 31, 2006. The increase is related to a reversal of an uncertain tax position that contributed $26 million to net income during the three months ended March 31, 2007.
Results of Operations
Company-wide: Housing revenue for the three months ended March 31, 2007 was $104 million, a decrease of $18 million when compared to the same period in 2006. The decrease in housing revenue was a result of 44 fewer homes closed during the three months ended March 31, 2007 when compared to the same period in 2006. The gross margin on housing revenue for the three months ended March 31, 2007 was $20 million or 20% compared with $37 million or 31% for the same period in 2006. The decrease in the gross margin percentage is a result of an increase in homebuyer incentives and product mix.
Land and other revenues totaled $4 million for the three months ended March 31, 2007, compared with $21 million for the three months ended March 31, 2006. The decrease was primarily the result of 108 fewer lots sold during the three months ended March 31, 2007 when compared to the same period in 2006. The gross margin on land and other revenues totaled $1 million for the three months ended March 31, 2007 compared with $14 million for the same period in 2006. Our land revenues may vary significantly from period to period due to the timing and nature of land sales as they generally occur on an opportunistic basis and additionally such revenues are also affected by local market conditions.
Northern California: Housing revenue was $10 million for the three months ended March 31, 2007, an increase of $2 million when compared to the same period in 2006. The increase in revenue was primarily attributable to an increase in homes closed. The gross margin on housing revenue for the three months ended March 31, 2007 was $1 million or

13% compared with $2 million or 27% for the same period in 2006. The decrease in the gross margin percentage is a result of an increase in homebuyer incentives and product mix.
Southland / Los Angeles: Housing revenue was $52 million for the three months ended March 31, 2007, an increase of $38 million over the three months ended March 31, 2006. The increase is primarily due to an increase in homes closed. The gross margin on housing revenue for the three months ended March 31, 2007 was $11 million or 21% compared with $3 million or 23% for the same period in 2006.
San Diego / Riverside: Housing revenue was $15 million for the three months ended March 31, 2007, a decrease of $15 million when compared to the three months ended March 31, 2006. The decrease is primarily due to a decrease in homes closed. The gross margin on housing revenue for the three months ended March 31, 2007 was $4 million or 30% compared with $10 million or 34% for the same period in 2006.
Washington D.C. Area: Housing revenue was $18 million for the three months ended March 31, 2007, a decrease of $44 million when compared to the three months ended March 31, 2006. The decrease was primarily attributable to a decrease in homes closed. The gross margin on housing revenue for the three months ended March 31, 2007 was $3 million or 17% compared with $21 million or 33% for the same period in 2006. The decrease in the gross margin percentage is a result of an increase in homebuyer incentives and product mix.
Other Income and Expenses:
Equity in earnings from housing and land joint venture for the three months ended March 31, 2007 was consistent with the same period in 2006.
Selling, general and administrative expenses were $16 million for the three months ended March 31, 2007 compared with $19 million for the same period in 2006. Included in selling, general and administrative expense was net stock compensation income of $1 million and expense of $5 million for the three months ended March 31, 2007 and 2006, respectively.
Sales Activity:
Net new home orders for the three months ended March 31, 2007 totaled 286 units, an increase of 59 units compared to the same period in 2006. The increase in net new home orders for the quarter is primarily due to an increase in active selling communities.
Liquidity and Capital Resources
Financial Position
Our total assets as of March 31, 2007 were $1,365 million, a decrease of $36 million compared to December 31, 2006. The decrease is due primarily to decreases in cash and cash equivalents and in receivables and other assets, partially offset by an increase in housing and land inventory.
Our total debt as of March 31, 2007 was $680 million, an increase of $22 million compared to December 31, 2006. Total debt as of March 31, 2007 consisted mainly of project specific financings, which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major project specific lenders are Bank of America, Housing Capital Corporation, Wells Fargo and Union Bank of California. Other debt includes deferred compensation on which interest is paid at the prime rate, loans outstanding relating to mortgages we originated that are repaid when the underlying mortgages are sold to permanent lenders, a promissory note due to a subsidiary of our largest stockholder, Brookfield Asset Management Inc., and project specific financings related to our other operations. As of March 31, 2007, the average interest rate on our debt was 7.8% per year, with maturities as follows:

	Maturities
($ millions)	2007	2008	2009	Post 2009	Total
Northern California	$7	$85	$56	$—	$148
Southland / Los Angeles	23	49	21	—	93
San Diego / Riverside	47	102	51	—	200
Washington D.C. Area	64	41	30	—	135
Other	2	85	17	—	104

Total	$143	$362	$175	$—	$680

Cash Flow
Our principal uses of working capital include purchases of land, land development and home construction. Cash flows for each of our communities depend upon the applicable stage of the development cycle and can differ substantially from reported earnings. Early stages of development require significant cash outlays for land acquisitions, site approvals and entitlements, construction of model homes, roads, certain utilities and other amenities and general landscaping. Because these costs are capitalized, income reported for financial statement purposes during such early stages may significantly exceed cash flow. Later, cash flow can significantly exceed earnings reported for financial statement purposes, as cost of sales include charges for substantial amounts of previously expended costs. A summary of lots owned and their stage of development at March 31, 2007 compared with the same period in 2006 follows:

	2007	2006
Housing units and model homes	824	991
Lots ready for house construction	2,117	1,130
Graded lots and lots commenced grading	1,468	2,711
Undeveloped land	8,376	8,023

	12,785	12,855

Cash used in our operating activities during the three months ended March 31, 2007 was $88 million compared with $87 million for the same period in 2006. We normally invest capital in the first half of a year as we build out our backlog of homes and we reduced our accounts payable and other.
Cash used in our investing activities in joint ventures for the three months ended March 31, 2007 was $7 million, compared with $8 million for the same period in 2006.
Cash provided by our financing activities for three months ended March 31, 2007 was $22 million compared with cash used of $39 million for the same period in 2006.
Deferred Tax
Our Company was formed in the course of a reorganization in 2002 by Brookfield Properties of its United States homebuilding operations and was withdrawn from the Brookfield Properties consolidated tax group. The tax provisions that apply in connection with the reorganization, including the departure of a member from a consolidated group, are detailed and complex and are therefore subject to uncertainty. Our accounts payable and other liabilities include $25 million related to the uncertainties in tax attributes which were recorded when we left the Brookfield Properties consolidated tax group with $115 million of net operating losses. In addition, if any member of the consolidated group were reassessed for taxation years prior to 2003, this could have a direct impact on the net operating losses available to the Company on the Spin-off. The exact amount of this tax liability will be determined at the earlier of a review of the Spin-off transaction by taxation authorities or in 2007. During the first quarter of 2007, the Company reversed accrued liabilities of $26.5 million related to the tax cost of properties in excess of fair value deducted against taxable income in previous years as a result of receiving a final assessment from income tax authorities in respect of an examination of a prior tax year.
Contractual Obligations and Other Commitments
Our contractual obligations and other commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
We generally fund the development of our communities through the use of project specific financings. As of March 31, 2007, we had available project specific debt lines of $276 million that were available to complete land development and construction activities.
A total of $505 million of our project specific and other financings mature prior to the end of 2008. The high level of maturities in 2007 and 2008 is due to our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate sufficient cash flow from our assets in 2007 and 2008 to repay these obligations. Our net debt to total capitalization ratio as of March 31, 2007, which is defined as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 57% compared to 55% at December 31, 2006. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2006 entitled “Risk Factors — Our Debt and Leverage Could Adversely Affect our Financial Condition.”
Our project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of our Company, to maintain a tangible net worth of at least $250 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth ratio of no greater than 2.50 to 1. Our revolving credit facility with Brookfield Asset

Management Inc. requires us to maintain minimum stockholders’ equity of $200 million and a consolidated net debt to book capitalization ratio of no greater than 70%. As of March 31, 2007, we have the capacity to fully draw our available project specific debt lines of $276 million.
Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control the land for an extended period of time, until options expire and/or we are ready to develop the land to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of March 31, 2007, we had $102 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options is $718 million. Pursuant to FIN 46R, as described in Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q, we have consolidated $74 million of these option contracts.
Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q for additional information about our lot options.
We also control 4,449 lots through joint ventures. As of March 31, 2007, our investment in housing and land joint ventures was $97 million. We have provided varying levels of guarantees of debt in our joint ventures. As of March 31, 2007, we had recourse guarantees of $14 million and limited maintenance guarantees of $97 million with respect to debt in our joint ventures.
We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of March 31, 2007, we had for these purposes $21 million in letters of credit outstanding and $263 million in performance bonds. The costs to complete related to our letters of credit and performance bonds are $13 million and $128 million, respectively. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:
•	strategies for shareholder value creation;

•	cash flow generation and our ability to repay our debt obligations;

•	the visibility on our future cash flow and earnings;

•	the effect of interest rate changes on our cash flows;

•	the effect on our business of existing lawsuits; and

•	whether or not our letters of credit or performance bonds will be drawn upon.
Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:
•	changes in general economic, real estate and other conditions;

•	mortgage rate changes;

•	availability of suitable undeveloped land at acceptable prices;

•	adverse legislation or regulation;

•	ability to obtain necessary permits and approvals for the development of our land;

•	availability of labor or materials or increases in their costs;

•	ability to develop and market our master-planned communities successfully;

•	confidence levels of consumers;

•	ability to raise capital on favorable terms;

•	adverse weather conditions and natural disasters;

•	relations with the residents of our communities;

•	risks associated with increased insurance costs or unavailability of adequate coverage;

•	ability to obtain surety bonds;

•	competitive conditions in the homebuilding industry, including product and pricing pressures; and

•	additional risks and uncertainties, many of which are beyond our control, referred to in our Form 10-K for the year ended December 31, 2006 and our other SEC filings.
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
Interest Rates
We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition, we have interest rate swap contracts which effectively fix $235 million of our variable rate debt at an average rate of 6.63% per annum. Based on our net debt levels as of March 31, 2007, a 1% change up or down in interest rates would have either a negative or positive effect of approximately $4 million on our cash flows.
Our interest rate swaps are not designed as hedges under SFAS 133. We are exposed to market share risk associated with changes in the fair values of the swaps, and such changes must be reflected in our income statements. As of March 31, 2007, the fair value of the interest rate swaps totaled $2 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of the end of our fiscal quarter ended March 31, 2007, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a — 15(e) and 15d — 15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
There was no change in our internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are party to various legal actions arising in the ordinary course of our business. We believe that none of these actions, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors approved a share repurchase program that allows us to repurchase in aggregate up to $144 million of our outstanding common shares of which the remaining amount approved for repurchase at March 31, 2007 was approximately $49 million. Since the initial approval of the program in February 2003, the following annual share repurchases have been made under the program: 2003 — 1,192,749 shares at an average price of $18.19; 2004 — 76,400 shares at an average price of $25.39; 2005 — 707,500 shares at an average price of $47.81; 2006 — 964,200 shares at an average price of $39.30. Separately, during the fourth quarter of 2005 we repurchased 3,000,000 of our shares through a fixed price tender offer at a purchase price of $55.00 per share.
During the three months ended March 31, 2007, we did not repurchase any shares of our common stock:

			Total Number	Maximum
			of Shares	Approximate
			Purchased as	Dollar Value
			Part of	of Shares that
			Publicly	May Yet be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs
January 1, 2007 — January 31, 2007	—	—	—	$48,750,330
February 1, 2007 — February 28, 2007	—	—	—	$48,750,330
March 1, 2007 — March 31, 2007	—	—	—	$48,750,330

Total	—	—	—	$48,750,330

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits.

31.1	Rule 13a-14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.

31.2	Rule 13a-14(a) certification by Paul G. Kerrigan, Executive Vice President and Chief Financial Officer.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of May, 2007.

BROOKFIELD HOMES CORPORATION
By:	/s/ PAUL G. KERRIGAN
Paul G. Kerrigan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 13a-14(a) certification by Ian G. Cockwell, President and Chief Executive Officer

31.2	Rule 13a-14(a) certification by Paul G. Kerrigan, Executive Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350