Form 10-Q
period 2007-08-09
BROOKFIELD HOMES CORP
filed 2007-08-09
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐ No ☑
As of August 3, 2007, the registrant had outstanding 26,628,207 shares of its common stock, $0.01 par value per share.

INDEX
BROOKFIELD HOMES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		June 30,	December 31,
	Note	2007	2006

Assets

Housing and land inventory	2	$1,119,447	$1,075,192
Investments in housing and land joint ventures	3	107,437	90,325
Consolidated land inventory not owned	2	71,490	59,381
Receivables and other assets		38,043	37,031
Cash and cash equivalents		3,707	86,809
Deferred income taxes	6	46,259	52,715

		$1,386,383	$1,401,453

Liabilities and Equity

Project specific and other financings		$655,462	$617,931
Accounts payable and other liabilities	4	218,324	320,061
Minority interest		105,689	92,055
Preferred stock — 10,000,000 shares authorized, no shares issued		—	—
Common — 65,000,000 shares authorized, 32,073,781 shares issued (December 31, 2006 — 32,073,781 shares issued)		321	321
Additional paid-in-capital		146,066	146,730
Treasury stock, at cost — 5,445,956 shares (December 31, 2006 — 5,519,275 shares)		(245,304)	(248,606)
Retained earnings		505,825	472,961

		$1,386,383	$1,401,453

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		(Unaudited)		(Unaudited)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Note	2007	2006	2007	2006
Revenue

Housing		$154,632	$193,682	$258,672	$315,505
Land and other revenues		8,026	38,780	11,932	59,855

		162,658	232,462	270,604	375,360

Direct Cost of Sales	2	(129,062)	(158,461)	(215,643)	(250,185)

		33,596	74,001	54,961	125,175
Equity in earnings from housing and land joint ventures	3	56	763	380	1,670
Selling, general and administrative expense		(17,518)	(1,819)	(34,030)	(21,072)
Minority interest		(763)	(3,153)	(928)	(5,404)

Net Income Before Taxes		15,371	69,792	20,383	100,369
Income tax recovery / (expense)	6	(5,841)	(26,730)	17,807	(38,441)

Net Income		$9,530	$43,062	$38,190	$61,928

Earnings Per Share
Basic	5	$0.36	$1.60	$1.43	$2.28
Diluted	5	$0.35	$1.57	$1.42	$2.24

Weighted Average Common Shares Outstanding
(in thousands)
Basic	5	26,628	26,996	26,621	27,185
Diluted	5	26,886	27,388	26,890	27,602
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Six Months Ended
	June 30,
	2007	2006

Common Stock	$321	$321

Additional Paid-in Capital
Opening balance	146,730	146,249
Stock option exercises	(664)	481

Ending balance	146,066	146,730

Treasury Stock
Opening balance	(248,606)	(217,182)
Share repurchases	—	(36,671)
Stock option exercises	3,302	6,498

Ending balance	(245,304)	(247,355)

Retained Earnings
Opening balance	472,961	335,261
Net income	38,190	61,928
Dividends	(5,326)	(5,343)

Ending balance	505,825	391,846

Total stockholders’ equity	$406,908	$291,542

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cash Flows From Operating Activities
Net income	$9,530	$43,062	$38,190	$61,928
Adjustments to reconcile net income to net cash used in operating activities:
Distributed income from housing and land joint ventures	—	504	266	990
Minority interest	763	3,153	928	5,404
Deferred income taxes	5,240	3,096	6,456	3,778
Other changes in operating assets and liabilities:
(Increase)/decrease in receivables and other assets	(11,421)	2,016	(1,012)	52,774
Increase in housing and land inventory	(19,476)	(1,833)	(50,547)	(91,626)
(Decrease)/increase in accounts payable and other	6,838	(10,690)	(93,499)	(81,147)

Net cash (used in)/provided by operating activities	(8,526)	39,308	(99,218)	(47,899)

Cash Flows From Investing Activities
Investments in housing and land joint ventures	(13,652)	(10,158)	(21,057)	(19,091)
Recovery from housing and land joint ventures	2,844	5,651	3,679	6,630

Net cash (used in)/provided by investing activities	(10,808)	(4,507)	(17,378)	(12,461)

Cash Flows From Financing Activities
Net (repayments)/borrowings under revolving project specific and other financings	12,583	9,189	37,531	(10,206)
Distributions to minority interest	—	(2,100)	(1,750)	(14,117)
Contributions from minority interest	1,492	1,222	2,966	2,889
Repurchase of common shares	—	(26,973)	—	(36,671)
Exercise of stock options	—	56	73	164
Dividends paid in cash	(5,326)	(5,343)	(5,326)	(5,343)

Net cash (used in)/provided by financing activities	8,749	(23,949)	33,494	(63,284)

(Decrease)/increase in cash and cash equivalents	(10,585)	10,852	(83,102)	(123,644)
Cash and cash equivalents at beginning of period	14,292	63,915	86,809	198,411

Cash and cash equivalents at end of period	$3,707	$74,767	$3,707	$74,767

Supplemental Cash Flow Information

Interest paid	$16,743	$13,071	$32,145	$25,097
Income taxes paid	$605	$24,245	$22,154	$38,810
Non-cash increase / (decrease) in consolidated land inventory not owned	$(4,247)	$(1,192)	$5,817	$(7,257)
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
The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of income for the three months and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
(b) Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows companies to choose to measure certain financial instruments and other items at fair value. Companies electing the fair value option are required to report subsequent changes in fair value in earnings. This Statement is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008). The Company is currently reviewing the impact of this SFAS on its consolidated financial statements.
In September 2006, FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008), and interim periods within those fiscal years. The Company is currently reviewing the impact of this SFAS on its consolidated financial statements.
In July 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, the impact of an uncertain tax position on the income tax

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company adopted the provisions of FIN 48 on January 1, 2007. See Note 6 “Income Taxes,” for further discussions.
(c) Reclassification
Certain prior period amounts in the consolidated balance sheet have been reclassified to conform with the June 30, 2007 presentation. Specifically, Accounts payable and other liabilities now includes deferred compensation which had previously been shown as a component of project specific and other financings.
Note 2. Housing and Land Inventory
Housing and land inventory includes homes completed and under construction and lots ready for construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	June 30,	December 31,
	2007	2006
Housing inventory	$571,736	$571,352
Model homes	50,549	42,706
Land and land under development	497,162	461,134

	$1,119,447	$1,075,192

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three months ended June 30, 2007 and 2006, and for the six months ended June 30, 2007 and 2006, interest incurred and capitalized by the Company was $16.7 million and $13.1 million, $32.1 million and $25.1 million, respectively. Capitalized interest expensed for the same periods was $8.8 million and $3.6 million, $14.9 million and $6.3 million, respectively.
Capitalized costs are expensed as costs of sales on a specific identification basis or on a relative value basis in proportion to anticipated revenue. Included in direct cost of sales is $126.6 million and $210.4 million of costs related to housing revenue for the three months and six months ended June 30, 2007 (June 30, 2006 — $140.6 million and $225.3 million, respectively) and $2.4 million and $5.2 million of costs related to land sales and other revenues (June 30, 2006 — $17.9 million and $24.9 million, respectively).
In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has reviewed its housing and land assets for recoverability. Recoverability is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. To arrive at this amount, the Company estimates the cash flow for the life of each project. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. Such projections assume current home selling prices and cost estimates and sales rates for short term projects assume recent sales activity. For longer term projects, sales rates for 2007 and 2008 assume recent sales activity and normalized sales rates beyond 2008. If these assets are considered to be impaired, they are then written down to fair value less estimated selling costs. The ultimate fair values for the Company’s housing and land inventory are dependent upon future market and economic conditions. For the three months and six months ended June 30, 2007, the Company did not recognize any impairment charges (June 30, 2006 — nil); however, should the ongoing challenges of the housing market not stabilize in the near future, it is possible impairment charges will be recognized in future results.
In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions of such agreements. Under these option agreements, the Company will fund deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be variable interest entities (“VIE’s”), it is the primary beneficiary of options for 1,091 lots with an aggregate exercise price of $71.5 million

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
(December 31, 2006 — 1,083 lots with an aggregate exercise price of $59.4 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $46.4 million (December 31, 2006 — $40.5 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.
Housing and land inventory includes non-refundable deposits and other entitlement costs totaling $87.0 million (December 31, 2006 — $76.6 million) in connection with options that are not required to be consolidated under the provisions of FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”. The total exercise price of these options is $644.6 million (December 31, 2006 — $670.3 million) including the non-refundable deposits identified above. The number of lots for which the Company has obtained an option to purchase, excluding those already consolidated, and their respective dates of expiry and their exercise price are as follows:

	Number	Total
	of	Exercise
Year of Expiry	Lots	Price
2007	2,062	$131,425
2008	3,503	106,324
2009	628	69,158
Thereafter	7,355	337,700

	13,548	$644,607

The Company holds agreements for a further 4,178 acres of longer term land, with non-refundable deposits and other entitlement costs of $11.0 million which is included in housing and land inventory that may provide additional lots upon obtaining entitlements with an aggregate exercise price of $350.9 million. However, given that the Company is in the initial stage of land entitlement, the Company has concluded at this time that the level of uncertainty in entitling these properties does not warrant including them in the above totals.

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

	June 30,	December 31,
	2007	2006
Assets
Housing and land inventory	$493,960	$452,359
Other assets	43,838	38,063

	$537,798	$490,422

Liabilities and Equity
Project specific financings	$285,928	$253,529
Accounts payable and other liabilities	41,963	32,319
Investment and advances
Brookfield Homes	107,437	90,325
Others	102,470	114,249

	$537,798	$490,422

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue and Expenses
Revenue	$32,620	$19,391	$39,808	$30,223
Expenses	(74,266)	(17,677)	(80,722)	(26,523)

Net income (loss)	(41,646)	1,714	$(40,914)	$3,700

Company’s share of net income	$56	$763	$380	$1,670

In reporting the Company’s share of net income, all inter-company profits or losses from housing and land joint ventures are eliminated on lots purchased by the Company.
The net loss for the three months ended June 30, 2007, results from an impairment charge of $41.7 million recognized in one of the joint ventures. In calculating the Company’s share of the joint venture net loss, the Company did not require an impairment charge as its carrying value in this joint venture is below its proportionate share of the underlying net assets.
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
The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At June 30, 2007, the Company had recourse guarantees of $15.6 million (December 31, 2006 — $12.7 million) and limited maintenance guarantees of $102.7 million (December 31, 2006 — $89.4 million) with respect to debt in its joint ventures. As of June 30, 2007, the fair market value of the recourse guarantees was insignificant.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 4. Accounts Payable and Other Liabilities
The components of accounts payable and other liabilities included in the Company’s balance sheet are summarized as follows:

	June 30,	December 31,
	2007	2006

Trade payables and cost to complete accruals	$62,054	$70,187
Warranty costs	19,030	19,569
Customer deposits	4,399	4,030
Stock-based compensation	26,981	33,824
Due to minority interest	26,190	31,863
Accrued and deferred compensation	49,490	89,636
Income tax liabilities and other	30,180	70,952

	$218,324	$320,061

Note 5. Earnings Per Share
Basic and diluted earnings per share for the three months and six months ended June 30, 2007 and 2006 were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income	$9,530	$43,062	$38,190	$61,928

Denominator:
Basic average shares outstanding	26,628	26,996	26,621	27,185
Net effect of stock options assumed to be exercised	258	392	269	417

Diluted average shares outstanding	26,886	27,388	26,890	27,602

Basic earnings per share	$0.36	$1.60	$1.43	$2.28

Diluted earnings per share	$0.35	$1.57	$1.42	$2.24

For the three months and six months ended June 30, 2007 and 2006, outstanding options to purchase 0.5 million shares and 0.3 million shares, respectively, were considered anti-dilutive and were excluded from the computation of diluted earnings per share.
Note 6. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The differences that give rise to the net deferred tax asset are as follows:

	June 30,	December 31,
	2007	2006
Compensation deductible for tax purposes when paid	$27,690	$39,047
Differences relating to properties	11,798	14,013
Other	6,771	(345)

	$46,259	$52,715

Included in income tax liabilities and other is $25.0 million (December 31, 2006 — $51.1 million) related to uncertainties in tax attributes which were recorded at the time of the Spin-off discussed in Note 1(a). On the Spin-off, the Company

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
left the Brookfield Properties consolidated tax group with $115.0 million of net operating losses. The tax provisions that apply in connection with the reorganization, including the departure of a member of a consolidated group, are detailed and complex and thereby subject to uncertainty. In addition, if any member of the consolidated group were reassessed for taxation years prior to 2003, this could have a direct impact on the net operating losses available to the Company on the Spin-off. The exact amount of this tax liability will be determined at the earlier of the review of the Spin-off transaction by taxation authorities or September 2007. Should the amount be substantially different it will have a significant impact on the Company’s effective tax rate.
Effective January 1, 2007, the Company adopted the provisions of FIN 48. There was no impact to the Company’s financial statements as a result of adopting FIN 48.
A reconciliation of unrecognized tax benefits / (liabilities) is as follows:

Balance, January 1, 2007	$(51,480)
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Position settled during the period	26,480

Balance, June 30, 2007	$(25,000)

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
Note 7. Stock Based Compensation
Option Plan
Pursuant to the Company’s stock option plan, Brookfield Homes grants options to purchase shares of the Company’s common stock at the market price of the shares on the day the options are granted. A maximum of two million shares is authorized for issuance under the plan.
The financial statement impact related to the Company’s stock options during the three months and six months ended June 30, 2007 was income of $0.7 million and $2.4 million (2006 — income of $6.2 million and $3.4 million).
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

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The significant weighted average assumptions relating to the valuation of the Company’s stock options for the three months and six months ended June 30, 2007 were as follows:

2007
Dividend yield	0.00% — 1.51%
Volatility rate	41%
Risk-free interest rate	4.8% — 5.0%
Expected option life (years)	1.0 — 7.0

The following table sets out the number of common shares that employees of the Company may acquire under options granted under the Company’s stock option plan:

	June 30, 2007
		Weighted
		Average per
		Share Exercise
	Shares	Price
Outstanding, January 1, 2007	678,051	$21.02
Granted	260,000	$36.41
Exercised	(73,319)	$1.00
Cancelled	—	—

Outstanding, June 30, 2007	864,732	$27.35

Options exercisable at June 30, 2007	230,807	$20.13

The weighted average grant date fair value of options granted during the six months ended June 30, 2007 was $12.17 per option compared to $15.17 per option during the six months ended June 30, 2006. The intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $2.6 million and $5.6 million, respectively. Shares were issued out of treasury stock for options exercised during the period. At June 30, 2007, the aggregate intrinsic value of options currently exercisable is $3.1 million and the aggregate intrinsic value of options outstanding is $7.1 million.
Deferred Share Unit Plan
The Company has adopted a Deferred Share Unit Plan (“DSUP”) under which certain of its executive officers, and directors may, at their option, receive all or a portion of their annual bonus awards or retainers, respectively, in the form of deferred share units. As of June 30, 2007, the Company had granted 615,631 units under the DSUP, all of which were outstanding at June 30, 2007, and of which 442,853 units are currently vested and 172,778 vest over the next five years.
In addition, the Company has adopted a Senior Operating Management Deferred Share Unit Plan, (“MDSUP”) under which certain senior operating management employees receive a portion of their annual compensation in the form of deferred share units. As of June 30, 2007, the Company had granted 70,021 units under the MDSUP, all of which were outstanding at June 30, 2007.
The financial statement impact relating to the DSUP and MDSUP for the three months and six months ended June 30, 2007 were income of $1.7 million and $4.4 million, respectively (2006 — $9.3 million and $7.3 million).
Note 8. Commitments, Contingent Liabilities and Other
(a) The Company is party to various legal actions arising in the ordinary course of business. Management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.
(b) During 2006, the Company entered into an unsecured revolving credit facility that was amended in March, 2007 with a subsidiary of Brookfield Asset Management Inc., the Company’s largest stockholder. The facility is for an

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
aggregate principal amount not to exceed $100 million. Included in project specific and other financings is $40.0 million related to this facility. The interest rate on this facility is LIBOR plus 2.50% per annum. During the six months ended June 30, 2007, interest of $1.9 million was incurred related to this facility.
(c) When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the State where the Company conducts business which range up to ten years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the six months ended June 30, 2007 and 2006:

	2007	2006
Balance, January 1	$19,569	$17,743
Payments and other adjustments made during the period	(2,817)	(1,588)
Warranties issued during the period	2,278	2,472

Balance, June 30	$19,030	$18,627

(d) From time to time, the Company enters into interest rate swap contracts. As at June 30, 2007, the Company had six interest rate swap contracts outstanding which effectively fixed $235.0 million of the Company’s variable rate debt at an average rate of 6.63% per annum. The contracts expire between 2009 and 2017. At June 30, 2007, the fair market value of the contracts was $6.0 million (December 31, 2006 — $2.2 million) and was included in Receivables and other assets. Income of $4.4 million and $3.8 million            was recognized during the three months ended and six months ended June 30, 2007 (2006 — $0.9 million and $2.3 million) and was included in Land and other revenues. All interest rate swaps are recorded at fair market value because hedge accounting has not been applied.
(e) During the third quarter of 2006, the Company entered into an equity swap transaction maturing in July 2007 at an average cost per share of $26.72, which effectively fixed the stock compensation liability on 620,000 shares. During the second quarter of 2007, the Company amended the equity swap transaction. The revised equity swap matures July 2008 at an average cost of $28.41, and effectively fixes the stock compensation liability on 1,003,302 shares which is included in Accounts payable and other Liabilities. At June 30, 2007, the fair market value of the equity swap was nil (December 31, 2006 — $6.5 million) and was included in Receivables and other assets. An expense of $3.1 million and $6.5 million was recognized during the three months and six months ended June 30, 2007 and was included in selling, general and administrative expense. The equity swap is recorded at fair market value because hedge accounting has not been applied.
(f) During the second quarter of 2007, the Company formed a joint venture with California State Teachers’ Retirement System (“CalSTRS”) to entitle and develop land for residential uses, primarily in California. Both the Company and CalSTRS will contribute up to $200.0 million, in total $400.0 million of equity to finance the acquisition, entitlement and development of land for sale to residential homebuilders and developers.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues
Northern California	$30,245	$26,943	$40,030	$35,288
Southland / Los Angeles	53,498	92,129	105,317	106,312
San Diego / Riverside	34,679	52,648	50,188	95,168
Washington, D.C. Area	37,908	51,378	59,331	118,260
Corporate and Other	6,328	9,364	15,738	20,332

Total Revenues	$162,658	$232,462	$270,604	$375,360

Segment Operating Income (Loss)
Northern California	$3,398	$4,701	$2,098	$4,137
Southland / Los Angeles	5,729	25,281	12,021	25,794
San Diego / Riverside	4,445	15,637	6,618	31,767
Washington D.C. Area	1,472	9,801	1,186	26,921
Corporate and Other	1,090	17,525	(612)	17,154

Total Operating Income	16,134	72,945	21,311	105,773
Minority Interest	(763)	(3,153)	(928)	(5,404)

Net Income before Taxes	$15,371	$69,792	$20,383	$100,369

	June 30,	December 31,
	2007	2006
Housing and Land Assets 1)
Northern California	$327,656	$302,424
Southland / Los Angeles	204,079	203,829
San Diego / Riverside	399,536	376,717
Washington, D.C. Area	321,168	293,117
Corporate and Other	45,935	48,811

	$1,298,374	$1,224,898

1)	Consists of housing and land inventory, investments in housing and land joint ventures and consolidated land inventory not owned.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The following tables set forth additional financial information relating to the Company’s reportable operating segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Equity in earnings/(loss) from Housing and Land Joint Ventures:
Northern California	$—	$—	$—	$—
Southland / Los Angeles	—	(52)	—	(52)
San Diego / Riverside	—	—	—	—
Washington, D.C. Area	56	815	(9)	1,722
Corporate and Other	—	—	389	—

Total	$56	$763	$380	$1,670

	June	December
	30, 2007	31, 2006
Investments in Housing and Land Joint Ventures
Northern California	$7,491	$6,791
Southland / Los Angeles	7,015	6,872
San Diego / Riverside	37,010	32,536
Washington, D.C. Area	48,353	36,256
Corporate and Other	7,568	7,870

Total	$107,437	$90,325

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
Outlook
During the first six months of 2007, we continued to experience challenging housing market conditions and these conditions continued into the month of July mainly as a result of historically high levels of inventory for resale and new homes and weak homebuyer confidence. Despite these challenging market conditions that are negatively affecting our current housing operations, we continue to focus on our core strategies, including controlling land through option contracts and adding value by entitling raw land and creating communities.
Overview
We design, construct and market single-family and multi-family homes primarily to move-up and luxury homebuyers and develop land for sale to other homebuilders.
We operate in the following geographic regions which are presented as our reportable segments: Northern California (San Francisco Bay Area and Sacramento), Southland / Los Angeles, San Diego / Riverside and Washington D.C. Area. Our other operations that do not meet the quantitative thresholds for separate segment disclosure are included in “Corporate and Other.”
Our goal is to maximize the total return on our common stockholders’ equity over the long term. We plan to achieve this by actively managing our assets and creating value on the lots we own or control. Since going public in 2003, we have limited the capital placed at risk, and have returned, through share buybacks and dividends, $573 million to shareholders, or in excess of $20 per share. At current share prices, this equates to a return on stockholders’ equity of approximately 40%.
The 27,573 lots that we control, 12,934 of which we own directly or through joint ventures, provide a strong foundation for our future homebuilding business and visibility on our future cash flow and earnings. We believe we add value to the lots we control through entitlements, development and the construction of homes. In allocating capital to our operations we generally limit our risk on unentitled land by optioning such land positions in all our markets thereby mitigating our capital at risk. Option contracts for the purchase of land permit us to control lots for an extended period of time. We have controlled our 27,573 lots since the following specified years:

				Total
Year	% of Lots	Owned	Optioned	Controlled Lots
Pre-2003	31%	4,449	4,153	8,602
2003	33%	3,721	5,239	8,960
2004	21%	2,886	2,992	5,878
2005	10%	1,084	1,807	2,891
2006	4%	544	448	992
2007	1%	250	—	250

	100%	12,934	14,639	27,573

Homebuilding is our primary source of revenue and has represented approximately 90% of our total revenue since 2002. Our operations are positioned to allow us to close up to 2,000 homes annually. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price for the six months ended June 30, 2007 of $674,000 was well in excess of the national average sales price. We also sell serviced and unserviced lots to other homebuilders generally on an opportunistic basis where we can redeploy capital to an asset providing higher returns or reduce risk, in a market.
In addition to our housing and land inventory and investments in housing and land joint ventures, which together comprised 94 % of our total assets as of June 30, 2007, we had $4 million in cash and cash equivalents and $84 million in other assets. Other assets consist of homebuyer receivables of $9 million, deferred income taxes of $46 million, fair value of interest rate swaps of $6 million, and mortgages and other receivables of $23 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three months and six months ended June 30, 2007 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2006.
Results of Operations

	Three Months Ended		Six Months Ended
Selected Financial Information	June 30,		June 30,
($ millions)	2007	2006	2007	2006
Revenue:
Housing	$155	$193	$259	$315
Land and other revenues	8	39	12	60

Total revenues	163	232	271	375
Direct cost of sales	(129)	(158)	(216)	(250)

Gross margin	34	74	55	125
Equity in earnings from housing and land joint ventures	—	1	—	2
Selling, general and administrative expense	(18)	(2)	(34)	(21)

Operating income	16	73	21	106
Minority interest	(1)	(4)	(1)	(6)

Net income before taxes	15	69	20	100
Income tax expense	(6)	(26)	18	(38)

Net income	$9	$43	$38	$62

Segment Information

Housing revenue ($ millions):
Northern California	$30	$27	$40	$35
Southland / Los Angeles	53	64	105	78
San Diego / Riverside	35	46	50	76
Washington D.C. Area	35	48	53	110
Corporate and Other	2	8	11	16

Total	$155	$193	$259	$315

Land and Other revenues ($ millions):
Northern California	$—	$—	$—	$—
Southland / Los Angeles	1	28	1	28
San Diego / Riverside	—	6	—	19
Washington D.C. Area	2	3	6	8
Corporate and Other	5	2	5	5

Total	$8	$39	$12	$60

Gross Margin ($ millions):
Northern California	$6	$6	$7	$8
Southland / Los Angeles	10	30	21	33
San Diego / Riverside	8	19	12	38
Washington D.C. Area	4	14	8	36
Corporate and Other	6	5	7	10

Total	$34	$74	$55	$125

Home closings (units):
Northern California	31	23	43	30
Southland / Los Angeles	70	78	142	97
San Diego / Riverside	61	72	84	119
Washington D.C. Area	72	78	102	186
Corporate and Other	2	11	13	22

Total	236	262	384	454

	Three Months Ended		Six Months Ended
Selected Financial Information	June 30,		June 30,
($ millions)	2007	2006	2007	2006

Average selling price:
Northern California	$975,000	$1,164,000	$931,000	$1,175,000
Southland / Los Angeles	761,000	827,000	739,000	806,000
San Diego / Riverside	566,000	644,000	593,000	641,000
Washington D.C. Area	488,000	619,000	520,000	594,000
Corporate and Other	718,000	700,000	837,000	696,000

Average	$655,000	$739,000	$674,000	$695,000

Net new orders (units): (1)
Northern California	34	30	63	45
Southland / Los Angeles	53	91	134	184
San Diego / Riverside	25	54	89	94
Washington D.C. Area	79	76	187	145
Corporate and Other	6	4	10	14

Total	197	255	483	482

Backlog (units at end of period): (2)
Northern California	37	27
Southland / Los Angeles	92	192
San Diego / Riverside	40	57
Washington D.C. Area	160	155
Corporate and other	17	52

Total	346	483

Lots controlled (units at end of period):
Lots owned:
Northern California	1,352	1,318
Southland / Los Angeles	1,393	891
San Diego / Riverside	6,130	6,576
Washington D.C. Area	3,916	3,523
Corporate and Other	143	158

	12,934	12,466
Lots under option	14,639	16,985

Total	27,573	29,451

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations, excluding joint ventures.

(2)	Backlog represents the number of new homes subject to pending sales contracts, excluding joint ventures.
Three Months and Six Months Ended June 30, 2007 Compared with Three Months and Six Months Ended June 30, 2006
Net Income
Net income was $9 million and $38 million for the three months and six months ended June 30, 2007, a decrease of $34 million and $24 million respectively, when compared to the same periods in 2006. The decrease in net income was due to lower home and lot sales and reduced margins as a result of continued housing market challenges.
Results of Operations
Company-wide: Housing revenue was $155 million and $259 million for the three months and six months ended June 30, 2007, a decrease of $38 million and $56 million respectively, when compared to the same periods in 2006. The decrease in housing revenue was a result of 26 and 70 fewer homes closed during the three months and six months ended June 30, 2007 when compared to the same periods in 2006. The gross margin on housing revenue for the three months ended June 30, 2007 was $28 million or 18% compared with $53 million or 27% for the same period in 2006. The gross margin on housing revenue for the six months ended June 30, 2007 was $48 million or 19% compared with $90 million or 29% for the same period in 2006. The decrease in the gross margin percentage was a result of an increase in homebuyer incentives and product mix.
Land and other revenues totaled $8 million and $12 million for the three months and six months ended June 30, 2007, compared with $39 million and $60 million for the three months and six months ended June 30, 2006. The decrease was primarily the result of 310 fewer lots sold during the three months ended June 30, 2007 when compared to the same period in 2006. The gross margin on land and other revenues totaled $6 million and $7 million for the three months and six months ended June 30, 2007, respectively, compared with $21 million and $35 million for the same periods in 2006.

Our land revenues may vary significantly from period to period due to the timing and nature of land sales as they generally occur on an opportunistic basis and additionally such revenues are also affected by local market conditions.
Northern California: Housing revenue was $30 million and $40 million for the three months and six months ended June 30, 2007, respectively, an increase of $3 million and $5 million when compared to the same periods in 2006. The increase in revenue was primarily attributable to an increase in homes closed. The gross margin on housing revenue for the three months ended June 30, 2007 was $6 million or 19% compared with $6 million or 25% for the same period in 2006. The gross margin on housing revenue for the six months ended June 30, 2007 was $7 million or 18% compared with $8 million or 25% for the same period in 2006. The decrease in the gross margin percentage was a result of an increase in homebuyer incentives and product mix.
Southland / Los Angeles: Housing revenue was $53 million and $105 million for the three months and six months ended June 30, 2007, respectively, a decrease of $11 million and an increase of $27 million when compared to the three months and six months ended June 30, 2006. The decrease when comparing the three months ended June 30, 2007 and 2006 was primarily due to a decrease in homes closed and a decrease in our average selling price. The gross margin on housing revenue for the three months ended June 30, 2007 was $9 million or 18% compared with $14 million or 22% for the same period in 2006. The gross margin on housing revenue for the six months ended June 30, 2007 was $20 million or 19% compared with $17 million or 22% for the same period in 2006.
San Diego / Riverside: Housing revenue was $35 million and $50 million for the three months and six months ended June 30, 2007, respectively, a decrease of $11 million and $26 million when compared to the three months and six months ended June 30, 2006. The decrease was primarily due to a decrease in homes closed. The gross margin on housing revenue for the three months ended June 30, 2007 was $7 million or 21% compared with $16 million or 33% for the same period in 2006. The gross margin on housing revenue for the six months ended June 30, 2007 was $11 million or 23% compared with $26 million or 34% for the same period in 2006.
Washington D.C. Area: Housing revenue was $35 million and $53 million for the three months and six months ended June 30, 2007, respectively, a decrease of $13 million and $57 million when compared to the three months and six months ended June 30, 2006. The decrease was primarily attributable to a decrease in homes closed. The gross margin on housing revenue for the three months ended June 30, 2007 was $4 million or 12% compared with $14 million or 28% for the same period in 2006. The gross margin on housing revenue for the six months ended June 30, 2007 was $7 million or 14% compared with $35 million or 31% for the same period in 2006. The decrease in the gross margin percentage was a result of an increase in homebuyer incentives and product mix.
Other Income and Expenses:
Equity in earnings from housing and land joint venture was nil for the three months and six months ended June 30, 2007, a decrease of $1 million and $2 million when compared to the same period in 2006. During the three months ended June 30, 2007, an impairment charge of $41.7 million was recognized in one of our joint ventures. In calculating our share of the joint venture net loss, we did not require an impairment charge as our carrying value in this joint venture is below our proportionate share of the underlying net assets.
Selling, general and administrative expenses were $18 million and $34 million for the three months and six months ended June 30, 2007, respectively, compared with $2 million and $21 million for the same periods in 2006. Included in selling, general and administrative expense was net stock compensation expense of $1 million and income of $15 million for the three months ended June 30, 2007 and 2006, respectively.
Sales Activity:
Inventories of resale and new homes for the sale are at historic highs and homebuyer confidence has been weak. We had lower than anticipated sales in the months of May and June, resulting in a decrease in net new orders for the three months ended June 30, 2007 to 212 units from 252 units for the same periods in 2006. We are now targeting between 1,000 and 1,100 home closings for 2007. This is approximately a 12% decline from our January, 2007 home closings estimate.
Liquidity and Capital Resources
Financial Position
Our total assets as of June 30, 2007 were $1,386 million, a decrease of $15 million compared to December 31, 2006. The decrease is due primarily to decreases in cash and cash equivalents and deferred taxes, partially offset by an increase in housing and land inventory.

Our total debt as of June 30, 2007 was $655 million, an increase of $37 million compared to December 31, 2006. Total debt as of June 30, 2007 consisted mainly of project specific financings, which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major project specific lenders are Bank of America, Housing Capital Corporation, Wells Fargo and Union Bank of California. Other debt includes loans outstanding relating to mortgages we originated that are repaid when the underlying mortgages are sold to permanent lenders, a promissory note due to a subsidiary of our largest stockholder, Brookfield Asset Management Inc., and project specific financings related to our other operations. As of June 30, 2007, the average interest rate on our debt was 7.8% per year, with maturities as follows:

	Maturities
($ millions)	2007	2008	2009	Post 2009	Total

Northern California	$—	$100	$58	$—	$158
Southland / Los Angeles	19	32	26	—	77
San Diego / Riverside	36	112	68	8	224
Washington D.C. Area	74	40	34	—	148
Other	3	40	5	—	48

Total	$132	$324	$191	$8	$655

Cash Flow
Our principal uses of working capital include purchases of land, land development and home construction. Cash flows for each of our communities depend upon the applicable stage of the development cycle and can differ substantially from reported earnings. Early stages of development require significant cash outlays for land acquisitions, site approvals and entitlements, construction of model homes, roads, certain utilities and other amenities and general landscaping. Because these costs are capitalized, income reported for financial statement purposes during such early stages may significantly exceed cash flow. Later, cash flow can significantly exceed earnings reported for financial statement purposes, as cost of sales include charges for substantial amounts of previously expended costs. A summary of lots owned and their stage of development at June 30, 2007 compared with the same period in 2006 follows:

	2007	2006
Housing units and model homes	958	1,048
Lots ready for house construction	1,966	993
Graded lots and lots commenced grading	1,658	2,919
Undeveloped land	8,352	7,506

	12,934	12,466

Cash used in our operating activities during the six months ended June 30, 2007 was $99 million, compared with $48 million for the same period in 2006. We normally invest capital in the first half of a year as we build out our backlog of homes and we reduced our accounts payable and other.
Cash used in our investing activities in joint ventures for the six months ended June 30, 2007 was $17 million, compared with $12 million for the same period in 2006.
Cash provided by our financing activities for the six months ended June 30, 2007 was $33 million, compared with cash used of $63 million for the same period in 2006.
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
We generally fund the development of our communities through the use of project specific financings. As of June 30, 2007, we had available project specific debt lines of $241 million that were available to complete land development and construction activities.
A total of $456 million of our project specific and other financings mature prior to the end of 2008. The high level of maturities in 2007 and 2008 is due to our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate sufficient cash flow from our assets in 2007 and 2008 to repay these obligations. Our net debt to total capitalization ratio as of June 30, 2007, which is defined as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 56% compared to 53% at December 31, 2006. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2006 entitled “Risk Factors — Our Debt and Leverage Could Adversely Affect our Financial Condition.”
Our project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of our company, to maintain a tangible net worth of at least $250 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth ratio of no greater than 2.50 to 1. Our revolving credit facility with Brookfield Asset Management Inc. requires us to maintain minimum stockholders’ equity of $200 million and a consolidated net debt to book capitalization ratio of no greater than 70%. As of June 30, 2007, we have the capacity to fully draw our available project specific debt lines of $241 million.
Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control the land for an extended period of time, until options expire and/or we are ready to develop the land to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of June 30, 2007, we had $112 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options is $716 million. Pursuant to FIN 46R, as described in Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q, we have consolidated $71 million of these option contracts.
Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q for additional information about our lot options.
We also control 4,282 lots through joint ventures. As of June 30, 2007, our investment in housing and land joint ventures was $107 million. We have provided varying levels of guarantees of debt in our joint ventures. As of June 30, 2007, we had recourse guarantees of $16 million and limited maintenance guarantees of $102 million with respect to debt in our joint ventures.
We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of June 30, 2007, we had for these purposes $23 million in letters of credit outstanding and $247 million in performance bonds. The costs to complete related to our letters of credit and performance bonds are $15 million and $115 million, respectively. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:
•	targeted home closings and the timing therof;

•	strategies for shareholder value creation;

•	cash flow generation and our ability to repay our debt obligations;

•	the visibility on our future cash flow and earnings;

•	the effect of interest rate changes on our cash flows;
•	the effect on our business of existing lawsuits; and
•	whether or not our letters of credit or performance bonds will be drawn upon.
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
Interest Rates
We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition, we have interest rate swap contracts which effectively fix $235 million of our variable rate debt at an average rate of 6.63% per annum. Based on our net debt levels as of June 30, 2007, a 1% change up or down in interest rates would have either a negative or positive effect of approximately $4 million on our cash flows.
Our interest rate swaps are not designed as hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. We are exposed to market share risk associated with changes in the fair values of the swaps, and such changes must be reflected in our income statements. As of June 30, 2007, the fair value of the interest rate swaps totaled $6 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of the end of our fiscal quarter ended June 30, 2007, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a — 15(e) and 15d — 15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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
There was no change in our internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors approved a share repurchase program that allows us to repurchase in aggregate up to $144 million of our outstanding common shares, of which the remaining amount approved for repurchase at June 30, 2007 was approximately $49 million. Since the initial approval of the program in February 2003, the following annual share repurchases have been made under the program: 2003 — 1,192,749 shares at an average price of $18.19; 2004 — 76,400 shares at an average price of $25.39; 2005 — 707,500 shares at an average price of $47.81; 2006 — 964,200 shares at an average price of $39.30. Separately, during the fourth quarter of 2005 we repurchased 3,000,000 of our shares through a fixed price tender offer at a purchase price of $55.00 per share.
During the three months ended June 30, 2007, we did not repurchase any shares of our common stock:

				Maximum
			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of Publicly	May Yet be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs
April 1, 2007 — April 30, 2007	—	—	—	$48,750,330
May 1 2007 — May 31, 2007	—	—	—	$48,750,330
June 1, 2007 — June 30, 2007	—	—	—	$48,750,330

Total	—	—	—	$48,750,330

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
Our 2007 Annual Meeting of Stockholders was held on May 4, 2007. The following proposals were submitted to and approved by security holders at the Annual Meeting. All numbers reported are shares of our common stock.
1. The election of nine directors to hold office in accordance with our By-laws until the 2008 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

Nominee	For	Withheld Authority
Ian G. Cockwell	24,155,057	8,835
Joan H. Fallon	24,155,117	8,775
Robert A. Ferchat	24,154,095	9,797
J. Bruce Flatt	24,147,586	16,306
Bruce T. Lehman	24,144,727	19,165
Alan Norris	24,147,646	16,246
David M. Sherman	24,154,235	9,657
Robert L. Stelzl	24,155,127	8,765
Michael D. Young	24,155,117	8,775
2. The ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the 2007 fiscal year.

For	Against	Abstain

24,160,793	2,550	549
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits.

31.1	Rule 13a — 14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.

31.2	Rule 13a — 14(a) certification by Paul G. Kerrigan, Executive Vice President and Chief Financial Officer.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August, 2007.

BROOKFIELD HOMES CORPORATION
By:	/s/ PAUL G. KERRIGAN
Paul G. Kerrigan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a — 14(a) certification by Ian G. Cockwell, President and Chief Executive Officer

31.2	Rule 13a — 14(a) certification by Paul G. Kerrigan, Executive Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350