Form 10-Q
period 2007-09-30
BROOKFIELD HOMES CORP
filed 2007-11-09
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐     No ☑
As of November 1, 2007, the registrant had outstanding 26,628,207 shares of its common stock, $0.01 par value per share.

INDEX
BROOKFIELD HOMES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		September 30,	December 31,
	Note	2007	2006
Assets

Housing and land inventory	2	$1,108,258	$1,075,192
Investments in housing and land joint ventures	3	108,112	90,325
Consolidated land inventory not owned	2	71,090	59,381
Receivables and other assets		36,514	37,031
Cash and cash equivalents		1,164	86,809
Deferred income taxes	6	57,057	52,715

		$1,382,195	$1,401,453

Liabilities and Equity

Project specific and other financings		$690,568	$617,931
Accounts payable and other liabilities	4	178,988	320,061
Minority interest		104,101	92,055
Preferred stock — 10,000,000 shares authorized, no shares issued		—	—
Common stock — 65,000,000 shares authorized, 32,073,781 shares issued (December 31, 2006 — 32,073,781 shares issued)		321	321
Additional paid-in-capital		146,060	146,730
Treasury stock, at cost — 5,445,574 shares (December 31, 2006 — 5,519,275 shares)		(245,287)	(248,606)
Retained earnings		507,444	472,961

		$1,382,195	$1,401,453

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		(Unaudited)		(Unaudited)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Revenue	Note	2007	2006	2007	2006

Housing		$117,405	$160,025	$376,077	$475,530
Land		3,359	15,520	9,598	67,368

		120,764	175,545	385,675	542,898
Direct Cost of Sales	2	(133,911)	(125,322)	(349,554)	(375,507)

		(13,147)	50,223	36,121	167,391
Equity in earnings / (loss) from housing and land joint ventures	3	(6,727)	11,204	(6,347)	12,874
Other (expense) / income		(5,519)	(254)	174	7,753
Selling, general and administrative expense		(16,007)	(12,699)	(50,037)	(33,771)
Minority interest		3,691	(3,737)	2,763	(9,141)

Net Income / (Loss) Before Taxes		(37,709)	44,737	(17,326)	145,106
Income tax recovery / (expense)	6	39,328	(17,134)	57,135	(55,575)

Net Income		$1,619	$27,603	$39,809	$89,531

Earnings Per Share
Basic	5	$0.06	$1.04	$1.50	$3.32
Diluted	5	$0.06	$1.03	$1.48	$3.27
Weighted Average Common Shares Outstanding
(in thousands)
Basic	5	26,628	26,572	26,623	26,981
Diluted	5	26,816	26,898	26,865	27,368
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Nine Months Ended
	September 30,
	2007	2006

Common Stock	$321	$321

Additional Paid-in Capital
Opening balance	146,730	146,249
Stock option exercises	(670)	481

Ending balance	146,060	146,730

Treasury Stock
Opening balance	(248,606)	(217,182)
Share repurchases	—	(37,922)
Stock option exercises	3,319	6,498

Ending balance	(245,287)	(248,606)

Retained Earnings
Opening balance	472,961	335,261
Net income	39,809	89,531
Dividends	(5,326)	(5,343)

Ending balance	507,444	419,449

Total stockholders’ equity	$408,538	$317,894

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cash Flows From / (used in) Operating Activities
Net income	$1,619	$27,603	$39,809	$89,531
Adjustments to reconcile net income to net cash used in operating activities:
Distributed / (undistributed) income from housing and land joint ventures	11	(10,977)	277	(9,987)
Minority interest	(3,691)	3,737	(2,763)	9,141
Deferred income taxes	(10,798)	898	(4,342)	4,676
Impairments and write-offs of option deposits	34,413	—	34,413	—
Impairments from housing and land joint ventures	7,135	—	7,135	—
Other changes in operating assets and liabilities:
Decrease in receivables and other assets	1,529	5,130	517	57,904
Increase in housing and land inventory	(22,685)	(46,852)	(73,232)	(138,478)
(Decrease)/increase in accounts payable and other	(38,909)	1,339	(132,408)	(79,808)

Net cash used in operating activities	(31,376)	(19,122)	(130,594)	(67,021)

Cash Flows From / (used in) Investing Activities
Investments in housing and land joint ventures	(12,006)	(30,424)	(33,063)	(49,515)
Recovery from housing and land joint ventures	4,185	3,088	7,864	9,718

Net cash used in investing activities	(7,821)	(27,336)	(25,199)	(39,797)

Cash Flows From / (used in) Financing Activities
Net (repayments)/borrowings under revolving project specific and other financings	35,106	(15,486)	72,637	(25,692)
Distributions to minority interest	—	(510)	(1,750)	(14,627)
Contributions from minority interest	1,537	1,359	4,503	4,248
Repurchase of common shares	—	(1,251)	—	(37,922)
Exercise of stock options	11	—	84	164
Dividends paid in cash	—	—	(5,326)	(5,343)

Net cash provided by / (used in) financing activities	36,654	(15,888)	70,148	(79,172)

Decrease in cash and cash equivalents	(2,543)	(62,346)	(85,645)	(185,990)
Cash and cash equivalents at beginning of period	3,707	74,767	86,809	198,411

Cash and cash equivalents at end of period	$1,164	$12,421	$1,164	$12,421

Supplemental Cash Flow Information

Interest paid	$16,386	$15,531	$48,531	$40,628

Income taxes paid	$—	$13,375	$22,154	$52,185
Non-cash increase / (decrease) in consolidated land inventory not owned	$139	$531	$5,956	$(6,726)
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
The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of income for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
(b) Recent Accounting Pronouncements
In February 2007, the United States Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows companies to choose to measure certain financial instruments and other items at fair value. Companies electing the fair value option are required to report subsequent changes in fair value in earnings. This Statement is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008). The Company is currently reviewing the impact of SFAS 159 on its consolidated financial statements.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008), and interim periods within those fiscal years. The Company is currently reviewing the impact of SFAS 157 on its consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
being sustained. The Company adopted the provisions of FIN 48 on January 1, 2007. See Note 6 “Income Taxes,” for further discussions.
(c) Reclassification
Certain prior period amounts in the consolidated balance sheet and consolidated statements of income have been reclassified to conform with the September 30, 2007 presentation. Specifically, Accounts payable and other liabilities now includes deferred compensation which had previously been shown as a component of project specific and other financings, and Other (expense) / income is shown separately which had previously been shown as a component of Land and other revenues.
Note 2. Housing and Land Inventory
Housing and land inventory includes homes completed and under construction and lots ready for construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	September 30,	December 31,
	2007	2006

Housing inventory	$540,624	$571,352
Model homes	51,111	42,706
Land and land under development	516,523	461,134

	$1,108,258	$1,075,192

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three months ended September 30, 2007 and 2006, and for the nine months ended September 30, 2007 and 2006, interest incurred and capitalized by the Company was $16.4 million and $15.5 million, $48.5 million and $40.6 million, respectively. Capitalized interest expensed for the same periods was $6.0 million and $4.5 million, $20.9 million and $10.8 million, respectively.
Capitalized costs are expensed as costs of sales on a specific identification basis or on a relative value basis in proportion to anticipated revenue depending on the nature of the cost. Included in direct cost of sales is $96.1 million and $306.5 million of costs related to housing revenue for the three months and nine months ended September 30, 2007 (September 30, 2006 — $118.2 million and $343.5 million, respectively) and $3.4 million and $8.6 million of costs related to land revenues (September 30, 2006 — $7.1 million and $32.0 million, respectively).
In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has reviewed its housing and land assets for recoverability. Recoverability is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. To arrive at this amount, the Company estimates the cash flow for the life of each project. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. Such projections assume current home selling prices, cost estimates and sales rates for short term projects are consistent with recent sales activity. For longer term projects, sales rates for 2007 and 2008 assume recent sales activity and normalized sales rates beyond 2008. If these assets are considered to be impaired, they are then written down to fair value less estimated selling costs. The ultimate fair values for the Company’s housing and land inventory are dependent upon future market and economic conditions. For the three months and nine months ended September 30, 2007, the Company recognized $31.4 million of impairment charges related to 555 finished lots in the Inland Empire of California the Company directly owns and this amount is included in direct cost of sales (September 30, 2006 — nil). In addition, the Company wrote-off $3.0 million primarily related to 875 unentitled optioned lots in the Central Valley of California the Company is no longer pursuing and this amount is included in direct cost of sales (September 30, 2006 — nil). Should the ongoing challenges of the housing market not stabilize in the near future, it is possible further impairment charges will be recognized in future results.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions of such agreements. Under these option agreements, the Company will fund deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be variable interest entities (“VIEs”), it is the primary beneficiary of options for 1,089 lots with an aggregate exercise price of $71.1 million (December 31, 2006 — 1,083 lots with an aggregate exercise price of $59.4 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $46.5 million (December 31, 2006 — $40.5 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.
Housing and land inventory includes non-refundable deposits and other entitlement costs totaling $86.7 million (December 31, 2006 — $76.6 million) in connection with options that are not required to be consolidated under the provisions of FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”. The total exercise price of these options is $584.2 million (December 31, 2006 — $670.3 million) including the non-refundable deposits identified above. The number of lots for which the Company has obtained an option to purchase, excluding those already consolidated, and their respective dates of expiry and their exercise price are as follows:

	Number	Total
	of	Exercise
Year of Expiry	Lots	Price

2007	2,069	$134,400
2008	3,502	98,943
2009	634	69,158
Thereafter	6,468	281,742

	12,673	$584,243

The Company holds agreements for a further 3,862 acres of longer term land, with non-refundable deposits and other entitlement costs of $11.0 million which is included in housing and land inventory that may provide additional lots upon obtaining entitlements with an aggregate exercise price of $249.2 million. However, given that the Company is in the initial stage of land entitlement, the Company has concluded at this time that the level of uncertainty in entitling these properties does not warrant including them in the above totals.
Note 3. Investments in Housing and Land Joint Ventures
The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures is as follows:

	September 30,	December 31,
	2007	2006

Assets
Housing and land inventory	$530,674	$452,359
Other assets	34,415	38,063

	$565,089	$490,422

Liabilities and Equity
Project specific financings	$316,527	$253,529
Accounts payable and other liabilities	29,967	32,319
Investment and advances
Brookfield Homes	108,112	90,325
Others	110,483	114,249

	$565,089	$490,422

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue and Expenses
Revenue	$8,186	$86,326	$47,994	$116,549
Expenses	(6,906)	(46,973)	(87,628)	(73,496)

Net income / (loss)	$1,280	$39,353	$(39,634)	$43,053

Company’s share of net income / (loss)	$(6,727)	$11,204	$(6,347)	$12,874

In reporting the Company’s share of net income, all inter-company profits or losses from housing and land joint ventures are eliminated on lots purchased by the Company.
The net loss for the nine months ended September 30, 2007, results from an impairment charge of $41.7 million recognized in one of the Company’s joint ventures during the second quarter of 2007. In calculating the Company’s share of the joint venture net loss at the end of the second quarter of 2007, the Company did not require an impairment charge as its carrying value in this joint venture was below its proportionate share of the underlying assets in that period. During the third quarter of 2007, in accordance with Accounting Principles Board Opinion No. 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock”, the Company recognized an impairment charge of $7.1 million related to this joint venture as a result of continued deterioration in this project which resulted in the carrying value of the Company’s investment in the joint venture exceeding its estimated fair value.
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
The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At September 30, 2007, the Company had recourse guarantees of $19.2 million (December 31, 2006 — $12.7 million) and limited maintenance guarantees of $114.2 million (December 31, 2006 — $89.4 million) with respect to debt in its joint ventures. As of September 30, 2007, the fair market value of the recourse guarantees was insignificant.
Note 4. Accounts Payable and Other Liabilities
The components of accounts payable and other liabilities included in the Company’s balance sheet are summarized as follows:

	September 30,	December 31,
	2007	2006

Trade payables and cost to complete accruals	$57,490	$70,187
Warranty costs	19,046	19,569
Customer deposits	4,007	4,030
Stock-based compensation	16,058	33,824
Due to minority interest	25,763	31,863
Accrued and deferred compensation	48,540	89,636
Income tax liabilities and other	8,084	70,952

	$178,988	$320,061

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 5. Earnings Per Share
Basic and diluted earnings per share for the three months and nine months ended September 30, 2007 and 2006 were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:

Net income	$1,619	$27,603	$39,809	$89,531

Denominator:
Basic average shares outstanding	26,628	26,572	26,623	26,981
Net effect of stock options assumed to be exercised	188	326	242	387

Diluted average shares outstanding	26,816	26,898	26,865	27,368

Basic earnings per share	$0.06	$1.04	$1.50	$3.32

Diluted earnings per share	$0.06	$1.03	$1.48	$3.27

For the three months and nine months ended September 30, 2007 and 2006, outstanding options to purchase 0.6 million shares and 0.3 million shares, respectively, were considered anti-dilutive and were excluded from the computation of diluted earnings per share.
Note 6. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The differences that give rise to the net deferred tax asset are as follows:

	September 30,	December 31,
	2007	2006
Compensation deductible for tax purposes when paid	$22,462	$39,047
Differences relating to properties	25,770	14,013
Other	8,825	(345)

	$57,057	$52,715

Included in income tax liabilities and other is $nil (December 31, 2006 — $51.1 million) related to uncertainties in tax attributes which were recorded at the time of the Spin-off discussed in Note 1(a). On the Spin-off, the Company left the Brookfield Properties consolidated tax group with $115.0 million of net operating losses and other uncertain tax positions.
Effective January 1, 2007, the Company adopted the provisions of FIN 48. There was no impact to the Company’s financial statements as a result of adopting FIN 48.
A reconciliation of unrecognized tax benefits / (liabilities) is as follows:

Balance, January 1, 2007	$(51,480)
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Position settled during the period	51,480

Balance, September 30, 2007	$—

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
During the first quarter of 2007, the Company received an assessment as a result of a review by the taxation authorities of a previously filed tax return. As a result of the assessment, the Company paid additional taxes of $3.0 million, including interest and penalties of $0.9 million and the Company also released $26.5 million of accrued liabilities related primarily to the tax cost of properties in excess of fair value deducted against taxable income in previous years. During the third quarter of 2007, the company released a further $25.0 million of accrued tax liabilities related to uncertain tax positions that became statute-barred in September 2007. The Company’s 2004 federal income tax return is currently being examined by the taxation authorities and federal taxation years 2005 and 2006 remain open for examination.
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
Total compensation costs recognized in income related to the Company’s stock options during the three months and nine months ended September 30, 2007 was income of $2.9 million and $5.3 million, respectively (2006 — income of $1.4 million and $4.8 million, respectively).
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
The significant weighted average assumptions relating to the valuation of the Company’s stock options for the three months and nine months ended September 30, 2007 were as follows:

2007
Dividend yield	0.00% — 5.18%
Volatility rate	47%
Risk-free interest rate	3.8% — 4.4%
Expected option life (years)	1.0 — 7.0

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The following table sets out the number of common shares that employees of the Company may acquire under options granted under the Company’s stock option plan:

	September 30, 2007
		Weighted
		Average per
		Share Exercise
	Shares	Price
Outstanding, January 1, 2007	678,051	$21.02
Granted	260,000	$36.41
Exercised	(120,526)	$1.00
Cancelled	—	—

Outstanding, September 30, 2007	817,525	$28.86

Options exercisable at September 30, 2007	183,600	$25.00

The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 was $12.17 per option compared to $15.17 per option during the nine months ended September 30, 2006. The intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $3.9 million and $6.8 million, respectively. Shares were issued out of treasury stock for options exercised during the period except those where the cash feature was utilized. At September 30, 2007, the aggregate intrinsic value of options currently exercisable is $0.8 million and the aggregate intrinsic value of options outstanding is $3.3 million.
Deferred Share Unit Plan
The Company has adopted a Deferred Share Unit Plan (“DSUP”) under which certain of its executive officers, and directors may, at their option, receive all or a portion of their annual bonus awards or retainers, respectively, in the form of deferred share units. As of September 30, 2007, the Company had granted 615,631 units under the DSUP, all of which were outstanding at September 30, 2007, and of which 442,853 units are currently vested and 172,778 vest over the next five years.
In addition, the Company has adopted a Senior Operating Management Deferred Share Unit Plan, (“MDSUP”) under which certain senior operating management employees receive a portion of their annual compensation in the form of deferred share units. As of September 30, 2007, the Company had granted 70,021 units under the MDSUP, all of which were outstanding at September 30, 2007.
Total compensation costs recognized in income in connection with the DSUP and MDSUP for the three months and nine months ended September 30, 2007 were income of $6.7 million and $11.1 million, respectively (2006 — $2.2 million and $9.5 million).
Note 8. Commitments, Contingent Liabilities and Other
(a) The Company is party to various legal actions arising in the ordinary course of business. Management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.
(b) During 2006, the Company entered into an unsecured revolving credit facility that was amended in March, 2007 and October 2007 with a subsidiary of Brookfield Asset Management Inc., the Company’s largest stockholder. The facility was originally for an aggregate principal amount of $50 million and has been increased to an amount not to exceed $150 million. Included in project specific and other financings is $70.0 million related to this facility. The interest rate on this facility is LIBOR plus 2.50% per annum and the facility matures in March 2009. During the nine months ended September 30, 2007, interest of $3.2 million was incurred related to this facility (2006 — $0.2 million).

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
(c) When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the State where the Company conducts business which range up to ten years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the nine months ended September 30, 2007 and 2006:

	2007	2006
Balance, January 1	$19,569	$17,743
Payments and other adjustments made during the period	(4,148)	(2,450)
Warranties issued during the period	3,625	3,606

Balance, September 30	$19,046	$18,899

(d) From time to time, the Company enters into interest rate swap contracts. As at September 30, 2007, the Company had six interest rate swap contracts outstanding which effectively fixed $235.0 million of the Company’s variable rate debt at an average rate of 6.63% per annum. The contracts expire between 2009 and 2017. At September 30, 2007, the fair market value of the contracts was $0.3 million (December 31, 2006 — $2.2 million) and was included in Receivables and other assets. Expense of $5.7 million and $1.9 million was recognized during the three months ended and nine months ended September 30, 2007, respectively (2006 — expense of $2.1 million and income of $0.2 million, respectively) and was included in other (expense) / income. All interest rate swaps are recorded at fair market value because hedge accounting has not been applied.
(e) During the third quarter of 2006, the Company entered into an equity swap transaction maturing in July 2007 at an average cost per share of $26.72, which effectively fixed the stock compensation liability on 620,000 shares. During the second quarter of 2007, the Company amended the equity swap transaction. The revised equity swap matures July 2008 at an average cost of $28.41 per share, and effectively fixes the stock compensation liability on 1,003,302 shares which is included in Accounts payable and other Liabilities. During the third quarter of 2007, the notional amount of the equity swap was amended to an average cost of $21.16 per share on 1,010,200 shares. At September 30, 2007, the fair market value of the equity swap was a liability of $3.3 million (December 31, 2006 — asset of $6.5 million) and was included in Accounts payable and other liabilities. An expense of $10.4 million and $16.9 million was recognized during the three months and nine months ended September 30, 2007, respectively (2006 — income of $0.9 million and $0.9 million, respectively) and was included in selling, general and administrative expense. The equity swap is recorded at fair market value because hedge accounting has not been applied.
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

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues
Northern California	$24,023	$38,142	$64,043	$73,404
Southland / Los Angeles	27,536	53,977	132,407	159,425
San Diego / Riverside	20,224	26,963	70,064	121,117
Washington, D.C. Area	48,231	46,964	107,526	164,149
Corporate and Other	750	9,499	11,635	24,803

Total Revenues	$120,764	$175,545	$385,675	$542,898

Segment Operating Income / (Loss)(1)
Northern California	$(1,532)	$18,092	$566	$22,229
Southland / Los Angeles	(5,410)	7,925	6,611	33,719
San Diego / Riverside	(27,980)	10,346	(21,362)	42,113
Washington, D.C. Area	2,380	8,400	3,566	35,321
Corporate and Other	(8,858)	3,711	(9,470)	20,865

Total Operating Income / (Loss)	(41,400)	48,474	(20,089)	154,247
Minority Interest	3,691	(3,737)	2,763	(9,141)

Net Income / (Loss) before Taxes	$(37,709)	$44,737	$(17,326)	$145,106

(1)	Includes impairments and option deposits write-offs of $3.0 million in Northern California, $7.1 million in Southland / Los Angeles, and $31.4 million in San Diego / Riverside.

	September 30,	December 31,
	2007	2006
Housing and Land Assets (1)
Northern California	$328,405	$302,424
Southland / Los Angeles	195,773	203,829
San Diego / Riverside	386,111	376,717
Washington, D.C. Area	329,482	293,117
Corporate and Other	47,689	48,811

	$1,287,460	$1,224,898

(1)	Consists of housing and land inventory, investments in housing and land joint ventures and consolidated land inventory not owned.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The following tables set forth additional financial information relating to the Company’s reportable operating segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Equity in earnings/(loss) from Housing and Land Joint Ventures:
Northern California	$—	$10,500	$—	$10,500
Southland / Los Angeles	(7,135)	—	(7,135)	(52)
San Diego / Riverside	—	—	—	—
Washington, D.C. Area	419	704	410	2,426
Corporate and Other	(11)	—	378	—

Total	$(6,727)	$11,204	$(6,347)	$12,874

	September	December
	30, 2007	31, 2006
Investments in Housing and Land Joint Ventures
Northern California	$7,717	$6,791
Southland / Los Angeles	413	6,872
San Diego / Riverside	42,863	32,536
Washington, D.C. Area	50,176	36,256
Corporate and Other	6,943	7,870

Total	$108,112	$90,325

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
Outlook
During the first nine months of 2007, we continued to experience challenging housing market conditions. These conditions continued into the month of October 2007 as a result of historically high levels of inventory for resale and new homes and housing demand that has been negatively impacted in recent months as a result of tightening lending standards arising from issues in the sub-prime mortgage market. As a result, homebuyer confidence remains weak and it is expected this weakness will continue until a balance of supply and demand is achieved in the market.
Overview
We design, construct and market single-family and multi-family homes primarily to move-up and luxury homebuyers and develop land for sale to other homebuilders.
We operate in the following geographic regions which are presented as our reportable segments: Northern California (San Francisco Bay Area and Sacramento), Southland / Los Angeles, San Diego / Riverside and Washington, D.C. Area. Our other operations that do not meet the quantitative thresholds for separate segment disclosure are included in “Corporate and Other.”
Our goal is to maximize the total return on our common stockholders’ equity over the long term. We plan to achieve this by actively managing our assets and creating value on the lots we own or control. Since going public in 2003, we have limited the capital placed at risk, and have returned, through share buybacks and dividends, $573 million to shareholders, or in excess of $20 per share. At current share prices, this equates to a compounded annual return on stockholders’ equity of approximately 37%.
The 26,498 lots that we control, 12,736 of which we own directly or through joint ventures, provide a strong foundation for our future homebuilding business and visibility on our future cash flow. We believe we add value to the lots we control through entitlements, development and the construction of homes. In allocating capital to our operations we generally limit our risk on unentitled land by optioning such land positions in all our markets thereby mitigating our capital at risk. Option contracts for the purchase of land permit us to control lots for an extended period of time. We have controlled our 26,498 lots since the following specified years:

				Total
Year	% of Lots	Owned	Optioned	Controlled Lots
Pre-2003	32%	4,380	4,153	8,533
2003	34%	3,705	5,237	8,942
2004	20%	2,788	2,492	5,280
2005	11%	1,071	1,807	2,878
2006	2%	542	73	615
2007	1%	250	—	250

	100%	12,736	13,762	26,498

Homebuilding is our primary source of revenue and has represented approximately 90% of our total revenue since 2002. Our operations are generally positioned to allow us to close up to 2,000 homes annually. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price for the nine months ended September 30, 2007 of $670,000 was well in excess of the national average sales price. We also sell serviced and unserviced lots to other homebuilders generally on an opportunistic basis where we can redeploy capital to an asset providing higher returns or reduce risk, in a market. The number of lots we sell may vary significantly period to period due to the timing and nature of such sales and additionally such sales are also affected by local market conditions.
In addition to our housing and land inventory and investments in housing and land joint ventures, which together comprised 93% of our total assets as of September 30, 2007, we had $1 million in cash and cash equivalents and $94 million in other assets. Other assets consist of homebuyer receivables of $10 million, deferred income taxes of $57 million, and mortgages and other receivables of $30 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three months and nine months ended September 30, 2007 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2006.
Results of Operations

	Three Months Ended		Nine Months Ended
Selected Financial Information (Unaudited)	September 30,		September 30,
($US millions)	2007	2006	2007	2006
Revenue:
Housing	$117	$160	$376	$475
Land and other revenues	4	15	10	67

Total revenues	121	175	386	542
Direct cost of sales	(134)	(125)	(350)	(375)

Gross margin / (loss)	(13)	50	36	167
Equity in earnings from housing and land joint ventures	(6)	11	(6)	13
Other (expense) / income	(6)	1	—	9
Selling, general and administrative expense	(16)	(14)	(50)	(35)

Operating income	(41)	48	(20)	154
Minority interest	4	(3)	3	(9)

Net income before taxes	(37)	45	(17)	145
Income tax expense	39	(17)	57	(55)

Net income	$2	$28	$40	$90

Segment Information

Housing revenue ($US millions):
Northern California	$24	$29	$64	$64
Southland / Los Angeles	27	54	132	132
San Diego / Riverside	20	24	70	100
Washington D.C. Area	45	44	98	154
Corporate and Other	1	9	12	25

Total	$117	$160	$376	$475

Land and Other revenues ($US millions):
Northern California	$—	$9	$—	$9
Southland / Los Angeles	—	—	—	27
San Diego / Riverside	—	3	—	21
Washington D.C. Area	4	3	10	10
Corporate and Other	—	—	—	—

Total	$4	$15	$10	$67

Gross Margin / (Loss) ($US millions):
Northern California	$1	$10	$8	$18
Southland / Los Angeles	5	11	25	44
San Diego / Riverside	(25)	13	(14)	50
Washington D.C. Area	6	12	15	46
Corporate and Other	—	4	2	9

Total	$(13)	$50	$36	$167

Home closings (units):
Northern California	26	29	69	59
Southland / Los Angeles	35	71	177	168
San Diego / Riverside	34	43	118	162
Washington D.C. Area	81	72	183	258
Corporate and Other	1	13	14	35

Total	177	228	561	682

	Three Months Ended		Nine Months Ended
Selected Financial Information (Unaudited)	September 30,		September 30,
($US millions)	2007	2006	2007	2006
Average selling price ($US):
Northern California	$924,000	$999,000	$928,000	$1,089,000
Southland / Los Angeles	787,000	760,000	748,000	787,000
San Diego / Riverside	595,000	555,000	594,000	618,000
Washington D.C. Area	554,000	607,000	535,000	597,000
Corporate and Other	750,000	731,000	831,000	709,000

Average	$663,000	$702,000	$670,000	$697,000

Net new orders (units): (1)
Northern California	39	36	102	81
Southland / Los Angeles	25	84	159	268
San Diego / Riverside	18	77	107	171
Washington D.C. Area	33	48	220	193
Corporate and Other	4	16	14	30

Total	119	261	602	743

Backlog (units at end of period): (2)
Northern California	50	34
Southland / Los Angeles	82	205
San Diego / Riverside	24	91
Washington D.C. Area	112	131
Corporate and other	20	55

Total	288	516

Lots controlled (units at end of period):
Lots owned:
Northern California	1,326	1,290
Southland / Los Angeles	1,358	946
San Diego / Riverside	6,096	6,603
Washington D.C. Area	3,814	3,433
Corporate and Other	142	151

	12,736	12,423
Lots under option	13,762	16,825

Total	26,498	29,248

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations, excluding joint ventures.

(2)	Backlog represents the number of new homes subject to pending sales contracts, excluding joint ventures.
Three Months and Nine Months Ended September 30, 2007 Compared with Three Months and Nine Months Ended September 30, 2006
Net Income
Net income was $2 million and $40 million for the three months and nine months ended September 30, 2007, a decrease of $26 million and $50 million, respectively, when compared to the same periods in 2006. The decrease in net income for the three months ended September 30, 2007 was primarily due to impairments charges and write-downs on our housing and land assets after minority interest and taxes of $23 million compared to nil for the same period in 2006 and lower home and lot sales and reduced margins as a result of continued housing market challenges. These decreases were partially offset by a reversal of an uncertain tax position provision in the amount of $25 million.
Results of Operations
Company-wide: Housing revenue was $117 million and $376 million for the three months and nine months ended September 30, 2007, a decrease of $43 million and $99 million, respectively, when compared to the same periods in 2006. The decrease in housing revenue was a result of 51 and 121 fewer homes closed during the three months and nine months ended September 30, 2007 when compared to the same periods in 2006. Excluding impairments of $31 million for the three months ended September 30, 2007, the gross margin on housing revenue was $21 million or 18% compared with $42 million or 26% for the same period in 2006. Excluding impairments of $31 million for the nine months ended September 30, 2007, the gross margin on housing revenue for the nine months ended September 30, 2007 was $70 million or 19% compared with $132 million or 28% for the same period in 2006. The decrease in the gross margin percentage was a result of either reduced prices or an increase in homebuyer incentives and product mix.

Land revenue totaled $4 million and $10 million for the three months and nine months ended September 30, 2007, compared with $15 million and $67 million for the three months and nine months ended September 30, 2006. The decrease was primarily the result of fewer lots sold during the three months ended September 30, 2007 when compared to the same period in 2006. Excluding impairments of $3 million for the three months and nine months ended September 30, 2007, the gross margin on land revenue totaled nil, compared with $8 million and $35 million, respectively for the same periods in 2006. Our land revenues and margins may vary significantly from period to period due to the timing and nature of land sales as they generally occur on an opportunistic basis and additionally such revenues are also affected by local market conditions.
During the three months and nine months ended September 30, 2007 we recognized impairment charges and write-downs on our housing and land inventory of $34 million compared to nil for the same period in 2006. The impairment charges and write-downs recognized on our housing and land inventory related to 555 finished lots located in the Inland Empire of California and 875 optioned lots in the Central Valley of California. The Inland Empire and Central Valley of California are two markets that have experienced difficult market conditions in 2007, in particular, as a result of recent tightening of lending standards in the mortgage market.
Northern California: Housing revenue was $24 million and $64 million for the three months and nine months ended September 30, 2007, respectively, a decrease of $5 million and nil when compared to the same periods in 2006. The decrease in revenue when comparing the three months ended September 30, 2007 and 2006 was primarily attributable to a decrease in homes closed. The gross margin on housing revenue for the three months ended September 30, 2007 was $4 million or 17% compared with $4 million or 13% for the same period in 2006. The gross margin on housing revenue for the nine months ended September 30, 2007 was $11 million or 18% compared with $12 million or 20% for the same period in 2006. The decrease in the gross margin percentage was a result of either reduced selling prices or increases in homebuyer incentives and product mix. During the three months and nine months ended September 30, 2007, there were $3 million of option write-offs compared to nil in the same periods in 2006.
Southland / Los Angeles: Housing revenue was $27 million and $132 million for the three months and nine months ended September 30, 2007, respectively, a decrease of $27 million and nil when compared to the three months and nine months ended September 30, 2006. The decrease when comparing the three months ended September 30, 2007 and 2006 was primarily due to a decrease in homes closed. The gross margin on housing revenue for the three months ended September 30, 2007 was $5 million or 18% compared with $11 million or 21% for the same period in 2006. The gross margin on housing revenue for the nine months ended September 30, 2007 was $25 million or 19% compared with $28 million or 21% for the same period in 2006.
San Diego / Riverside: Housing revenue was $20 million and $70 million for the three months and nine months ended September 30, 2007, respectively, a decrease of $4 million and $30 million when compared to the three months and nine months ended September 30, 2006. The decrease was primarily due to a decrease in homes closed. Excluding impairments of $31 million for the three months ended September 30, 2007, the gross margin on housing revenue was $6 million or 29% compared with $11 million or 45% for the same period in 2006. Excluding impairments of $31 million for the nine months ended September 30, 2007, the gross margin on housing revenue for the nine months ended September 30, 2007 was $17 million or 25% compared with $37 million or 36% for the same period in 2006. The decrease in the gross margin percentage was a result of either reduced selling prices or increases in homebuyer incentives and product mix.
Washington D.C. Area: Housing revenue was $45 million and $98 million for the three months and nine months ended September 30, 2007, respectively, an increase of $1 million and a decrease of $56 million when compared to the three months and nine months ended September 30, 2006. The increase when comparing the three months ended September 30, 2007 and 2006 was primarily attributable to an increase in homes closed. The gross margin on housing revenue for the three months ended September 30, 2007 was $6 million or 14 % compared with $12 million or 27% for the same period in 2006. The gross margin on housing revenue for the nine months ended September 30, 2007 was $13 million or 14% compared with $47 million or 30% for the same period in 2006. The decrease in the gross margin percentage was a result of either reduced selling prices or increases in homebuyer incentives and product mix.
Other Income and Expenses:
Equity in earnings / (loss) from housing and land joint ventures was a loss of $6 million for the three months and nine months ended September 30, 2007, a decrease of $17 million and $19 million when compared to the same periods in 2006. The decrease in the contribution from our joint ventures during the three months and nine months ended September 30, 2007 was primarily a result of an impairment charge of $7 million in one of our joint ventures. The impairment charge was related to 271 improved lots in the Inland Empire of California, a market which has experienced difficult market conditions in 2007.

Selling, general and administrative expenses were $16 million and $50 million for the three months and nine months ended September 30, 2007, respectively, compared with $14 million and $35 million for the same periods in 2006. Included in selling, general and administrative expense was net stock compensation expense of $1 million and income of $4 million for the three months ended September 30, 2007 and 2006, respectively.
Sales Activity:
Net new home orders for the three months ended September 30, 2007 totaled 130 units compared to 264 units for the same period in 2006. As at September 30, 2007, we have closed or in backlog 890 homes. We had lower than anticipated net new orders in the third quarter, and now anticipate approximately 1,000 home closings in 2007. The decline in the third quarter net new orders arose primarily in the Southland and San Diego / Riverside markets where we have fewer active selling communities and the demand was impacted by tighter lending standards.
Liquidity and Capital Resources
Financial Position:
Our total assets as of September 30, 2007 were $1,382 million, a decrease of $19 million compared to December 31, 2006. The decrease is due primarily to a decrease in cash and cash equivalents partially offset by increases in housing and land inventory and deferred taxes.
Our total debt as of September 30, 2007 was $691 million, an increase of $73 million compared to December 31, 2006. Total debt as of September 30, 2007 consisted mainly of project specific financings, which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major project specific lenders are Bank of America, Housing Capital Corporation, Wells Fargo and Union Bank of California. Other debt includes a promissory note due to a subsidiary of our largest stockholder, Brookfield Asset Management Inc., project specific financings related to our other operations and loans outstanding relating to mortgages we originated that are repaid when the underlying mortgages are sold to permanent lenders. As of September 30, 2007, the average interest rate on our debt was 7.5% per year, with maturities as follows:

	Maturities
($ millions)	2007	2008	2009	Post 2009	Total

Northern California	$—	$100	$62	$—	$162
Southland / Los Angeles	5	35	9	26	75
San Diego / Riverside	19	82	120	—	221
Washington D.C. Area	74	38	40	—	152
Other	3	—	70	8	81

Total	$101	$255	$301	$34	$691

Cash Flow:
Our principal uses of working capital include purchases of land, land development and home construction. Cash flows for each of our communities depend upon the applicable stage of the development cycle and can differ substantially from reported earnings. Early stages of development require significant cash outlays for land acquisitions, site approvals and entitlements, construction of model homes, roads, certain utilities and other amenities and general landscaping. Because these costs are capitalized, income reported for financial statement purposes during such early stages may significantly exceed cash flow. Later, cash flow can significantly exceed earnings reported for financial statement purposes, as cost of sales include charges for substantial amounts of previously expended costs. A summary of lots owned and their stage of development at September 30, 2007 compared with the same period in 2006 follows:

	2007	2006
Housing units and model homes	916	1,079
Lots ready for house construction	1,923	978
Graded lots and lots commenced grading	1,548	2,823
Undeveloped land	8,349	7,543

	12,736	12,423

Cash used in our operating activities during the nine months ended September 30, 2007 was $131 million, compared with $67 million for the same period in 2006. The increase in cash used is primarily a result of an investment in housing and land inventory of $73 million and the paydown of accounts payable and liabilities of $81 million after excluding the reversal of $52 million in income tax liabilities. The investment in housing and land inventory includes the acquisition of 405 lots for $15 million and expenditures in strategic market areas of $33 million.
Cash used in our investing activities in joint ventures for the nine months ended September 30, 2007 was $25 million compared with $40 million for the same period in 2006. The cash invested in joint ventures was primarily related to housing and land development activities in the Company’s joint ventures.
Cash provided by our financing activities for the nine months ended September 30, 2007 was $70 million, compared with cash used of $79 million for the same period in 2006.
Deferred Taxes:
Our Company was formed in the course of a reorganization in 2002 by Brookfield Properties of its United States homebuilding operations and was withdrawn from the Brookfield Properties consolidated tax group. The tax provisions that apply in connection with the reorganization, including the departure of a member from a consolidated group, are detailed and complex and are therefore subject to uncertainty. Our accounts payable and other liabilities primarily included $51 million related to the uncertainties in tax attributes which were recorded when we left the Brookfield Properties consolidated tax group with $115 million of net operating losses and other uncertain tax positions. During the first quarter of 2007, the Company reversed accrued liabilities of $26 million related to the tax cost of properties in excess of fair value deducted against taxable income in previous years as a result of receiving a final assessment from income tax authorities in respect of an examination of a prior tax year. During the third quarter of 2007, the Company reversed the remaining accrued liability of $25 million which related to net operating losses deducted against taxable income in previous years as a result of this uncertain tax position becoming statute-barred in September 2007.
Contractual Obligations and Other Commitments
Our contractual obligations and other commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
We generally fund the development of our communities through the use of project specific financings. As of September 30, 2007, we had available project specific debt lines of $190 million that were available to complete land development and construction activities.
A total of $356 million of our project specific and other financings mature prior to the end of 2008. The high level of maturities in 2007 and 2008 is due to our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate sufficient cash flow from our assets in 2007 and 2008 to repay these obligations. Our net debt to total capitalization ratio as of September 30, 2007, which is defined as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 57% compared to 53% at December 31, 2006. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2006 entitled “Risk Factors — Our Debt and Leverage Could Adversely Affect our Financial Condition.”
Our project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of our company, to maintain a tangible net worth of at least $250 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth ratio of no greater than 2.50 to 1. Our revolving credit facility with Brookfield Asset Management Inc. requires us to maintain minimum stockholders’ equity of $300 million and a consolidated net debt to book capitalization ratio of no greater than 70%. As of September 30, 2007, we have the capacity to fully draw our available project specific debt lines of $190 million.
Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control the land for an extended period of time, until options expire and/or we are ready to develop the land to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of September 30, 2007, we had $111 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options is $655 million. Pursuant to FIN 46R, as described in Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q, we have consolidated $71 million of these option contracts.
Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q for additional information about our lot options.

We also control 4,256 lots through joint ventures. As of September 30, 2007, our investment in housing and land joint ventures was $108 million. We have provided varying levels of guarantees of debt in our joint ventures. As of September 30, 2007, we had recourse guarantees of $19 million and limited maintenance guarantees of $114 million with respect to debt in our joint ventures. During the nine months ended September 30, 2007, we have not had any loan re-margin requirements on our debt in our joint ventures.
We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of September 30, 2007, we had for these purposes $22 million in letters of credit outstanding and $233 million in performance bonds. The costs to complete related to our letters of credit and performance bonds are $14 million and $115 million, respectively. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:
•	anticipated home closings and the timing thereof;

•	future housing market conditions;

•	strategies for shareholder value creation;

•	cash flow generation and our ability to repay our debt obligations;

•	the visibility on our future cash flow;

•	the effect of interest rate changes on our cash flows;

•	the effect on our business of existing lawsuits; and

•	whether or not our letters of credit or performance bonds will be drawn upon.
Undue reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:
•	changes in general economic, real estate and other conditions;

•	mortgage rate and availability changes;

•	availability of suitable undeveloped land at acceptable prices;

•	adverse legislation or regulation;

•	ability to obtain necessary permits and approvals for the development of our land;

•	availability of labor or materials or increases in their costs;

•	ability to develop and market our master-planned communities successfully;

•	confidence levels of consumers;

•	ability to raise capital on favorable terms;

•	adverse weather conditions and natural disasters;

•	relations with the residents of our communities;

•	risks associated with increased insurance costs or unavailability of adequate coverage;

•	ability to obtain surety bonds;

•	competitive conditions in the homebuilding industry, including product and pricing pressures; and

•	additional risks and uncertainties, many of which are beyond our control, referred to in our Form 10-K for the year ended December 31, 2006 and our other SEC filings.
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
Interest Rates
We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition, we have interest rate swap contracts which effectively fix $235 million of our variable rate debt at an average rate of 6.63% per annum. Based on our net debt levels as of September 30, 2007, a 1% change up or down in interest rates would have either a negative or positive effect of approximately $5 million on our cash flows.
Our interest rate swaps are not designed as hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. We are exposed to market share risk associated with changes in the fair values of the swaps, and such changes must be reflected in our income statements. As of September 30, 2007, the fair value of the interest rate swaps totaled $0.3 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of the end of our fiscal quarter ended September 30, 2007, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a — 15(e) and 15d — 15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
There was no change in our internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors approved a share repurchase program that allows us to repurchase in aggregate up to $144 million of our outstanding common shares, of which the remaining amount approved for repurchase at September 30, 2007 was approximately $49 million. Since the initial approval of the program in February 2003, the following annual share repurchases have been made under the program: 2003 — 1,192,749 shares at an average price of $18.19; 2004 — 76,400 shares at an average price of $25.39; 2005 — 707,500 shares at an average price of $47.81; and 2006 —

964,200 shares at an average price of $39.30. Separately, during the fourth quarter of 2005 we repurchased 3,000,000 of our shares through a fixed price tender offer at a purchase price of $55.00 per share.
During the three months ended September 30, 2007, we did not repurchase any shares of our common stock:

				Maximum
			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of Publicly	May Yet be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs
July 1, 2007 — July 31, 2007	—	—	—	$48,750,330
August 1, 2007 — August 31, 2007	—	—	—	$48,750,330
September 1, 2007 — September 30, 2007	—	—	—	$48,750,330

Total	—	—	—	$48,750,330

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November, 2007.

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