Form 10-K
period 2007-12-31
BROOKFIELD HOMES CORP
filed 2008-03-04
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission File Number: 001-31524
BROOKFIELD HOMES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	37-1446709 (I.R.S. Employer Identification No.)

8500 Executive Park Avenue Suite 300, Fairfax, Virginia (Address of Principal Executive Offices)	22031 (Zip Code)
(703) 270-1700
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	New York Stock Exchange
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
Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
As of June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $324,154,612 based upon the closing market price on June 30, 2007 of a share of common stock on the New York Stock Exchange.
As of February 29, 2008, the registrant had outstanding 26,663,413 shares of its common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2008 definitive proxy statement, to be filed with the Commission no later than April 29, 2008, are incorporated by reference into Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of Part III of this annual report on Form 10-K.

PART I
Item 1. Business
Introduction
Brookfield Homes Corporation (“Brookfield Homes”) is a land developer and homebuilder (unless the context requires otherwise, references in this report to “we,” “our,” “us” and “the Company” refer to Brookfield Homes and its subsidiaries). We entitle and develop land for our own communities and sell lots to third parties. We also design, construct and market single-family and multi-family homes primarily to move-up and luxury homebuyers. Our operations are currently focused primarily in the following markets: Northern California (San Francisco Bay Area and Sacramento); Southland / Los Angeles; San Diego / Riverside; and the Washington D.C. Area. We target these markets because we believe over the longer term they offer the following positive characteristics: strong housing demand, a constrained supply of developable land and close proximity to areas where we expect strong employment growth. Our Washington D.C. Area operations commenced in the mid 1980s and our California operations commenced in 1996.
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
The following chart summarizes our principal operating subsidiaries and the year in which we commenced operations:

Principal Subsidiary	Market	Year of Entry

Brookfield Bay Area Holdings LLC	San Francisco Bay Area	1996
Brookfield Southland Holdings LLC	Southland / Los Angeles	1996
Brookfield San Diego Holdings LLC	San Diego / Riverside	1996
Brookfield Washington LLC	Washington D.C. Area	1984
Brookfield California Land Holdings LLC	California	1998
Brookfield Sacramento LLC	Sacramento	2003
Current Business Environment
2007 was one of the most challenging years for the housing industry on record. The supply of resale and new homes far exceeds demand and even though new home production in the United States has dropped to 1.1 million units per year, we do not anticipate that an equilibrium between the supply and demand for housing will be reached before 2009. This continuing imbalance, as well as the disruption in credit markets, has led to continued weak consumer confidence, a critical factor for home sales. For additional information and analysis of the impact to our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.
Overview of the Land Development and Homebuilding Industry
The residential homebuilding and land development industry involves converting raw or undeveloped land into residential housing. This process begins with the purchase of raw land and is followed by the development of the land, and the marketing and sale of homes constructed on the land.
Raw Land
Raw land is usually unentitled property, without the regulatory approvals which allow the construction of residential, industrial, commercial or mixed-use buildings. Acquiring and developing raw land requires significant capital expenditures and has associated carrying costs, including property taxes and interest. The selection and purchase of raw land provides the inventory required for development purposes and is an important aspect of the real estate development process. Developers of land, from time to time, sell raw or partially approved land to other homebuilders and land developers as part of the normal course of their business.

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
Generally, the first significant step in developing a residential community is to complete a draft specific plan incorporating major street patterns and designating parcels of land for various uses, such as parks, schools, rights of way and residential and commercial uses that is consistent with the local city or county general plan. This plan is then submitted for approval to the governmental authority with principal jurisdiction in the area such as a city or county. The draft specific plan is then refined with the local, state and federal agencies designating main and side streets, lot sizes for residential use and the sizes and locations of parcels of land to be used for schools, parks, open space, commercial properties and multi-family dwellings. These refinements are usually made in consultation with local planning officials, state agencies and, if required, federal agencies. In most cases, this process takes several years to complete.
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
Home Construction and Marketing
Residential home construction involves the actual construction of single-family houses and multi-family buildings such as townhouses and condominiums. Each dwelling is generally referred to as a “unit.” A planned community typically includes a number of “lots” on which single-family units will be situated and a smaller number of “pads” of land which have been designated for the construction of multi-family units, schools, parks and commercial buildings. The approved development plan specifically provides the total number of lots and pads in the project. The construction phase normally involves consulting, architectural, engineering, merchandising and marketing personnel who assist the homebuilder in planning the project. Residential home construction is usually performed by subcontractors under the supervision of the homebuilder’s construction management personnel. Marketing and sales of residential units are conducted by marketing sales staff employed by the homebuilder or by independent realtors. Pre-selling residential units before the commencement of their construction is a common sales practice that usually involves the creation of model homes or drawings of the proposed homes in a sales location close to or within the project.

Narrative Description of Our Business
We develop land for our own communities and sell lots to other homebuilders. In our own communities, we design, construct and market single-family and multi-family homes primarily to move-up and luxury homebuyers. In each of our markets, we operate through local business units which are involved in all phases of the planning and building of our master-planned communities and infill developments. These phases include sourcing and evaluating land acquisitions, site planning, obtaining entitlements, developing the land, product design, constructing, marketing and selling homes and homebuyer customer service. In the five year period ended December 31, 2007, we closed a total of 7,201 homes and sold 8,744 lots in various stages of development to other homebuilders. A home or lot is considered closed when title has passed to the homebuyer, and for a lot when a significant cash down payment or appropriate security has been received.
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
In 2007, we closed a total of 839 homes, compared with 1,181 in 2006. The breakdown of our home closings by market in the last three years follows:

(Units)	2007	2006	2005

Northern California	131	107	192
Southland / Los Angeles	258	326	221
San Diego / Riverside	150	288	611
Washington D.C. Area	272	375	556
Corporate and Other	14	63	2

	825	1,159	1,582
Joint Ventures	14	22	36

Total	839	1,181	1,618

At December 31, 2007, we had in backlog 155 homes, a decrease of 104 homes when compared to 2006. Backlog represents the number of homes subject to pending sales contracts.
We also sell serviced and unserviced lots to other homebuilders, generally on an opportunistic basis where we can enhance our returns, reduce our risk in a market or re-deploy our capital to an asset providing higher returns. In 2007, we sold 1,328 lots, the majority of which related to the sale of 1,249 controlled lots in Southern California. In 2006, we sold 834 lots, the majority of which were bulk sales of raw or undeveloped land in Southland and San Diego.
Our average home price in 2007 from directly owned projects was $656,000, a decrease of $21,000 or 3% when compared to our average home price in 2006 of $677,000. The breakdown of the average prices on our home closings in the last three years follows:

	2007		2006		2005
		Average		Average		Average
	Sales	Price	Sales	Price	Sales	Price
	(Millions)		(Millions)		(Millions)
Northern California	$121	$921,000	$106	$987,000	$199	$1,036,000
Southland / Los Angeles	176	682,000	236	725,000	193	874,000
San Diego / Riverside	89	597,000	173	601,000	378	618,000
Washington D.C. Area	143	528,000	222	592,000	303	545,000
Corporate and Other	12	831,000	47	749,000	1	586,000

Total	$541	$656,000	$784	$677,000	$1,074	$679,000

For more detailed financial information with respect to our revenues, earnings and assets, please see the accompanying consolidated financial statements and related notes included elsewhere in this report.

Business Strategy
Our goal is to maximize the total return on our common stockholders’ equity over the long term. The key elements of our strategy to achieve this goal are as follows:
Selective Acquisition Policies
We selectively acquire land that provides us with attractive residential projects that are consistent with our overall strategy and management expertise. We acquire land only if we believe that it will provide us with a minimum return on our invested capital. We also acquire options to purchase land rather than purchasing the land outright, in order to reduce our capital at risk in controlling land. In determining the minimum return we will accept, we take into account the risk inherent in increasing our land inventory and the specific development project. In making additional land acquisitions in one of our current markets, we consider our recent financial returns achieved in that market.
In order to expand our market opportunities, we selectively pursue joint venture projects with landowners, other homebuilders and intermediaries. We are generally active participants in our joint ventures.
During 2007, we acquired 1,479 lots and obtained control of a further 2,237 lots through options. All of the lots were acquired from joint venture partners or were lots we previously controlled through options.
Decentralized Operating Structure
We operate our homebuilding business through local business units responsible for projects in their geographic area. Each of our business units has significant experience in the land development and homebuilding industry in the market in which it operates. We believe that in-depth knowledge of a local market enables our business units to better meet the needs of our customers and to more effectively address the issues that arise on each project. Our business units are responsible for all elements of the land development and homebuilding process, including sourcing and evaluating land acquisitions, site planning and entitlements, developing the land, product design, constructing, marketing and selling homes, customer service and management reporting. Given the nature of their responsibilities, the compensation of each of the management teams in our business units is directly related to its results. Each business unit operates as a fully integrated profit center and the senior management of each business unit is compensated through a combination of base salary and participation in his or her business unit’s profits. Furthermore, each of our business unit presidents own a minority equity interest in their business unit.
The corporate team sets our strategic goals and overall strategy. The corporate team approves all acquisitions, allocates capital to the business units based on expected returns and levels of risk, establishes succession plans, ensures operations maintain a consistent level of quality, evaluates and manages risk and holds management of the business units accountable for the performance of their business unit.
Proactive Asset Management
Our business generally comprises four stages where we make strategic decisions to deploy capital: entitling the raw land that we control; acquiring land; the development of the land; and the construction of homes on the land. As our assets evolve through these stages, we continually assess our ability to maximize returns on our capital, while attempting to minimize our risks. The decision to invest in or dispose of an asset at each stage of development is based on a number of factors, including the amount of capital to be deployed, the level of incremental returns at each stage and returns on other investment opportunities.
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
Risk Management
We focus on managing risk in each stage of the homebuilding and land development process. In the land acquisition phase, we use options to mitigate the risk that land values will decline due to poor economic or real estate market conditions, or that we will be unable to obtain approval for development of a proposed community. We attempt to limit development approval risk by conducting significant due diligence before we close land acquisitions. We sell lots and parcels when we believe we can redeploy capital to an asset providing higher returns or reduce risk in a market.

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
Finally, we limit the risk of overbuilding by attempting to match our construction starts to our sales rates. We generally do not begin selling homes until a significant portion of the homes’ construction costs have been established through firm subcontractor bids.
Asset Profile
Our assets are focused on single-family and multi-family homebuilding in the markets in which we operate. They consist primarily of housing and land inventory and investments in housing and land joint ventures. Our total assets excluding cash and cash equivalents and deferred income taxes as of December 31, 2007 were $1,286 million, with $929 million of these assets located in California, $305 million in the Washington D.C. Area and $52 million in other operations.
As of December 31, 2007, we controlled 25,371 lots. Controlled lots include those we directly own, our share of those owned by our joint ventures and those that we have the option to purchase. Our controlled lots provide a strong foundation for our future homebuilding business and visibility on our future cash flow. Approximately eighty percent of our owned lots are entitled and ready for development and our optioned lots are mainly unentitled and require various regulatory approvals before development can commence. The number of residential building lots we control in each of our markets as of December 31, 2007 follows:

	Owned
(Lots)	Directly	Joint Ventures	Options(1)	Total Lots

Northern California	1,227	98	6,878	8,203
Southland / Los Angeles	1,439	54	1,735	3,228
San Diego / Riverside	4,169	1,895	2,292	8,356
Washington D.C. Area	2,569	1,345	1,388	5,302
Corporate and Other	216	66	—	282

Total December 31, 2007	9,620	3,458	12,293	25,371

Total December 31, 2006	8,262	4,457	14,897	27,616

(1)	Includes proportionate share of lots under option related to joint ventures.
Our housing and land inventory includes homes completed or under construction, developed land and raw land. The book value of our housing and land inventory in each of our primary markets as of the end of the last two years is as follows:

	December	December
(Book Value, $ millions)	31, 2007	31, 2006

Northern California	$308	$289
Southland / Los Angeles	150	154
San Diego / Riverside	337	344
Washington D.C. Area	238	247
Corporate and Other	45	41

Total	$1,078	$1,075

The book value of our investments in housing and land joint ventures as of December 31, 2007 was $131 million. The total book value of the assets and liabilities of these joint ventures and our share of the equity of the joint ventures as of December 31, 2007 follows:

December
(Book Value, $ millions)	31, 2007

Assets	$488
Liabilities	$219
Brookfield Homes’ net investment	$131

The following describes our major projects:
Windemere, San Francisco Bay Area. Windemere is a 5,200 lot master-planned community located on one of the last premier infill tracts of residential housing land in the East Bay area of San Francisco. Windemere was acquired under option in 1998 and lot sales commenced in 2001. We hold a one-third interest in Windemere, with the other two-thirds owned equally by Centex Corporation and Lennar Corporation. We have no affiliation with Centex Corporation or Lennar Corporation. We directly own 329 lots in Windemere and our share of the remaining joint venture units is 98 lots.
University District, San Francisco Bay Area. University District is a 254 acre project in Rohnert Park, near Santa Rosa which is entitled for 1,454 lots, all of which we control. The City of Rohnert Park’s water supply assessment has been challenged and has delayed further development of this project.
Edenglen, Ontario. Edenglen is a 542 lot project in the City of Ontario in San Bernardino County and is the first community within the master-planned community currently known as the New Model Colony. We obtained final approvals and commenced grading in 2006. Home closings commenced in 2007 and as of December 31, 2007 we owned 528 lots.
Morningstar Ranch, Riverside County. Morningstar Ranch is a 1,081 lot master-planned community near Temecula in Riverside County. The initial phases totalling 448 lots have closed out and land development on the remaining 633 lots commenced in 2004 and was completed in 2006. Home closings commenced in 2006 and as of December 31, 2007 we owned 545 lots.
Audie Murphy Ranch, Riverside County. Audie Murphy Ranch is a 999 acre project in the Menifee Valley in the County of Riverside. We obtained final development approvals in 2004 and we expect to commence home closings in 2008. We hold a 50% interest in Audie Murphy Ranch, with the remaining 50% held by Woodside Homes. We have no affiliation with Woodside Homes. We directly own 162 lots in Audie Murphy Ranch and our share of the remaining joint venture units is 907 lots.
Calavera Hills, San Diego County. Calavera Hills is an 800 acre project located in the coastal community of Carlsbad. We have completed the first two phases of the project and Phase III, which is planned for 390 units, commenced development in 2007. We hold a 50% interest in Calavera Hills, with the remaining 50% held by McMillin Companies. We have no affiliation with McMillin Companies.
Sycamore Canyon, San Diego County. Sycamore Canyon is a 2,132 acre project located in San Diego County. The project was acquired under option in 1998, and in 2002, final development approvals were obtained and grading of the site commenced. Home closings commenced in 2004 and as of December 31, 2007, we owned 247 lots.
Windingwalk, San Diego County. Windingwalk in south San Diego County is a 1,200 acre project. Grading on the site commenced in 2002 and home closings commenced in 2004. We hold a 50% interest in this project, with the remaining 50% held by Shea Homes. We have no affiliation with Shea Homes. All lots have been distributed to partners of which we owned directly 286 lots as of December 31, 2007.
Heritage Shores, Washington, D.C. Area. Heritage Shores is a 2,000 lot master-planned active adult community located in the town of Bridgeville, Delaware. Development commenced in 2004 and Phase I is fully developed and the golf course and clubhouse were completed in 2006. As of December 31, 2007, we owned 511 lots in Heritage Shores and held a long-term option for a further 1,066 lots.
Braemar, Washington D.C. Area. Braemar is a master-planned community located in Prince William County that began development in 1994. Since 1999, we have closed over 2,400 homes and lots in this community. As of December 31, 2007, we owned 453 lots in Braemar and adjacent communities.
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
We attempt to limit the number of unsold units under construction by limiting the size of each construction phase and closely monitoring sales activity. Building homes of a similar product type in phases also allows us to utilize production techniques that reduce our construction costs. The number of our unsold homes fluctuates depending upon the timing of completion of construction and absorption of home phases. As of December 31, 2007, we had 285 completed and unsold homes, excluding the model homes we currently maintain. The level of completed homes has increased when compared to previous years as a result of continued high sales cancellation rates.
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
As of December 31, 2007, we owned 107 model homes and leased 31 model homes from third parties, which are not generally available for sale until the final build-out of a project. Generally, two to four different model homes are built and decorated at each project to display design features. Model homes play a key role in helping buyers understand the efficiencies and value provided by each floor plan type. In addition to model homes, customers can gain an understanding of the various design features and options available to them using our design centers. At each design center, customers can meet with a designer and are shown the standard and upgraded selections available to them, including professional interior design furnishings and accessories.
We typically sell homes using sales contracts that include cash deposits by the purchasers. Before entering into sales contracts, we generally pre-qualify our customers. However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances. Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results. During 2007, as a result of continuing challenging market conditions, our cancellation rate of 32% was high relative to our historical average of 15%. We continue to closely monitor the progress of prospective buyers in obtaining financing. We also monitor and attempt to adjust our planned construction starts depending on the level of demand for our homes.

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
Mortgage Brokerage Operations
We offer mortgage brokerage services exclusively to our customers in our San Francisco Bay Area, Southland / Los Angeles, San Diego and Washington D.C. Area markets. We have agreements with various lenders to receive a fee on loans made by the lenders to customers we introduce to the lenders. We provide mortgage origination services to our customers in the Washington D.C. Area and do not retain or service the mortgages we originate. We customarily sell all of the loans and loan servicing rights that we originate in the secondary market within a month of origination and on a limited recourse basis, generally limited to early payment defaults or fraud and misrepresentation. For the year ended December 31, 2007, less than 1% of our revenue and less than 1% of our net income was derived from our mortgage operations.
Relationship with Affiliates
We are a land developer and homebuilder, developing land and building homes primarily in four markets in California and in the Washington D.C. Area. None of our affiliates, including Brookfield Asset Management Inc. and Brookfield Properties, operate in similar businesses in our markets. Nevertheless, there are agreements among our affiliates to which we are a party or subject relating to a name license, the lease of office space, a deposit facility and an unsecured revolving credit facility in the form of a promissory note. For a further description of these agreements refer to “Certain Relationships and Related Transactions, and Director Independence” which is incorporated by reference into Item 13 of this report from our definitive 2008 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 29, 2008.
Three of our directors serve as executive officers and/or directors of our affiliates. For a description of those relationships refer to “Certain Relationships and Related Transactions, and Director Independence” which is incorporated by reference into Item 13 of this report from our definitive 2008 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 29, 2008.
Competition
The residential homebuilding industry is highly competitive. We compete against numerous homebuilders and others in the real estate business in and near the areas where our communities are located. Our principal competitors are primarily national public company homebuilders, including Centex Corporation, Hovnanian Enterprises, Inc., Lennar Corporation, Pulte Corporation, Standard Pacific Corp. and Toll Brothers, Inc. We also compete with resales of existing homes and with the rental housing market. We may compete for investment opportunities, financing, available land, raw materials and skilled labor with entities that possess greater financial, marketing and other resources than us. Competition may increase the bargaining power of property owners seeking to sell and industry competition may increase if there is future consolidation in the land development and homebuilding industry.
Material Contracts
Other than contracts arising in connection with the reorganization and the Spin-off of the residential homebuilding operations of Brookfield Properties, and a deposit facility and promissory note with subsidiaries of Brookfield Asset Management Inc., we are not party or subject to any material contracts. For a description of the material contracts arising in connection with the reorganization, refer to “Certain Relationships and Related Transactions, and Director Independence” which is incorporated by reference into Item 13 of this report from our definitive 2008 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 29, 2008.

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
We do not currently have any material estimated capital expenditures related to governmental assessments or environmental compliance costs for the remainder of fiscal 2008, fiscal 2009 or fiscal 2010.
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
Employees
As of December 31, 2007, we had 459 employees. We consider our relations with our employees to be good. Our construction operations are conducted primarily through independent subcontractors, thereby limiting the number of our employees. None of our employees are currently represented by a union or covered by a collective bargaining agreement. We have not recently experienced any work stoppages.
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
NYSE Annual Disclosure
We confirm that we have submitted a Section 303A.12(a) CEO Certification to the NYSE in 2007 and filed with the SEC the CEO / CFO certification required under Section 302 of the Sarbanes-Oxley Act for the 2007 fiscal year.
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
The land development and homebuilding industry is cyclical and is significantly affected by changes in general and local economic and industry conditions, such as employment levels, availability of financing for homebuyers, interest rates, consumer confidence, levels of new and existing homes for sale, demographic trends and housing demand. In addition, an oversupply of alternatives to new homes, such as resale homes, including homes held for sale by investors and speculators, foreclosed homes and rental properties may reduce our ability to sell new homes, depress prices and reduce our margins from the sale of new homes.
2007 was one of the most challenging years for the housing industry on record. The supply of resale and new homes far exceeds demand and even though new home production has declined, we do not anticipate that an equilibrium between the supply and demand for housing will be reached before 2009. This continuing imbalance, as well as the disruption in credit markets, has led to continued weak consumer confidence, a critical factor for home sales. These challenging market conditions in 2007 negatively impacted our operations, resulting in lower home sales per community, price reductions, high home sale cancellation rates and consequently higher inventories than planned. These factors resulted in a 28% decline in home closings to 839 units, below our target home closings for 2007 of 1,150 to 1,250 units. The lower volumes and sales price declines resulted in a significant decrease in net income and for the first year in our history we did not have positive operating cash flow. We believe that housing market conditions will continue to be challenging and may deteriorate further. We cannot predict the duration or ultimate severity of these challenging conditions.
Homebuilders are also subject to risks related to the availability and cost of materials and labor, and adverse weather conditions that can cause delays in construction schedules and cost overruns. Furthermore, the market value of undeveloped land, buildable lots and housing inventories held by us can fluctuate significantly as a result of changing economic and real estate market conditions and may result in inventory impairment charges or putting our deposits for lots controlled under option at risk. If there are significant adverse changes in economic or real estate market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We may be particularly affected by changes in local market conditions in California, where we derive a large proportion of our revenue. As a result of the present challenging market conditions, we have sold homes and lots for lower profit margins that in the past and we have recorded inventory impairment and lot option write-off charges. If market conditions continue to deteriorate, some of our assets may be subject to further inventory impairment and to option write-off charges.
Rising mortgage rates or decreases in the availability of mortgage financing will discourage people from buying new homes.
Virtually all of our customers finance their home acquisitions through lenders providing mortgage financing. Prior to the recent volatility in the financial markets, mortgage rates were at or near their lowest levels in many years and a variety of mortgage products were available. As a result, more homebuyers were able to qualify for mortgage financing. Increases in mortgage rates or decreases in the availability of mortgage financing could depress the market for new homes because of the increased monthly mortgage costs to potential homebuyers. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their homes to potential buyers who need financing, which would result in reduced demand for new homes. As a result, rising mortgage rates and reduced mortgage availability could adversely affect our ability to sell new homes and the price at which we can sell them.
During 2007, there was a significant decrease in the type of mortgage products available and a general increase in the qualification requirements for mortgages. Fewer loan products and tighter loan qualifications made it more difficult for some borrowers to finance the purchase of our homes. This, coupled with higher mortgage interest rates for some mortgage products has reduced demand for new homes. These reductions in demand have adversely affected our operations and financial results, and the duration and severity of the effects are uncertain.
Laws and regulations related to property development and related to the environment subject us to additional costs and delays which adversely affect our business and results of operations.
We must comply with extensive and complex regulations affecting the homebuilding and land development process. These regulations impose on us additional costs and delays, which adversely affect our business and results of operations. In particular, we are required to obtain the approval of numerous governmental authorities regulating matters such as permitted land uses, levels of density, the installation of utility services, zoning and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to being approved for a particular development or project, if approved at all. In addition, new development projects may be subject to various assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial. When made, these assessments can have a negative impact on our sales by raising the price that homebuyers must pay for our homes. We must also comply with a variety of local, state and federal laws and regulations concerning the protection of health and the environment, including with respect to hazardous or toxic substances. These environmental laws sometimes result in delays, cause us to incur additional costs, or severely restrict land development and homebuilding activity in environmentally sensitive regions or areas.
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
We are leveraged and our leverage could have important consequences, including the following: our ability to obtain additional financing for working capital, capital expenditures or acquisitions may be impaired in the future; a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt, thereby reducing the funds available to us for other purposes; some of our borrowings are and will continue to be at variable rates of interest, which will expose us to the risk of increased interest rates; and our substantial leverage may limit our flexibility to adjust to changing economic or market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a general economic downturn.
If any of these conditions occur, our financial condition will be adversely affected. In addition, our various debt instruments contain financial and other restrictive covenants that may limit our ability to, among other things, borrow additional funds that we might need in the future. We also guarantee shortfalls under some of our community bond debt, when the revenues, fees and assessments which are designed to cover principal and interest and other operating costs of the bonds are not paid.
We finance each of our projects individually. As a result, to the extent we increase the number of our projects and our related investment, our total debt obligations may increase. In general, we repay the principal of our debt from the proceeds of home closings.
Based on our net debt levels as of December 31, 2007, a 1% change up or down in interest rates could have either a negative or positive effect of approximately $5 million on our cash flows. Refer also to the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risks — Interest Rates.”
Our business and results of operations will be adversely affected if poor relations with the residents of our communities negatively impact our sales.
As a master-planned community developer, we are sometimes expected by community residents to resolve any issues or disputes that arise in connection with the development of our communities. Our sales may be negatively affected if any efforts made by us to resolve these issues or disputes are unsatisfactory to the affected residents, which in turn would adversely affect our results of operations. In addition, our business and results of operations would be adversely affected if we are required to make material expenditures related to the settlement of these issues or disputes, or to modify our community development plans.
Our business is susceptible to adverse weather conditions and natural disasters.
Homebuilding in California and the Washington D.C. Area is susceptible to, and is significantly affected by, adverse weather conditions and natural disasters such as hurricanes, tornadoes, earthquakes, droughts, floods and fires. These adverse weather conditions and natural disasters can cause delays and increased costs in the construction of new homes and the development of new communities. If insurance is unavailable to us or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses resulting from adverse weather or natural disasters, our business and results of operations will be adversely affected. In addition, damage to new homes caused by adverse weather or a natural disaster can cause our insurance costs to increase.
Increased insurance risk adversely affects our business.
We are confronting reduced insurance capacity, and generally lower limits for insurance against some of the risks associated with our business. Some of the actions that have been or could be taken by insurance companies include: increasing insurance premiums; requiring higher self-insured retention and deductibles; requiring collateral on surety bonds; imposing additional exclusions, such as with respect to sabotage and terrorism; and refusing to underwrite certain risks and classes of business. The imposition of any of the preceding actions has and will continue to adversely affect our ability to obtain appropriate insurance coverage at reasonable costs.
Tax law changes could make home ownership more expensive or less attractive.
Tax law changes could make home ownership more expensive or less attractive. Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for an individual’s federal and, in some cases, state income taxes subject to various limitations under current tax law and policy. If the federal government or a state government changes income tax laws to eliminate or substantially modify these income tax deductions, then the after-tax cost of owning a new home would increase substantially. This could adversely impact demand for, and/or sales prices of new homes.
Residential homebuilding is a competitive industry, and competitive conditions adversely affect our results of operations.
The residential homebuilding industry is highly competitive. Residential homebuilders compete not only for homebuyers, but also for desirable properties, building materials, labor and capital. We compete with other local, regional and national homebuilders, often within larger communities designed, planned and developed by such homebuilders. Any improvement in the cost structure or service of our competitors will increase the competition we face. We also compete with the resale of existing homes including foreclosed homes, sales by housing speculators and investors and rental housing. Competitive conditions in the homebuilding industry could result in: difficulty in acquiring suitable land at acceptable prices; increased selling incentives; lower sales volumes and prices; lower profit margins; impairments in the value of our inventory and other assets; increased construction costs; and delays in construction.
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
The trading price of shares of our common stock could fluctuate significantly and could be adversely affected because Brookfield Asset Management Inc. owns approximately 58% of our common stock.
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
Also, Brookfield Asset Management Inc. owns approximately 58% of the outstanding shares of our common stock. If Brookfield Asset Management Inc. should decide in the future to sell any of our shares owned by it, the sale (or the perception of the market that a sale may occur) could adversely affect the trading price of our common stock.
Item 1A. Unresolved Staff Comments
None.
Item 2. Properties
In addition to real estate held for development and sale, which we either own or hold under an option to purchase, we lease and maintain corporate and administrative offices in Del Mar, California and Toronto, Canada. Our Toronto lease is a sublease from Brookfield Asset Management Inc.

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

	Year Ended December 31, 2007			Year Ended December 31, 2006
			Cash Dividends			Cash Dividends
	High	Low	Per Share	High	Low	Per Share

1st Quarter	$41.49	$30.55	—	$53.45	$45.27	—
2nd Quarter	$36.61	$28.92	$0.20	$52.44	$29.36	$0.20
3rd Quarter	$32.07	$17.04	—	$33.14	$22.04	—
4th Quarter	$22.21	$13.50	$0.20	$40.50	$28.01	$0.20

As of February 29, 2008, there were approximately 850 holders of record of our common stock.
On February 1, 2008, our Board of Directors declared a semi-annual dividend of $0.20 per share, payable June 30, 2008 to stockholders of record on June 16, 2008. Our Board of Directors periodically reviews our dividend policy. Future dividends on our common stock, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions, investment opportunities and other factors that our Board of Directors considers relevant.
There are no current or anticipated contractual terms in our credit or other arrangements that restrict our ability to pay dividends, other than the requirements imposed by our project specific financings that require Brookfield Homes Holdings Inc., our wholly-owned subsidiary, to maintain a tangible net worth of at least $250 million, a net debt to tangible net worth ratio of 2.50 to 1 and a net debt to capitalization ratio of no greater than 65%, and the requirements of our revolving credit facility with Brookfield Asset Management Inc., that require Brookfield Homes Corporation to maintain minimum stockholders’ equity of $300 million and a consolidated net debt to book capitalization ratio of no greater than 70%. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Other Commitments” for additional information about these restrictions.
Our Board of Directors approved a share repurchase program that allows us to repurchase in aggregate up to $144 million of our outstanding common shares, of which the remaining amount approved for repurchases at December 31, 2007 was approximately $49 million. During the three months and year ended December 31, 2007, we did not repurchase any shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes our equity compensation plans approved by stockholders as of December 31, 2007. We have no equity compensation plans not approved by stockholders.

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
Equity compensation plans approved by stockholders	782,319	$30.11	687,200
Equity compensation plans not approved by stockholders	none	n/a	none

Total	782,319	$30.11	687,200

Performance Graph
The following graph illustrates the cumulative total stockholder return on Brookfield Homes’ common stock for the last five fiscal years assuming a hypothetical investment of $100 and a reinvestment of all dividends paid on such investment, compared to Standard & Poor’s 500 Stock Index and the Standard & Poor’s Homebuilding 500 Index.
COMPARISON OF CUMULATIVE TOTAL RETURN
PERIOD ENDED DECEMBER 31, 2007

Period ended December 31	Legend	2002	2003	2004	2005	2006	2007

Brookfield Homes Corporation		100	272.55	493.56	728.90	557.08	239.09
S&P 500 Homebuilding Index		100	197.81	264.35	334.63	267.70	110.05
S & P 500 Index		100	128.68	142.68	149.69	173.33	182.85

*	Brookfield Homes’ common stock began trading on the NYSE on January 7, 2003.

Item 6. Selected Financial Data
The following tables include selected historical consolidated financial data for each year in the five year period ended December 31, 2007.
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

United States GAAP
Our income statement data, balance sheet data and supplementary financial data prepared in accordance with U.S. GAAP and our operating data are as follows:

	Years Ended December 31
Income Statement Data
($ millions, except per share amounts)	2007	2006	2005	2004	2003

Housing revenue	$541	$784	$1,074	$1,169	$818
Total revenue (1)	583	872	1,214	1,220	995
Gross margin (1) (2)	14	245	398	275	205
Impairments and other write-offs	103	10	—	—	—
Operating income / (loss) (3)	(63)	253	391	268	166
Contribution from land sales to net income	6	26	45	9	39
Net income	16	148	219	146	88
Diluted earnings per share	0.58	5.45	7.04	4.64	2.75
Cash dividends per share (4)	0.40	0.40	0.32	9.16	0.16

	At December 31
Balance Sheet Data ($ millions)	2007	2006	2005	2004	2003

Housing and land inventory	$1,078	$1,075	$913	$680	$567
Cash and cash equivalents	9	87	198	187	219
Total assets	1,351	1,401	1,330	1,082	1,013
Total debt (5)	735	618	636	475	360
Total liabilities	971	1,030	1,065	836	631
Total stockholders’ equity	380	371	265	246	382

	Years Ended December 31
Supplemental Financial Data ($ millions)	2007	2006	2005	2004	2003

Cash provided by/(used in):
Operating activities	$(44)	$26	$60	$164	$209
Investment activities	(58)	(47)	(5)	25	6
Financing activities	24	(91)	(44)	(221)	(32)
Net debt to total capitalization percent (6)	61%	53%	58%	48%	24%

	Years Ended December 31
Operating Data (Unaudited)	2007	2006	2005	2004	2003

Home closings (units)	839	1,181	1,618	1,880	1,683
Lots sold (units)	1,328	834	1,242	400	4,940
Net new orders (units) (7)	735	960	1,482	1,847	1,865
Backlog (units at end of period) (8)	155	259	480	616	649
Average selling price	$662,000	$679,000	$683,000	$652,000	$540,000
Lots controlled	25,371	27,616	29,512	27,966	21,606

(1)	To conform to the current year presentation, for years prior to 2007, revenue excludes other income. For years prior to 2004, revenue excludes equity in earnings from housing and land joint ventures and gross margin excludes equity in earnings from housing and land joint ventures and includes interest expense.

(2)	Gross margin represents the contribution from our housing and land projects, after all costs for development and construction, including related overhead and interest, and before all other (expense) / income, selling, general and administrative expense and minority interest.

(3)	Operating income represents net income before minority interest and income taxes.

(4)	The 2004 cash dividend includes a special dividend of $9 per share.

(5)	To conform to the current year presentation, total debt excludes deferred compensation which is now shown as a component of accounts payable and other liabilities.

(6)	Net debt to total capitalization percent is defined as total project specific financings plus subordinated debt less cash (net debt) multiplied by 100 and divided by net debt plus stockholders’ equity plus minority interest (total capitalization).

(7)	Net new orders for any period represents the aggregate of all homes ordered by customers, net of cancellations, including joint ventures.

(8)	Backlog represents the number of new homes subject to pending sales contracts, including joint ventures.

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
Outlook
2007 was one of the most challenging years for the housing industry on record. The supply of resale and new homes far exceeds demand and even though new home production in the United States has dropped to 1.1 million units per year, we do not anticipate that an equilibrium between the supply and demand for housing will be reached before 2009. This continuing imbalance, as well as the disruption in credit markets, has led to continued weak consumer confidence, a critical factor for home sales.
The challenging market conditions in 2007 negatively impacted our operations with lower home sales per community, price reductions, high home sale cancellation rates and consequently higher inventories than planned. These factors resulted in a 28% decrease in home closings to 839 units, below our targeted home closings for 2007 of 1,150 to 1,250 units. The lower volumes and sales price declines resulted in a significant decrease in net income and for the first year in our history we did not have positive operating cash flow.
Overview
We entitle and develop land for our own communities and sell lots to third parties. We also design, construct and market single and multi-family homes primarily to move-up and luxury homebuyers.
We operate in the following geographic regions which are presented as our reportable segments: Northern California (San Francisco Bay Area and Sacramento), Southland / Los Angeles, San Diego / Riverside and the Washington D.C. Area. Our other operations that do not meet the quantitative thresholds for separate segment disclosure are included in “Corporate and Other.”
Our goal is to maximize the total return on our common stockholders’ equity over the long term. We plan to achieve this by actively managing our assets and creating value on the lots we own or control. Since going public in 2003, we have limited the capital placed at risk, and have returned, through dividends and share buybacks, $580 million to shareholders, or in excess of $20 per share. At current share prices, the compounded return on stockholders’ equity for the period 2003 to 2007 has exceeded 30%.
For the period 2003 to 2007, cash provided from operations was $415 million, which was used primarily to return cash to stockholders through the repurchase of shares and the payment of dividends. Despite the continuing challenges of the United States housing market, we believe our business is positioned to create further shareholder value over the long term through the selective control of a number of strategic projects and the overall level of lots controlled.
The 25,371 lots that we control, 13,078 of which we own directly or through joint ventures, provide a strong foundation for our future homebuilding business and visibility on our future cash flow. We believe we add value to the lots we control through entitlements, development and the construction of homes. In allocating capital to our operations, we generally limit our risk on unentitled land by optioning such land positions in all our markets thereby mitigating our capital at risk. Option contracts for the purchase of land permit us to control lots for an extended period of time.
Homebuilding is our primary source of revenue and has represented approximately 90% of our total revenue since 2003. Our operations are currently positioned to close up to 1,500 homes annually. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price in 2007 of $662,000 was well in excess of the national average sales price. We also sell serviced and unserviced lots to other homebuilders, generally on an opportunistic basis where we can redeploy capital to an asset providing higher returns or reduce risk in a market. In 2007, we sold 1,328 lots, the majority of which were bulk sales of raw or undeveloped land in our Southland and San Diego operations. The number of lots we sell may vary significantly from period to period due to the timing and nature of such sales which are also affected by local market conditions.

Our housing and land inventory, investments in housing and land joint ventures, and consolidated land inventory not owned together comprised 92% of our total assets as of December 31, 2007. In addition, we had $9 million in cash and cash equivalents and $106 million in other assets. Other assets consist of homebuyer receivables of $7 million, deferred income taxes and income taxes receivable of $74 million, and mortgages and other receivables of $25 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes.
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
For the year ended December 31, 2007, we recognized $67 million of impairment charges related to housing and land we directly own which is included in our direct cost of sales. The $67 million in impairment charges were related to 1,625 lots located in the Inland Empire of California and Washington D.C. Area. In addition, we wrote-off $21 million, primarily related to unentitled lot option agreements on 3,721 lots that expired or which we are no longer pursuing and we recognized $15 million in impairment charges and write-downs on investments related to 581 lots in our joint ventures.
Capitalized Costs
Our housing and land inventory on our consolidated balance sheet includes the costs of acquiring land, development and construction costs, interest, property taxes and overhead directly related to the development of the land and housing. Direct costs are capitalized to individual homes and lots and other costs are allocated to each lot in proportion to our anticipated revenue.
Estimates of costs to complete homes and lots sold are recorded at the time of closing. These estimates are prepared on an individual home and lot basis and take into account the specific cost components of each individual home and lot. The estimation process to allocate costs to homes and lots is dependent on project budgets that are based on various assumptions, including construction schedules and future costs to be incurred. These estimates are reviewed for accuracy based on actual payments made after closing and adjustments are made if necessary. If the estimates of costs are significantly different from our actual results, our housing and land inventory may be over- or under-stated on our balance sheet, and accordingly gross margins in a particular period may be over or under-stated.
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

Results of Operations

	Years Ended December 31
Selected Financial Information ($US millions)	2007	2006	2005
Revenue:
Housing	$541	$784	$1,074
Land	42	88	140

Total revenues	583	872	1,214
Direct cost of sales	(481)	(617)	(815)
Impairments and write-offs of option deposits	(88)	(10)	—

Gross margin	14	245	399
Equity in earnings from housing and land joint ventures	13	58	65
Impairments from housing and land joint ventures	(15)	—	—
Other (expense) / income	(6)	9	17
Selling, general and administrative expense	(69)	(59)	(90)

Operating (loss) / income	(63)	253	391
Minority interest	7	(18)	(36)

(Loss) / income before taxes	(56)	235	355
Income tax recovery / (expense)	72	(87)	(136)

Net income	$16	$148	$219

	Years Ended December 31
Segment Information	2007	2006	2005
Housing revenue ($US millions):
Northern California	$121	$106	$199
Southland / Los Angeles	176	236	193
San Diego / Riverside	89	173	378
Washington D.C. Area	143	222	303
Corporate and Other	12	47	1

Total	$541	$784	$1,074

Land revenues ($US millions):
Northern California	$—	$9	$—
Southland / Los Angeles	30	31	—
San Diego / Riverside	—	36	66
Washington D.C. Area	12	12	74
Corporate and Other	—	—	—

Total	$42	$88	$140

Gross margin ($US millions):
Northern California	$12	$25	$58
Southland / Los Angeles	36	68	41
San Diego / Riverside	(10)	86	181
Washington D.C. Area	(26)	53	120
Corporate and Other	2	13	(1)

Total	$14	$245	$399

Home closings (units):
Northern California	131	107	192
Southland / Los Angeles	258	326	221
San Diego / Riverside	150	288	611
Washington D.C. Area	272	375	556
Corporate and Other	14	63	2

Consolidated Total	825	1,159	1,582
Joint Ventures	14	22	36

Total	839	1,181	1,618

	Years Ended December 31
Segment Information	2007	2006	2005

Average selling price ($US):
Northern California	$921,000	$987,000	$1,036,000
Southland / Los Angeles	682,000	725,000	874,000
San Diego / Riverside	597,000	601,000	618,000
Washington D.C. Area	528,000	592,000	545,000
Corporate and Other	831,000	749,000	586,000

Consolidated Average	656,000	677,000	679,000
Joint Ventures	1,020,000	818,000	840,000

Average	$662,000	$679,000	$683,000

Net new orders (units): (1)
Northern California	141	112	150
Southland / Los Angeles	183	321	242
San Diego / Riverside	123	241	412
Washington D.C. Area	249	254	557
Corporate and Other	13	23	60

Consolidated Total	709	951	1,421
Joint Ventures	26	9	61

Total	735	960	1,482

Backlog (units at end of year): (2)
Northern California	27	17	12
Southland / Los Angeles	45	100	105
San Diego / Riverside	8	35	82
Washington D.C. Area	52	75	196
Corporate and Other	19	20	60

Consolidated Total	151	247	455
Joint Ventures	4	12	25

Total	155	259	480

Lots controlled (units at end of year):
Lots owned:
Northern California	1,325	1,245	1,392
Southland / Los Angeles	1,493	1,057	1,110
San Diego / Riverside	6,064	6,216	5,949
Washington D.C. Area	3,914	4,051	3,713
Corporate and Other	282	150	169

	13,078	12,719	12,333
Lots under option (3)	12,293	14,897	17,179

Total	25,371	27,616	29,512

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations.

(2)	Backlog represents the number of new homes subject to pending sales contracts.

(3)	Includes proportionate share of lots under option related to joint ventures.
Year Ended December 31, 2007 Compared with Year Ended December 31, 2006
Net Income
Net income for the year ended December 31, 2007 was $16 million, a decrease of $132 million when compared to the year ended December 31, 2006. Our decrease in net income was due to continued challenging market conditions in all our markets which resulted in impairment charges and write-downs on our housing and land assets, a 28% decrease in home closings and a reduction in our gross margin to 17% from 26% in 2006.

Results of Operations
Company-wide: Housing revenue was $541 million in 2007, a decrease of $243 million when compared to 2006. The decrease in housing revenue was a result of fewer homes closed from projects owned directly to 825 units, a decrease of 334 units or 28% when compared to 2006 home closings. The gross margin on housing revenue in 2007 was $92 million or 17% compared with $206 million or 26% in 2006. The decrease in gross margin and gross margin percentage was due to fewer home closings, continued increases in homebuyer incentives and reduced prices and product mix.
Land revenue in 2007 totaled $42 million on the sale of 1,328 lots compared with $88 million in 2006 on the sale of 834 lots. Although the number of lots sold increased in 2007 when compared to 2006, 1,249 of the lots sold in 2007 were held under option, and as a result our revenue per lot decreased significantly. The gross margin on land revenue was $10 million, a decrease of $39 million when compared to 2006. The decrease in gross margin was primarily due to a decrease in owned lots sold to 79 lots compared to 834 owned lots sold in 2006. The decrease in owned lots sold was due to the continued slow housing market conditions. Our land revenues may vary significantly from period to period due to the timing and nature of land sales, as they generally occur on an opportunistic basis and additionally such revenues are affected by local market conditions.
In 2007, we recognized impairment and write-downs on our housing and land inventory of $88 million compared to $10 million in 2006. The impairment charges and write-downs related to 580 finished lots located in the Inland Empire of California; 1,045 finished or graded lots in the Washington D.C. Area; 1,185 optioned lots located in California; and 2,536 optioned lots located in the Washington D.C. Area.
A summary of our gross margin is as follows:

($ millions)	2007	2006
Housing	$92	$206
Land	10	49
Impairment charges / write-downs	(88)	(10)

	$14	$245

Northern California: Housing revenue was $121 million in 2007, an increase of $15 million when compared to 2006. The increase in revenue was primarily due to an increase in homes closed. The gross margin on housing revenue was $17 million or 14% in 2007, compared with $20 million or 19% in 2006. Impairment and other charges totaled $5 million in 2007, compared with nil in 2006.
Southland / Los Angeles: Housing revenue was $176 million in 2007, a decrease of $60 million when compared to 2006. The decrease was due primarily to 68 fewer homes closed. Excluding impairment charges, the gross margin on housing revenue was $31 million or 18% compared with $55 million or 23% in 2006. The decrease in the gross margin percentage was a result of reduced selling prices, increases in homebuyer incentives and product mix.
Land revenue was $30 million in 2007, a decrease of $1 million when compared to 2006. The land revenue in 2007 comprised the sale of 1,249 lots held under option. The gross margin on 2007 land revenue was $8 million or 28% compared to $18 million or 58% in 2006. Impairment and other charges totaled $3 million in 2007, compared with
$5 million in 2006.
San Diego / Riverside: Housing revenue was $89 million in 2007, a decrease of $84 million when compared to 2006. The decrease was primarily due to fewer homes closed. The gross margin on housing revenue was $23 million or 26% compared with $64 million or 37% in 2006. The decrease in the gross margin percentage was a result of reduced selling prices, increases in homebuyer incentives and product mix. Impairment and other charges totaled $33 million in 2007, compared with nil in 2006.
Washington D.C. Area: Housing revenue was $143 million in 2007, a decrease of $79 million when compared to 2006. The decrease was primarily due to fewer homes closed. The gross margin on housing revenue was $19 million or 13% compared with $55 million or 25% in 2006. The decrease in the gross margin percentage was a result of reduced selling prices, increases in homebuyer incentives and product mix. Land revenue was $12 million in 2007, consistent with 2006. Impairment and other charges totaled $47 million in 2007, compared with $5 million in 2006.

Other Income and Expenses
Equity in earnings from housing and land joint ventures in 2007 totaled $13 million, a decrease of $45 million when compared to 2006. This decrease was primarily a result of a decrease in earnings from our Windemere joint venture of $34 million. Impairments from housing and land joint ventures totaled $15 million in 2007 compared to nil in 2006. The impairment charges in 2007 related to 581 lots.
Other (expense) / income in 2007 totaled an expense of $6 million, a decrease of $15 million when compared to 2006. The components of the 2007 other (expense) / income compared to 2006 are summarized as follows:

($ millions)	2007	2006
Change in fair value of interest rate swap contracts	$(8)	$—
Interest income	1	4
Other	1	5

	$(6)	$9

Sales Activity
Our net new orders for the year ended December 31, 2007 were 735 units, a decrease of 225 units compared to 2006. Based on our average of 33 active selling communities, our average sales rate during 2007 was approximately 0.4 sales per week per community, below the one sale per week, which has been considered a stable housing market.
Year Ended December 31, 2006 Compared With Year Ended December 31, 2005
Net Income
Net income for the year ended December 31, 2006 was $148 million, a decrease of $71 million when compared to the year ended December 31, 2005. Our decrease in net income was primarily attributable to fewer home and lot closings as a result of an industry-wide softening of demand during 2006.
Results of Operations
Company-wide: Housing revenue was $784 million in 2006, a decrease of $290 million compared to 2005. The decrease in housing revenue was a result of fewer homes closed in 2006 to 1,159 units, a decrease of 423 units or 27% when compared to 2005 home closings. The gross margin on housing revenue in 2006 was $206 million or 26% excluding write-downs of $3 million, compared with $324 million or 30% in 2005. The decrease in gross margin was due to fewer home closings and a reduction in the gross margin percentage as a result of an increase in homebuyer incentives and product mix.
Land revenues totaled $88 million in 2006 compared with $140 million in 2005. The decrease in land and other revenues were primarily the result of fewer lots sold in 2006 to 834 lots, a decrease of 408 lots, or 33% when compared to 2005. Our land revenues may vary significantly from period to period due to the timing and the nature of land sales as they generally occur on an opportunistic basis. The gross margin on land revenues totaled $49 million in 2006 excluding write-offs related to lot options on unentitled land that expired of $5 million and $2 million in the Washington D.C. Area and Southland / Los Angeles Area, respectively.
Northern California: Housing revenue was $106 million in 2006, a decrease of $93 million compared to 2005. The decrease in revenue was primarily attributable to a 44% decrease in homes closed. The gross margin on housing revenue in 2006 was $20 million or 19% compared with $58 million or 29% in 2005.
Land revenues were $9 million in 2006, compared to nil in 2005. The increase was due to a land sale that contributed $6 million to our gross margin.
Southland / Los Angeles: Housing revenue was $236 million in 2006, an increase of $43 million compared to 2005. The increase in revenue was due to a 47% increase in homes closed, partially offset by a 17% decrease in our average selling price. The gross margin on housing revenue was $55 million or 23% excluding write-downs of $2 million, compared with $41 million or 21% in 2005.
Land revenues were $31 million in 2006, an increase of $31 million when compared to 2005. The increase is primarily due to land sales which contributed $15 million to the gross margin in 2006.
San Diego / Riverside: Housing revenue was $173 million in 2006, a decrease of $205 million compared to 2005. The decrease in revenue was primarily attributable to a 53% decrease in homes closed and a 3% decrease in our average selling price. The gross margin on housing revenue was $64 million or 37% compared with $142 million or 38% in 2005.
Land revenues totaled $36 million in 2006, a decrease of $30 million when compared to 2005. The decrease was a result of 365 lots sold compared to 750 lots sold in 2005.
Washington D.C. Area: Housing revenue was $222 million in 2006, a decrease of $81 million compared to 2005. The decrease in revenue was primarily attributable to a 32% decrease in homes closed, partially offset by a 9% increase in our average selling price. The gross margin on housing revenue was $55 million or 25% excluding write-downs of $1 million, compared with $84 million or 28% in 2005. As a result of continuing challenging market conditions in this market, our gross margin percentage for the three months ended December 31, 2006 decreased to 12%.
Land revenues totaled $12 million, a decrease of $62 million when compared to 2005. The decrease was a result of 62 lots sold compared to 451 lots sold in 2005.
Other Income and Expenses
Equity in earnings from housing and land joint ventures in 2006 totaled $58 million, a decrease of $7 million when compared to 2005. In 2006, our Windemere joint venture in the San Francisco Bay Area contributed $43 million to our earnings from housing and land joint ventures compared to $41 million in 2006. This joint venture sold its remaining single family lots in 2006, and as a result, we expect it to contribute only nominally to our future earnings.
Selling, general and administrative expense was $59 million in 2006 compared with $90 million in 2005. Excluding stock compensation income of $4 million in 2006 and an expense of $23 million in 2005, selling, general and administrative expense as a percentage of housing revenue was 9.0% in 2006 and 6.2% in 2005. This percentage increase relates to a 27% decline in housing revenue when comparing 2006 to 2005.
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
Liquidity and Capital Resources
Financial Position
Our assets as of December 31, 2007 totalled $1,351 million compared to $1,401 million as of December 31, 2006, a decrease of $50 million. The decrease in 2007 was due to a decrease in cash and cash equivalents. Our housing and land inventory and investments in housing and land joint ventures are our most significant assets with a combined book value of $1,209 million or approximately 90% of our total assets. Our housing and land assets increased by a combined $43 million in 2007 when compared to 2006, and when impairments and other write-downs of $103 million are excluded, the increase was $146 million. The increase is due to the acquisition of 1,479 lots from joint venture partners and land previously held under option as well as higher levels of housing inventory. A summary of our lots owned and their stage of development at December 31, 2007 compared with the same period last year follows:

	2007	2006
Completed homes, including models	477	301
Homes under construction	91	185
Homes with foundation / slabs	165	217

Total housing units	733	703
Lots ready for house construction	2,683	2,072

	3,416	2,775
Graded lots and lots commenced grading	1,552	1,619
Undeveloped land	8,110	8,325

	13,078	12,719

Our total debt as of December 31, 2007 was $735 million, an increase of $117 million over December 31, 2006. Total debt as of December 31, 2007 consisted primarily of project specific financings of $645 million, which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged on a rolling basis. Our major project specific lenders are Bank of America, Housing Capital Corporation, Wells Fargo and Union Bank of California. Other debt includes a promissory note due to a subsidiary of our largest stockholder, Brookfield Asset Management Inc. As of December 31, 2007, the average interest rate on our debt was 7.1%, with maturities as follows:

	Maturities
($ millions)	2008	2009	2010	Post 2010	Total
Northern California	$61	$51	$15	$—	$127
Southland / Los Angeles	18	11	66	36	131
San Diego / Riverside	102	105	—	—	207
Washington D.C. Area	61	68	—	35	164
Other	8	90	8	—	106

Total	$250	$325	$89	$71	$735

We generally fund the development of our communities through the use of project specific financings. As of December 31, 2007, we had available project specific debt lines of $254 million that were available to complete land development and construction activities. As of December 31, 2007, we also had $60 million available on our revolving credit facility with Brookfield Asset Management Inc. Subsequent to December 31, 2007, this facility was increased from $150 million to $250 million.
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
Cash used in our operating activities totaled $44 million for the year ended December 31, 2007, compared with cash provided of $26 million in 2006, a decrease of $70 million. The decrease in cash generated was primarily the result of a decrease in net income of $132 million and a significant decrease in accounts payable and other liabilities. As a result of the continued challenges of the housing markets we operate in, we currently have elevated housing inventories relative to current sales rates. We are targeting to generate at least $100 million in operating cash flow in 2008 as we reduce this inventory.
Cash used in our investing activities in joint ventures for the year ended December 31, 2007 was $58 million, compared with cash used of $47 million in 2006. The increase in cash used was primarily a result of capital contributions to our joint ventures in Southern California.
Cash provided by our financing activities for the year ended December 31, 2007 was $24 million, compared with cash used of $91 million in 2006. Our sources of cash in 2007 were from net borrowings of $33 million, offset by dividend payments of $11 million.
Deferred Tax
Our Company was formed in the course of a reorganization in 2002 by Brookfield Properties of its United States homebuilding operations and was withdrawn from the Brookfield Properties consolidated tax group. The tax provisions that apply in connection with the reorganization, including the departure of a member from a consolidated group, are detailed and complex and are therefore subject to uncertainty. Our accounts payable and other liabilities included $51 million related to the uncertainties in tax attributes which were recorded when we left the Brookfield Properties consolidated tax group with $115 million of net operating losses and other uncertain tax positions. During the first quarter of 2007, the Company reversed accrued liabilities of $26 million related to the tax cost of properties in excess of fair value deducted against taxable income in previous years as a result of receiving a final assessment from income tax authorities in respect of an examination of a prior tax year. During the third quarter of 2007, the Company reversed the remaining accrued liability of $25 million which related to net operating losses deducted against taxable income in previous years as a result of this uncertain tax position becoming statute-barred.

Contractual Obligations and Other Commitments
A total of $525 million of our project specific and other financings matures prior to the end of 2009. Our high level of debt maturities in 2008 and 2009 are a result of our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate sufficient cash flow from our assets in 2008 and 2009 to repay these obligations. Our net debt to total capitalization ratio as of December 31, 2007, which is defined as total interest-bearing debt less cash, divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 61%, an increase from 53% as of December 31, 2006. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of this Form 10-K entitled Item 1A — “Risk Factors — Our Debt and Leverage Could Adversely Affect Our Financial Condition.”
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
A summary of our contractual obligations as of December 31, 2007 follows:

	Payment Due by Period
		Less than	1-3	3-5	More than
($ millions)	Total	1 Year	Years	Years	5 Years
Project specific and other financings(a)	$735	$250	$485	$—	$—
Operating lease obligations(b)	8	4	4	—	—
Purchase obligations(c)	521	120	121	280	—

Total (d)	$1,264	$374	$610	$280	$—

(a)	Amounts are included on the Consolidated Balance Sheet. See Note 4 of the Notes to the Consolidated Financial Statements included in this Form 10-K for additional information regarding project specific and other financings and related matters.

(b)	Amounts relate to multiple non-cancelable operating leases involving office space, design centers and model homes.

(c)	Amounts are included in the Notes to the Consolidated Financial Statements and include joint ventures. See Note 2 for additional information regarding purchase obligations and related matters.

(d)	Amounts do not include interest due to the floating nature of our debt.
Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control the land for an extended period of time, until options expire and/or we are ready to develop the land to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of December 31, 2007, we had $74 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options was $521 million. Pursuant to FIN 46R, as defined elsewhere in this Form 10-K, we have consolidated $27 million of these option contracts. Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-K for additional information on our lot options.
We also own 3,458 lots through our proportionate share of joint ventures. As of December 31, 2007, our investment in housing and land joint ventures totaled $131 million. We have provided varying levels of guarantees of debt in our joint ventures. As of December 31, 2007, we had recourse guarantees of $9 million and limited capital maintenance guarantees with respect to $76 million of debt in our joint ventures. During 2007, we did not have any loan re-margin requirements on our debt in our joint ventures.
We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of December 31, 2007, we had $19 million in letters of credit outstanding and $212 million in performance bonds for these purposes. The costs to complete related to our letters of credit and performance bonds are $12 million and $109 million, respectively. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.

Stock Repurchase Program
Our Board of Directors approved a share repurchase program that allows us to repurchase in aggregate up to
$144 million of our outstanding common shares, of which the remaining amount approved for repurchases at December 31, 2007 was approximately $49 million.
Recent Accounting Pronouncements
In February 2007, the United States Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows companies to choose to measure certain financial instruments and other items at fair value. Companies electing the fair value option are required to report subsequent changes in fair value in earnings. This Statement is effective for fiscal years beginning after November 15, 2007 (our fiscal year beginning January 1, 2008) and interim periods within those fiscal years. We are currently reviewing the impact of SFAS 159 on our consolidated financial statements.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. We are currently reviewing the impact of SFAS 157 on our consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We adopted the provisions of FIN 48 on January 1, 2007.
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
The following table presents a summary of our operating results for each of the last eight quarters:

	December 31		September 30		June 30		March 31
($ millions, except home closings
and per share amounts)	2007	2006	2007	2006	2007	2006	2007	2006
Total revenue	$197	$329	$121	$176	$157	$229	$108	$138
Gross margin / (loss)	(22)	77	(13)	51	28	71	21	46
Contribution from land sales to net income	6	5	—	5	—	11	—	5
Net income / (loss)	(24)	58	2	28	9	43	29	19
Diluted earnings per share (1)	(0.91)	2.19	0.06	1.03	0.35	1.57	1.07	0.68
Home closings (units) (2)	272	481	179	232	237	269	151	199
Total assets	1,351	1,401	1,382	1,263	1,386	1,246	1,365	1,235
Total debt	735	618	691	611	655	626	643	617

(1)	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

(2)	Includes joint ventures.
Non-Arms’ Length Transactions
We are party to a license agreement with Brookfield Properties (US) Inc., an indirect wholly-owned subsidiary of Brookfield Properties, for the right to use the names “Brookfield” and “Brookfield Homes.” In addition, we have entered into an agreement with a subsidiary of Brookfield Asset Management Inc., our largest stockholder, under which we can deposit cash on a demand basis to earn LIBOR plus 50 basis points. At December 31, 2007, the amount on deposit was nil. A subsidiary of Brookfield Asset Management Inc. has provided us with an unsecured revolving credit facility in the form of a promissory note that was amended most recently in February 2008. The facility bears interest at LIBOR plus 3.0%, and at December 31, 2007, there was $90 million outstanding under this facility. For details of these arrangements and other non-arms’ length transactions refer to “Certain Relationships and Related Transactions, and Director Independence” which is incorporated by reference into Item 13 of this report from our definitive 2008 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 29, 2008.
Forward-Looking Statements
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “planned,” “estimate,” “project,” “future,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The forward-looking statements in this annual report on Form 10-K include, among others, statements with respect to:
•	planned home closings, deliveries and land and lot sales (and the timing thereof);

•	sources of strategies and foundations for future growth;

•	lot supply;

•	supply and demand equilibrium;

•	visibility of cash flow and earnings;

•	financing sources;

•	ability to create shareholder value;

•	expectations of future cash flow;

•	valuation allowances;

•	the effect of interest rate changes;

•	strategic goals;

•	the effect on our business of existing lawsuits;

•	the adequacy of our land supply;

•	whether or not our letters of credit or performance bonds will be drawn upon;

•	acquisition strategies;

•	capital expenditures; and

•	the time at which construction and sales begin on a project.
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
Interest Rates
We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest-bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition, we have interest rate swap contracts which effectively fix $260 million of our variable rate debt at an average rate of 6.59%. Based on our net debt levels as of December 31, 2007, a 1% change up or down in interest rates would have either a negative or positive effect of approximately $5 million on our cash flows.
Our interest rate swaps are not designated as hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” We are exposed to market risk associated with changes in the fair values of the swaps, and such changes must be reflected in our income statements. As of December 31, 2007, the fair value of the interest rate swaps totaled a liability of $6 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Stockholders of Brookfield Homes Corporation
We have audited the accompanying consolidated balance sheets of Brookfield Homes Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brookfield Homes Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 6 to the financial statements, effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.”
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
February 8, 2008

BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		As at December 31
	Note	2007	2006

Assets
Housing and land inventory	2	$1,078,229	$1,075,192
Investments in housing and land joint ventures	3	130,546	90,325
Consolidated land inventory not owned	2	26,748	59,381
Receivables and other assets		50,066	37,031
Cash and cash equivalents		9,132	86,809
Deferred income taxes	6	55,943	52,715

		$1,350,664	$1,401,453

Liabilities and Equity
Project specific and other financings	4	$734,572	$617,931
Accounts payable and other liabilities	5	159,956	320,061
Minority interest	8	76,486	92,055
Preferred stock — 10,000,000 shares authorized, no shares issued	9	—	—
Common stock — 65,000,000 authorized, 32,073,781 shares issued (December 31, 2006 — 32,073,781 shares issued)	9	321	321
Additional paid-in capital	9	145,101	146,730
Treasury stock, at cost — 5,410,368 shares (December 31, 2006 — 5,519,275 shares)	9	(243,701)	(248,606)
Retained earnings	9	477,929	472,961

		$1,350,664	$1,401,453

See accompanying notes to consolidated financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		Years Ended December 31
	Note	2007	2006	2005

Revenue
Housing		$541,432	$784,162	$1,074,155
Land		41,922	88,118	139,756

		583,354	872,280	1,213,911
Direct cost of sales	2	(481,263)	(616,470)	(815,423)
Impairments and write-offs of option deposits	2	(87,630)	(10,388)	—

		14,461	245,422	398,488
Equity in earnings from housing and land joint ventures	3	12,745	58,284	65,084
Impairments of investments in housing and land joint ventures	3	(15,029)	—	—
Other (expense) / income		(5,717)	9,347	17,141
Selling, general and administrative expense		(69,819)	(59,829)	(89,693)

Operating (Loss) / Income		(63,359)	253,224	391,020
Minority interest		7,028	(18,378)	(36,498)

(Loss) / Income Before Taxes		(56,331)	234,846	354,522
Income tax recovery / (expense)	6	71,958	(86,492)	(135,782)

Net Income		$15,627	$148,354	$218,740

Earnings Per Share
Basic	10	$0.59	$5.52	$7.17
Diluted	10	$0.58	$5.45	$7.04
Weighted Average Common Shares Outstanding (in thousands)
Basic	10	26,627	26,874	30,497
Diluted	10	26,851	27,243	31,071
See accompanying notes to consolidated financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(all dollar amounts are in thousands of U.S. dollars)

		Years Ended December 31
	Note	2007	2006	2005

Common Stock		$321	$321	$321

Additional Paid-in Capital
Opening balance	1	146,730	146,249	142,016
Stock option exercises	9	(1,629)	481	4,233

Ending balance		145,101	146,730	146,249

Treasury Stock
Opening balance	1	(248,606)	(217,182)	(22,091)
Share repurchases	9	—	(37,922)	(198,847)
Stock option exercises	9	4,905	6,498	3,756

Ending balance		(243,701)	(248,606)	(217,182)

Retained Earnings
Opening balance		472,961	335,261	125,870
Net income		15,627	148,354	218,740
Dividends	9	(10,659)	(10,654)	(9,349)

Ending balance		477,929	472,961	335,261

Total stockholders’ equity		$379,650	$371,406	$264,649

See accompanying notes to consolidated financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	Years Ended December 31
	2007	2006	2005

Cash Flows From / (Used in) Operating Activities

Net income	$15,627	$148,354	$218,740
Adjustments to reconcile net income to net cash provided by operating activities:
Distributed income from housing and land joint ventures	277	9,497	11,319
Minority interest	(7,028)	18,378	36,498
Deferred income taxes	(3,228)	(3,298)	(10,955)
Impairments and write-offs of option deposits	87,630	10,388	—
Impairments of investments in housing and land joint ventures	15,029	—	—
Other changes in operating assets and liabilities:
(Increase) / decrease in receivables and other assets	(13,035)	57,050	(20,095)
Decrease / (increase) in housing and land inventory	10,272	(187,959)	(232,057)
(Decrease) / increase in accounts payable and other liabilities	(149,820)	(26,274)	56,771

Net cash (used in) / provided by operating activities	(44,276)	26,136	60,221

Cash Flows From / (Used in) Investing Activities

Investment in housing and land joint ventures	(77,102)	(72,403)	(35,980)
Distribution from housing and land joint ventures	19,146	25,841	31,211

Net cash used in investing activities	(57,956)	(46,562)	(4,769)

Cash Flows From / (Used in) Financing Activities

Net borrowings / (repayments) under revolving project specific land other financings	33,180	(33,501)	179,312
Distributions to minority interest	(5,675)	(14,627)	(24,858)
Contributions from minority interest	7,588	5,364	9,726
Exercise of stock options	121	164	244
Repurchase of common shares	—	(37,922)	(198,847)
Dividends paid in cash	(10,659)	(10,654)	(9,349)

Net cash provided by / (used in) financing activities	24,555	(91,176)	(43,772)

(Decrease) / increase in cash and cash equivalents	(77,677)	(111,602)	11,680
Cash and cash equivalents at beginning of year	86,809	198,411	186,731

Cash and cash equivalents at end of year	$9,132	$86,809	$198,411

Supplemental Cash Flow Information

Interest paid	$58,300	$58,873	$37,567
Income taxes paid	22,154	89,102	146,000
Non-cash (decrease) / increase in consolidated land inventory not owned	(18,744)	22,285	(24,510)

Acquisitions of unconsolidated entities’ assets and liabilities

Increase in housing and land inventory	$104,050	—	—
Liabilities assumed	101,621	—	—
Reduction in investment in housing and land joint ventures	2,429	—	—
See accompanying notes to consolidated financial statements

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Note 1. Significant Accounting Policies
(a) Basis of Presentation
Brookfield Homes Corporation (the “Company” or “Brookfield Homes”) was incorporated on August 28, 2002 as a wholly-owned subsidiary of Brookfield Properties Corporation (“Brookfield Properties”) to acquire as of October 1, 2002 all of the California and Washington D.C. Area land development and homebuilding operations (the “Land and Housing Operations”) of Brookfield Properties pursuant to a reorganization of its business (the “Spin-off”). On January 6, 2003, Brookfield Properties completed the Spin-off by distributing all of the issued and outstanding common stock it owned in the Company to its common stockholders. Brookfield Homes began trading as a separate company on the New York Stock Exchange on January 7, 2003.
These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the consolidated accounts of Brookfield Homes and its subsidiaries and investments in unconsolidated joint ventures and variable interest entities in which the Company is the primary beneficiary.
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
(ii) Carrying values: In accordance with the Financial Accounting Standard Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” housing and land assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. To arrive at this amount, the Company estimates the cash flow for the life of each project. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. Such projections assume current home selling prices, cost estimates and sales rates for short-term projects are consistent with recent sales activity. For longer-term projects, planned sales rates for 2008 and 2009 assume recent sales activity and normalized sales rates beyond 2009. If these assets are considered to be impaired, they are then written down to fair value less estimated selling costs. The ultimate fair values for the Company’s housing and land inventory are dependent upon future market and economic conditions.
(iii) Capitalized costs: Capitalized costs include the costs of acquiring land, development and construction costs, interest, property taxes and overhead related to the development of land and housing. Direct costs are capitalized to individual homes and lots and other costs are allocated to each lot in proportion to the Company’s anticipated revenue.
(c) Joint Ventures
The Company participates in a number of joint ventures in which it has less than a controlling interest to develop and sell land to the joint venture members and other third parties. These joint ventures are accounted for using the equity method. The Company recognizes its proportionate share of the earnings from the sale of lots to other third parties. The Company defers its share of earnings from the purchase of lots from its joint ventures and reduces its cost basis of the land purchased, accordingly.
(d) Use of Estimates
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires estimates and assumptions that affect the carrying amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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
SFAS 109 requires a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In determining the Company’s need for a valuation allowance, the Company considers all available evidence, both positive and negative. The Company considers current and future expected losses or profits, the length of the statutory carryforward periods, the Company’s history with operating loss and tax credit carryforwards not expiring unused, and tax planning strategies. During 2007, the Company incurred a loss as a result of the challenging market conditions. At December 31, 2007 and 2006, the Company’s deferred tax asset was $55.9 million and $52.7 million, respectively. Based on the Company’s evaluation, a valuation allowance is not required as it is more likely than not that the deferred tax asset will be realized. The Company will continue to evaluate the need for a valuation allowance in the future.
(g) Stock-Based Compensation
The Company accounts for stock option grants and deferred share unit grants in accordance with SFAS 123(R) “Share-Based Payment.” All stock options granted have exercise prices equal to the market value of the stock on the date of the grant. Participants in the option plan can elect to purchase shares at the exercise price or receive cash equal to the difference between the exercise price and the current market price.
Accordingly, the Company records and re-measures at each balance sheet date the fair value of these options using a Black-Scholes option pricing model and deferred share units as a liability as disclosed in accounts payable. See Note 7 “Stock-Based Compensation” for further discussion.
(h) Other Comprehensive Income
The Company adheres to U.S. GAAP reporting requirements with respect to the presentation and disclosure of other comprehensive income; however, it has been determined by management that no material differences exist between net income and comprehensive income for each of the periods presented.
(i) Earnings Per Share
Earnings per share is computed in accordance with SFAS 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the year. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding including all dilutive potentially issuable shares under various stock option plans.
(j) Advertising Costs
The Company expenses advertising costs as incurred. For the years ended December 31, 2007, 2006 and 2005, the Company incurred advertising costs of $11.9 million, $10.7 million and $8.8 million, respectively.
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

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
(l) Variable Interest Entities
In December 2003, the FASB issued revised FASB Interpretation No. 46 (Revised 2003) (“FIN 46R”), “Consolidation of Variable Interest Entities” (“VIEs”), an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” which replaced the previous version of FASB Interpretation 46 issued in January 2003 (“FIN 46”). The decision whether to consolidate a VIE begins with establishing that a VIE exists. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investor lacks one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity, and the right to receive the expected residual returns. The entity with the majority of the expected losses or expected residual returns of the entity or both is considered to be the primary beneficiary of the entity and is required to consolidate such entity. The Company has determined it is the primary beneficiary of certain VIEs which are presented in these financial statements under “Consolidated land inventory not owned” with the interests of others included in “Minority interest.” See Notes 2 and 3 for further discussion on the consolidation of land option contracts and joint ventures.
(m) Derivatives
The Company records derivatives at fair market value with all changes marked-to-market in the consolidated statement of income because hedge accounting is not applied.
(n) Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows companies to choose to measure certain financial instruments and other items at fair value. Companies electing the fair value option are required to report subsequent changes in fair value in earnings. This Statement is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008) and interim periods within those fiscal years. The Company is currently reviewing the impact of SFAS 159 on its consolidated financial statements.
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
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company adopted the provisions of FIN 48 on January 1, 2007. See Note 6 “Income Taxes,” for further discussion.
(o) Reclassification
Certain prior period amounts in the consolidated balance sheet and consolidated statements of income have been reclassified to conform with the December 31, 2007 presentation. Specifically, accounts payable and other liabilities now includes deferred compensation which had previously been shown as a component of project specific and other financings, and other (expense) / income is shown separately which had previously been shown as a component of land and other revenues.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Note 2. Housing and Land Inventory
Housing and land inventory includes homes completed and under construction and lots ready for construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	December 31
	2007	2006

Housing inventory	$600,241	$571,352
Model homes	58,042	42,706
Land and land under development	419,946	461,134

	$1,078,229	$1,075,192

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the years ended December 31, 2007, 2006 and 2005, interest incurred and capitalized by the Company was $58.3 million, $58.9 million and $37.6 million, respectively. Capitalized interest expensed as direct cost of sales for the same periods was $34.3 million, $24.7 million and $23.8 million, respectively.
Capitalized costs are expensed as costs of sales, on a specific identification basis or on a relative value basis in proportion to anticipated revenue. Included in direct costs of sales is $449.7 million of costs related to housing revenue (2006 — $578.1 million) and $31.6 million of costs related to land sales (2006 — $38.4 million), excluding impairment charges.
For the year ended December 31, 2007, the Company recognized $66.4 million of impairment charges related to the housing and land the Company directly owns (2006 — $3.1 million). The $66.4 million in impairment charges is related to 1,625 lots located in San Diego / Riverside and the Washington D.C. Area. In addition, the Company wrote-off $21.2 million (2006 — $7.3 million) primarily related to unentitled lot option agreements on 3,721 lots that expired or which the Company is no longer pursuing.
In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions of such agreements. Under these option agreements, the Company will fund deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be VIEs, it is the primary beneficiary of options for 204 lots with an aggregate exercise price of $26.7 million (2006 — 1,083 lots with an aggregate exercise price of $59.4 million) which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $21.8 million (2006 — $40.5 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.
Housing and land inventory includes non-refundable deposits and other entitlement costs totaling $55.6 million (2006 — $76.6 million) in connection with options that are not required to be consolidated under the provisions of FIN 46R. The total exercise price of these options is $409.4 million (2006 — $670.3 million) including the non-refundable deposits identified above. The number of lots which the Company has obtained an option to purchase, excluding those already consolidated, and their respective dates of expiry and their exercise price follows:

	Number	Total Exercise
Year of Expiry	of Lots	Price
2008	1,189	$85,927
2009	6	2,000
2010	2,738	85,624
Thereafter	6,961	235,802

	10,894	$409,353

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Investments in housing and land joint ventures includes $19.5 million of the Company’s share of non-refundable deposits and other entitlement costs in connection with 1,195 lots under option. The Company’s share of the total exercise price of these options is $85.4 million.
The Company holds agreements for a further 1,012 acres of longer term land with non-refundable deposits and other entitlement costs of $4.0 million which is included in housing and land inventory that may provide additional lots upon obtaining entitlements with an aggregate exercise price of $76.0 million. However, given that the Company is in the initial stage of land entitlement, the Company has concluded at this time that the level of uncertainty in entitling these properties does not warrant including them in the above totals.
In the ordinary course of business, the Company selectively acquires land that it anticipates will provide a minimum return on invested capital. During December 2007, the Company acquired its former partner’s 50% interest in two of its joint ventures. As a result of the acquisitions, the Company now owns 100% of these ventures and they are included in the Company’s consolidated financial statements. These acquisitions resulted in an increase to the Company’s housing and land inventory of $104.0 million, an increase to project specific and other financings of $100.5 million, an increase to accounts payable and other liabilities of $1.2 million and a decrease in investments in housing and land joint ventures of $2.4 million.
In addition, during January 2008, the Company acquired the interest of a joint venture partner for $5.4 million. As a result, the Company now owns 100% of this venture and it will be included in the Company’s consolidated financial statements in the first quarter of 2008.
Note 3. Investments in Housing and Land Joint Ventures
The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures follows:

	December 31
	2007	2006
Assets
Housing and land inventory	$476,250	$452,359
Other assets	11,526	38,063

	$487,776	$490,422

Liabilities and Equity
Project specific financings	$193,259	$253,529
Accounts payable and other liabilities	26,497	32,319
Investment and advances
Brookfield Homes	130,546	90,325
Others	137,474	114,249

	$487,776	$490,422

Revenue and Expenses
Revenue	$87,327	$459,893
Expenses	(98,289)	(232,938)

Net (loss) / income	$(10,962)	$226,955

Company’s share of net income	$12,745	$58,284

Impairments of investments in housing and land joint ventures	$(15,029)	$—

In reporting the Company’s share of net income, all inter-company profits or losses from housing and land joint ventures are eliminated on lots purchased by the Company from the joint ventures.
During 2007, in accordance with Accounting Principles Board Opinion No. 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock,” the Company recognized impairment charges of $15.0 million related to two joint ventures as a result of continued deterioration in these projects which resulted in the carrying value of the Company’s investment in these joint ventures exceeding their estimated fair value.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
During 2007, the Company formed a joint venture with California State Teachers’ Retirement System (“CalSTRS”) to entitle and develop land for residential use primarily in California. During the fourth quarter of 2007, the Company contributed its investment in 1,249 lots to this joint venture, which resulted in net proceeds of $30.0 million and a gain of $8.8 million.
As described in Note 1(c), joint ventures in which the Company has a non-controlling interest are accounted for using the equity method. In addition, the Company has performed an evaluation of its existing joint venture relationships by applying the provisions of FIN 46R.
The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At December 31, 2007, the Company had recourse guarantees of $8.5 million (2006 — $12.7 million) and limited maintenance guarantees of $12.0 million (2006 — $12.7 million) with respect to debt in its joint ventures. As of December 31, 2007, the fair market value of the recourse guarantees was insignificant.
Note 4. Project Specific and Other Financings
The Company has total project specific and other financings outstanding as at December 31, 2007 of $734.6 million (2006 — $617.9 million).
Project specific financings of $644.6 million (2006 — $599.1 million) are revolving in nature, bear interest at floating rates with a weighted average rate of 7.0% as at December 31, 2007 (December 31, 2006 — 8.0%) and are secured by housing and land inventory. The weighted average rate was calculated as of the end of each period, based upon the amount of debt outstanding and the related interest rates applicable on that date.
Interest rates charged under project specific financings include LIBOR and prime rate pricing options. The maximum amount of borrowings during the years ended December 31, 2007, 2006 and 2005 were $644.6 million, $607.5 million, and $600.8 million, respectively. The average borrowings during 2007, 2006 and 2005 were $610.6 million, $601.1 million, and $528.8 million, respectively.
Other financings of $90.0 million (2006 — $18.8 million) consist of amounts drawn on an unsecured revolving credit facility due to a subsidiary of the Company’s largest stockholder, Brookfield Asset Management Inc., and in 2006 also included other mortgage loans. Other financings bear interest at a weighted average rate of 7.2% as at December 31, 2007 (December 31, 2006 — 7.5%).
Project specific and other financings mature as follows: 2008 — $249.6 million; 2009 — $325.1 million; 2010 — $89.3 million; and 2011 — $70.6 million.
Note 5. Accounts Payable and Other Liabilities
The components of accounts payable and other liabilities included in the Company’s balance sheet are summarized as follows:

	December 31
	2007	2006
Trade payables and cost to complete accruals	$46,017	$70,187
Warranty costs	17,844	19,569
Customer deposits	2,495	4,030
Stock-based compensation	13,164	33,824
Due to minority interest	23,573	31,863
Accrued and deferred compensation	46,304	89,636
Income tax liabilities	—	65,794
Other	10,559	5,158

	$159,956	$320,061

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Note 6. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The differences that give rise to the net deferred tax asset are as follows:

	December 31
	2007	2006
Compensation deductible for tax purposes when paid	$20,434	$39,047
Differences relating to properties	32,927	14,013
Other	2,582	(345)

	$55,943	$52,715

Included in income tax liabilities is nil (2006 — $51.1 million) related to uncertainties in tax attributes which were recorded at the time of the Spin-off discussed in Note 1(a). On the Spin-off, the Company left the Brookfield Properties consolidated tax group with $115.0 million of net operating losses and other uncertain tax positions.
Effective January 1, 2007, the Company adopted the provisions of FIN 48. There was no impact to the Company’s financial statements as a result of adopting FIN 48.
A reconciliation of unrecognized tax benefits / (liabilities) is as follows:

2007
Balance, January 1, 2007	$(51,480)
Additions and reductions based on tax positions related to the current year	—
Additions and reductions for tax positions of prior years	—
Position settled during the year	51,480

Balance, December 31, 2007	$—

During 2007, the Company received an assessment as a result of a review by the taxation authorities of a previously filed tax return. As a result of the assessment, the Company paid additional taxes of $3.0 million, including interest and penalties of $0.9 million, and the Company also released $26.5 million of accrued liabilities related primarily to the tax cost of properties in excess of fair value deducted against taxable income in previous years. The Company released a further $25.0 million of accrued tax liabilities related to uncertain tax positions that became statute-barred in 2007. The Company’s 2004 and 2005 federal income tax returns are currently being examined by the taxation authorities and federal taxation year 2006 remains open for examination.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax recovery / expense.
The Company has computed the tax provisions for the periods presented based upon accounting income recognized, adjusted for expenses that are not deductible for tax purposes. The provision for income taxes for each of the three years ended December 31, 2007, 2006 and 2005 are as follows:

	December 31
	2007	2006	2005
Current	$(68,730)	$89,790	$146,737
Deferred	(3,228)	(3,298)	(10,955)

Income tax (recovery) / expense	$(71,958)	$86,492	$135,782

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
A reconciliation of the statutory income tax rate and the effective rate follows:

	December 31
	2007	2006	2005
Statutory federal rate	35.0%	35.0%	35.0%
State income tax	1.0%	4.0%	4.0%
Uncertain tax liability reversals	91.4%	—	—
Other	0.3%	(2.2)%	(0.7)%

Effective rate	127.7%	36.8%	38.3%

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
Total compensation costs recognized in income related to the Company’s stock options during the years ended December 31, 2007, 2006 and 2005 was income of $5.7 million, income of $0.2 million and expense of $12.9 million, respectively.
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
The significant weighted average assumptions relating to the valuation of the Company’s stock options for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Dividend yield	0.0% — 2.53%	1.07%
Volatility rate	57%	40%
Risk-free interest rate	3.1% — 3.6%	4.7% — 5.1%
Expected option life (years)	0 — 7.0	1.0 — 7.0

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
The following table sets out the number of common shares that employees of the Company may acquire under options granted under the Company’s stock option plan:

	December 31, 2007		December 31, 2006		December 31, 2005
		Weighted Average		Weighted Average		Weighted Average
		Per Share		Per Share		Per Share
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	678,051	$21.02	678,576	$10.52	756,625	$3.83
Granted	260,000	$36.41	140,000	$52.00	124,000	$36.25
Exercised	(155,732)	$1.06	(140,525)	$1.17	(202,049)	$1.26
Cancelled	—	—	—	—	—	—

Outstanding, end of year	782,319	$30.11	678,051	$21.02	678,576	$10.52

Options exercisable at year end	256,919	$18.15	191,326	$9.81	138,526	$3.93

The weighted average grant date fair value of options granted during 2007 was $12.17 per option compared to $15.17 per option in 2006. The intrinsic value of options exercised during 2007 and 2006 was $4.5 million and $6.8 million, respectively. Shares were issued out of treasury stock for options exercised during the year except those where the cash feature was utilized. At December 31, 2007, the aggregate intrinsic value of options currently exercisable is $1.8 million and the aggregate intrinsic value of options outstanding is $2.3 million.
At December 31, 2007, there was $0.4 million of unrecognized compensation expense related to unvested options, which is expected to be recognized over a weighted average period of approximately 2.5 years.
The following table summarizes information about stock options held by employees of the Company outstanding at December 31, 2007:

	Options	Weighted	Options
	Outstanding at	Average	Exercisable at
	December	Remaining	December
Exercise Prices Per Share	31, 2007	Contract Life	31, 2007
$1.00	73,319	4.9 years	73,319
$1.74	90,000	5.2 years	49,000
$21.94	95,000	6.2 years	57,000
$36.25	124,000	7.2 years	49,600
$52.00	140,000	8.2 years	28,000
$36.41	260,000	9.2 years	—

Deferred Share Unit Plans
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

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
In addition, the Company has adopted a Senior Operating Management Deferred Share Unit Plan (“MDSUP”) under which certain senior operating management employees receive a portion of their annual compensation in the form of deferred share units.
The DSUP and the MDSUP provide that no shares of the Company’s common stock will be issued, authorized, reserved, purchased or sold at any time in connection with units allocated and under no circumstances are units considered shares of common stock, or entitle any participant to the exercise of any other rights arising from the ownership of shares of common stock. As of December 31, 2007, the Company had granted 623,423 units under the DSUP all of which were outstanding at December 31, 2007, and of which 512,565 units are vested and 110,857 units vest over the next five years. As of December 31, 2007, the Company had granted 54,479 units under the MDSUP, all of which were outstanding at December 31, 2007. Total compensation costs recognized in income in connection with the DSUP and MDSUP for the years ended December 31, 2007, 2006 and 2005 were income of $12.4 million, income of $4.1 million and expense of $9.8 million, respectively. Compensation costs recognized in income will fluctuate based on the year end share price.
Note 8. Minority Interest
Minority interest represents the equity in consolidated subsidiaries that is owned by others. Total minority interest as at December 31, 2007 of $76.5 million (2006 — $92.0 million) consisted of the following:
(a) Ownership interests of certain business unit presidents of the Company totaling $52.9 million (2006 — $51.5 million). In the event a business unit president (“Minority Member”) of the Company is no longer employed by an affiliate of the Company, the Company has the right to purchase the Minority Member’s interest and the Minority Member has the right to require the Company to purchase their interest. Should such rights be exercised, the purchase price will be based on the then bulk sales value.
(b) Third party investments of consolidated variable interest entities of $21.8 million (2006 — $40.5 million) and of consolidated joint ventures of $1.8 million (2006 — nil).
(c) Included in accounts payable and other liabilities is $23.6 million (2006 — $31.9 million) of amounts due to minority interest.
Note 9. Stockholders’ Equity
(a) Preferred Stock — The Company currently does not have shares of preferred stock outstanding.
(b) Treasury Stock — The Company’s Board of Directors has approved a share repurchase program that allows the Company to repurchase in aggregate up to $144 million of the Company’s outstanding common shares, of which the remaining amount approved for repurchases at December 31, 2007 was $48.8 million. During the year ended December 31, 2007, the Company did not repurchase any shares and during the year ended December 31, 2006, the Company repurchased 964,200 shares at an average price of $39.30 per share.
(c) Dividends — During the year, the Company’s Board of Directors declared a semi-annual cash dividend of $0.20 per common share payable in June and December.
(d) Exercise of Stock Options — During the year ended December 31, 2007, certain officers exercised options to purchase a total of 108,907 shares of the Company’s common stock at an average price of $1.00 per share. An additional 46,825 options were exercised using the cash feature. During the year ended December 31, 2006, certain officers exercised options to purchase a total of 140,525 shares of the common stock at an average price of $1.17 per share.
Note 10. Earnings Per Share
Basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 were calculated as follows (in thousands except per share amounts):

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)

	Years Ended December 31
	2007	2006	2005
Numerator:
Net income	$15,627	$148,354	$218,740

Denominator:
Basic average shares outstanding	26,627	26,874	30,497
Net effect of stock options assumed to be exercised	224	369	574

Diluted average shares outstanding	26,851	27,243	31,071

Basic earnings per share	$0.59	$5.52	$7.17

Diluted earnings per share	$0.58	$5.45	$7.04

At December 31, 2007, outstanding options to purchase 0.6 million shares were considered anti-dilutive and were excluded from the computation of diluted earnings per share (2006 — 0.1 million). All options outstanding at December 31, 2005 were included in the computation of diluted earnings per share.
Note 11. Commitments, Contingent Liabilities and Other
(a) The Company, in the normal course of its business, has issued performance bonds and letters of credit pursuant to various facilities which at December 31, 2007, amounted to $211.9 million (December 31, 2006 — $248.7 million, 2005 — $266.4 million) and $19.3 million (December 31, 2006 — $22.8 million, 2005 — $21.4 million), respectively. The majority of these commitments have been issued to municipal authorities as part of the obligations of the Company in connection with the land servicing requirements.
(b) The Company is party to various legal actions arising in the ordinary course of business. Management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.
(c) During 2006, the Company entered into an unsecured revolving credit facility that was amended in March 2007, October 2007, and February 2008 with a subsidiary of Brookfield Asset Management Inc., the Company’s largest stockholder. The facility was originally for an aggregate principal amount of $50.0 million and has been increased to an amount not to exceed $250.0 million. Included in project specific and other financings is $90.0 million related to this facility. The interest rate on this facility is LIBOR plus 3.00% per annum and the facility matures in September 2009. During the years ended December 31, 2007 and 2006, interest of $5.0 million and $0.5 million, respectively, was incurred related to this facility.
(d) When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the State where the Company conducts business which range up to ten years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Balance, at beginning of year	$19,569	$17,743	$18,202
Payments and other adjustments made during the year	(6,682)	(4,689)	(5,246)
Warranties issued during the year	4,957	6,515	4,787

Balance, at end of year	$17,844	$19,569	$17,743

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
(e) The Company leases certain facilities under non-cancelable operating leases. Rental expense incurred by the Company amounted to $2.5 million for 2007 (2006 — $2.1 million). At December 31, 2007, future minimum rent payments under these operating leases were $1.8 million for 2008, $0.4 million for 2009, and $0.2 million for 2010.
(f) The Company is exposed to financial risk that arises from the fluctuations in interest rates. The interest bearing assets and liabilities of the Company are mainly at floating rates and, accordingly, their fair values approximate cost. The Company would be negatively impacted, on balance, if interest rates were to increase. From time to time, the Company enters into interest rate swap contracts. As at December 31, 2007, the Company had seven interest rate swap contracts outstanding which effectively fixed $260.0 million of the Company’s variable rate debt at an average rate of 6.59%. The contracts expire between 2009 and 2017. At December 31, 2007, the fair market value of the contracts was a liability of $6.2 million (2006 — asset of $2.2 million included in receivables and other assets) and was included in accounts payable and other liabilities. Expense of $8.5 million was recognized during the year ended December 31, 2007 (2006 — income of $0.1 million) and was included in other (expense) / income. All interest rate swaps are recorded at fair market value because hedge accounting has not been applied.
(g) During 2006, the Company entered into an equity swap transaction maturing in July 2007 at an average cost per share of $26.72, which effectively fixed the stock compensation liability on 620,000 shares. During 2007, the Company amended the equity swap transaction. The revised equity swap matures July 2008 at an average cost of $28.41 per share, and effectively fixes the stock compensation on 1,003,302 shares which is included in accounts payable and other liabilities. During 2007, the notional amount of the equity swap was amended to an average cost of $15.87 per share on 1,010,200 shares. At December 31, 2007 and 2006, the fair market value of the equity swap was a liability of $0.3 million, included in accounts payable and other liabilities, and an asset of $6.5 million included in receivables and other assets, respectively. An expense of $19.2 million and income of $6.1 million was recognized during the years ended December 31, 2007 and 2006, respectively, and was included in selling and general and administrative expense. The equity swap is recorded at fair market value because hedge accounting has not been applied.
(h) The Company offers mortgage brokerage services exclusively to its customers in each of its markets. The Company has agreements with various lenders to receive a fee on loans made by the lenders to customers that the Company introduces to the lenders. The Company provides mortgage origination services to its customers in the Washington D.C. Area and does not retain or service the mortgages it originates. The Company customarily sells all of the loans and loan servicing rights that it originates in the secondary market within a month of origination and on a limited recourse basis, generally limited to early payments, defaults, or fraud and misrepresentation.
Note 12. Segment Information
As defined in SFAS 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has five operating segments. The Company has four reportable segments: Northern California, Southland / Los Angeles, San Diego / Riverside, and the Washington D.C. Area. The fifth operating segment is quantitatively immaterial.
The Company is a land developer and residential homebuilder. The Company is organized and manages its business based on the geographical areas in which it operates. Each of the Company’s segments specializes in lot entitlement and development and the construction of single-family and multi-family homes. The Company evaluates performance and allocates capital based primarily on return on assets together with a number of other risk factors. Earnings performance is measured using segment operating income. The accounting policies of the segments are the same as those described in Note 1, “Significant Accounting Policies.”

	Years ended December 31,
Revenues	2007	2006	2005
Northern California	$120,684	$114,775	$198,987
Southland / Los Angeles	205,990	267,515	194,355
San Diego / Riverside	89,556	208,519	443,521
Washington D.C. Area	155,489	234,261	377,048
Corporate and Other	11,635	47,210	—

Total Revenues	$583,354	$872,280	$1,213,911

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)

	Years ended December 31,
	2007	2006	2005
Segment Operating (Loss) / Income
Northern California	$249	$57,496	$88,049
Southland / Los Angeles	12,475	51,975	36,167
San Diego / Riverside	(16,823)	85,646	173,819
Washington D.C. Area	(40,471)	38,214	110,125
Corporate and Other	(18,789)	19,893	(17,140)

Total Operating (Loss) / Income	(63,359)	253,224	391,020
Minority Interest	7,028	(18,378)	(36,498)

(Loss) / Income Before Taxes	$(56,331)	$234,846	$354,522

	December 31,
Housing and Land Assets(1)	2007	2006
Northern California	$310,946	$302,424
Southland / Los Angeles	198,483	203,829
San Diego / Riverside	387,575	376,717
Washington D.C. Area	287,994	293,117
Corporate and Other	50,525	48,811

Total	$1,235,523	$1,224,898

(1)	Consists of housing and land inventory, investments in housing and land joint ventures and consolidated land inventory not owned.
The following tables set forth additional financial information relating to the Company’s reportable segments:

	Years Ended December 31,
	2007	2006	2005
Impairments and Write-offs of Option Deposits
Northern California	$4,700	$—	$—
Southland / Los Angeles	3,300	4,970	—
San Diego / Riverside	32,982	—	—
Washington D.C. Area	46,648	5,418	—
Corporate and Other	—	—	—

	$87,630	$10,388	$—

Equity in Earnings from Housing and Land Joint Ventures
Northern California	$7,675	$42,629	$40,739
Southland / Los Angeles	—	(552)	6,296
San Diego / Riverside	3,832	12,853	7,409
Washington D.C. Area	302	3,354	10,640
Corporate and Other	936	—	—

	$12,745	$58,284	$65,084

	December 31,
	2007	2006
Investments in Housing and Land Joint Ventures
Northern California	$—	$6,791
Southland / Los Angeles	32,541	6,872
San Diego / Riverside	50,165	32,536
Washington D.C. Area	41,777	36,256
Corporate and Other	6,063	7,870

Total	$130,546	$90,325

All revenues are from external customers and are of origin in the United States. There were no customers that contributed 10% or more of the Company’s total revenues during the years ended December 31, 2007, 2006 and 2005. All of the Company’s assets are in the United States.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2007, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of December 31, 2007, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
There was no change in our internal control over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. We have not identified any material weakness in our internal control over financial reporting.
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
The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Stockholders of Brookfield Homes Corporation
We have audited the internal control over financial reporting of Brookfield Homes Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 8, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
February 8, 2008

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our directors and the remaining information called for by this item is incorporated by reference from our 2008 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 29, 2008 (120 days after the end of our fiscal year). The following table provides the name, age and position of each of our current executive officers and significant employees.

Name	Age	Position Held

Executive Officers:

Ian G. Cockwell	60	President and Chief Executive Officer

Paul G. Kerrigan	40	Executive Vice President and Chief Financial Officer

William B. Seith	58	Executive Vice President, Risk Management

Significant Employees:

Stephen P. Doyle	50	President, Brookfield Homes San Diego Holdings LLC

Adrian Foley	45	President, Brookfield Homes Southland Holdings LLC

Robert Hubbell	50	President, Brookfield Washington LLC

John J. Ryan	48	President, Brookfield Homes Bay Area Holdings LLC

Richard T. Whitney	44	President, Brookfield California Land Holdings LLC
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
Stephen Doyle was appointed President of our San Diego / Riverside business unit in 1996. Mr. Doyle has 28 years of experience in the real estate industry. Prior to joining Brookfield Properties, Mr. Doyle spent 15 years working for other California homebuilders. Mr. Doyle is a licensed attorney and registered civil engineer in California.
Adrian Foley was appointed President of our Southland / Los Angeles business unit in 2004. Mr. Foley has 21 years of experience in the real estate industry. Prior to joining Brookfield in 1996, Mr. Foley was employed by another California homebuilder. Mr. Foley holds a bachelors degree in Construction from the University of London.
Robert Hubbell was appointed President of our Washington D.C. Area business unit in 1998. Mr. Hubbell has 24 years of experience in the real estate industry and has been with Brookfield for 18 years. Mr. Hubbell holds a bachelors degree in civil engineering.
John Ryan was appointed President of our San Francisco Bay Area business unit in 1995. Mr. Ryan has 24 years of real estate and development experience. After six years as a manager in public accounting, specializing in real estate, Mr. Ryan spent eight years with another public homebuilder before joining Brookfield Properties in 1995. Mr. Ryan is a licensed Certified Public Accountant and general contractor.

Richard Whitney was appointed President of Brookfield California Land Holdings LLC in 2002. Prior to his appointment, Mr. Whitney served as Senior Vice President, Finance of Brookfield Residential Group. Mr. Whitney joined Brookfield Properties in 1994.
Item 11. Executive Compensation
The information called for by this item is incorporated by reference from our 2008 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 29, 2008 (120 days after the end of our fiscal year).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated by reference from our 2008 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 29, 2008 (120 days after the end of our fiscal year), except for the information required by this item with respect to equity compensation plans which is set forth under Item 5 of this annual report on Form 10-K and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated by reference from our 2008 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 29, 2008 (120 days after the end of our fiscal year).
Item 14. Principal Accounting Fees and Services
The information called for by this item is incorporated by reference from our 2008 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 29, 2008 (120 days after the end of our fiscal year).
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
(i)	Financial Statements: See Item 8 of this report, beginning on page 30.

(ii)	Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have either been incorporated in the consolidated financial statements and accompanying notes or are not applicable to us.

(iii)	Exhibits: Refer to the Exhibit Index to this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of February, 2008.

Brookfield Homes Corporation
By:	/s/ IAN G. COCKWELL
Ian G. Cockwell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. STELZL
Robert L. Stelzl	Chairman of the Board	February 29, 2008

/s/ IAN G. COCKWELL
Ian G. Cockwell	President and Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ PAUL G. KERRIGAN
Paul G. Kerrigan	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2008

/s/ JOAN H. FALLON
Joan H. Fallon	Director	February 29, 2008

/s/ ROBERT A. FERCHAT
Robert A. Ferchat	Director	February 29, 2008

/s/ J. BRUCE FLATT
J. Bruce Flatt	Director	February 29, 2008

/s/ BRUCE T. LEHMAN
Bruce T. Lehman	Director	February 29, 2008

/s/ ALAN NORRIS
Alan Norris	Director	February 29, 2008

/s/ DAVID M. SHERMAN
David M. Sherman	Director	February 29, 2008

/s/ MICHAEL D. YOUNG
Michael D. Young	Director	February 29, 2008

EXHIBIT INDEX

Exhibit	Description
2.1	Purchase Agreement between Brookfield California Holdings Inc. and Brookfield Homes Corporation, effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

2.2	Purchase Agreement between Brookfield Homes (US) Inc. and Brookfield Homes Holdings Inc., effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

2.3	Purchase Agreement between Brookfield Washington Inc. and Brookfield Homes Holdings Inc., effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.3 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

2.4	Purchase Agreement between Brookfield Homes of California Inc. and Brookfield Homes Holdings Inc., effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.4 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

2.5	Purchase Agreement between Brookfield Washington Inc., Brookfield Homes of California Inc. and Brookfield Homes Corporation, effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.5 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

2.6	Purchase Agreement between Brookfield Homes of California Inc. and Intercontinental Investment & Development Bank Corporation, effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.6 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

3.1	Amended and Restated Certificate of Incorporation — Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

3.2	By-laws — Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

4.1	Description of Common Stock (see Article FOURTH of Exhibit A to Exhibit 3.1) — Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

4.2	Form of Deposit Facility — Incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2004.

4.3	Revolving Credit Facility dated June 12, 2006 — Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.

4.4	Amendment to Revolving Credit Facility date March 5, 2007 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2007.

4.5	Amendment to Revolving Credit Facility dated October 11, 2007 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 17, 2007.

4.6	Amendment to Revolving Credit Facility dated February 7, 2008 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2008.

4.7*	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments.

10.1	License Agreement — Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

10.2†	Form of Stock Option Plan — Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

10.3†	Form of Deferred Share Unit Plan — Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

10.4†*	Deferred Share Unit Plan — 2008.

21.1	List of Subsidiaries — Incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

31.1*	Rule 13a-14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.

31.2*	Rule 13a-14(a) certification by Paul G. Kerrigan, Executive Vice President and Chief Financial Officer.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

†	Executive Officers management contract or compensatory plan or arrangement
Copies of certain of the exhibits filed with or incorporated by reference into this annual report on Form 10-K do not accompany copies of this annual report on Form 10-K made available to our stockholders. We will furnish a copy of any of such exhibits to any stockholder requesting the same.