Form 10-K/A
period 2007-12-31
BROOKFIELD HOMES CORP
filed 2008-03-12
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

Explanatory Note:
This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends our annual report for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on March 4, 2008 (the “Form 10-K”). We are filing this Form 10-K/A to report the following corrections to clerical errors contained in the Form 10-K: (1) Part II, Item 8, “Note 2. Housing and Land Inventory” has been amended to report the correct acres of longer term land of 6,067, the correct non-refundable deposits and other entitlements costs of $9.1 million, and the correct aggregate exercise price of $194.9 million; (2) Part II, Item 8, “Note 3. Investments in Housing and Land Joint Ventures” has been amended to report the correct limited maintenance guarantees of $76.1 million in 2007 and $89.4 million in 2006; (3) Part II, Item 8, “Note 11. Commitments, Contingent Liabilities and Other (e)” has been amended to report the correct rental expense of $4.5 million for 2007 and $3.8 million in 2006 and to report the correct future minimum rent payments under operating leases of $3.7 million for 2008, $2.3 million for 2009, $1.2 million for 2010, $0.4 million for 2011 and $0.4 million thereafter.
The corrected figures provided in this Form 10-K/A were from our audited financial statements for the year ended December 31, 2007. No other information contained in the original filing is amended by this Form 10-K/A. The Form 10-K has been corrected and furnished in its entirety in this Form 10-K/A.

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
Current Business Environment
2007 was one of the most challenging years for the housing industry on record. The supply of resale and new homes far exceeds demand and even though new home production in the United States has dropped to 1.1 million units per year, we do not anticipate that an equilibrium between the supply and demand for housing will be reached before 2009. This continuing imbalance, as well as the disruption in credit markets, has led to continued weak consumer confidence, a critical factor for home sales. For additional information and analysis of the impact to our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K/A.
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
Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control the land for an extended period of time, until options expire and/or we are ready to develop the land to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of December 31, 2007, we had $74 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options was $521 million. Pursuant to FIN 46R, as defined elsewhere in this Form 10-K/A, we have consolidated $27 million of these option contracts. Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-K/A for additional information on our lot options.
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
The Company holds agreements for a further 6,067 acres of longer term land with non-refundable deposits and other entitlement costs of $9.1 million which is included in housing and land inventory that may provide additional lots upon obtaining entitlements with an aggregate exercise price of $194.9 million. However, given that the Company is in the initial stage of land entitlement, the Company has concluded at this time that the level of uncertainty in entitling these properties does not warrant including them in the above totals.
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
The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At December 31, 2007, the Company had recourse guarantees of $8.5 million (2006 — $12.7 million) and limited maintenance guarantees of $76.1 million (2006 — $89.4 million) with respect to debt in its joint ventures. As of December 31, 2007, the fair market value of the recourse guarantees was insignificant.
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

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
(e) The Company leases certain facilities under non-cancelable operating leases. Rental expense incurred by the Company amounted to $4.5 million for 2007 (2006 — $3.8 million). At December 31, 2007, future minimum rent payments under these operating leases were $3.7 million for 2008, $2.3 million for 2009, $1.2 million for 2010, $0.4 million for 2011 and $0.4 million thereafter.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March, 2008.

Brookfield Homes Corporation
By:	/s/ IAN G. COCKWELL
Ian G. Cockwell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. STELZL
Robert L. Stelzl	Chairman of the Board	March 12, 2008

/s/ IAN G. COCKWELL
Ian G. Cockwell	President and Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2008

/s/ PAUL G. KERRIGAN
Paul G. Kerrigan	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2008

/s/ JOAN H. FALLON
Joan H. Fallon	Director	March 12, 2008

/s/ ROBERT A. FERCHAT
Robert A. Ferchat	Director	March 12, 2008

/s/ J. BRUCE FLATT
J. Bruce Flatt	Director	March 12, 2008

/s/ BRUCE T. LEHMAN
Bruce T. Lehman	Director	March 12, 2008

/s/ ALAN NORRIS
Alan Norris	Director	March 12, 2008

/s/ DAVID M. SHERMAN
David M. Sherman	Director	March 12, 2008

/s/ MICHAEL D. YOUNG
Michael D. Young	Director	March 12, 2008

EXHIBIT INDEX

Exhibit	Description
2.1	Purchase Agreement between Brookfield California Holdings Inc. and Brookfield Homes Corporation, effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

2.2	Purchase Agreement between Brookfield Homes (US) Inc. and Brookfield Homes Holdings Inc., effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

2.3	Purchase Agreement between Brookfield Washington Inc. and Brookfield Homes Holdings Inc., effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.3 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

2.4	Purchase Agreement between Brookfield Homes of California Inc. and Brookfield Homes Holdings Inc., effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.4 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

2.5	Purchase Agreement between Brookfield Washington Inc., Brookfield Homes of California Inc. and Brookfield Homes Corporation, effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.5 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

2.6	Purchase Agreement between Brookfield Homes of California Inc. and Intercontinental Investment & Development Bank Corporation, effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.6 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

3.1	Amended and Restated Certificate of Incorporation — Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

3.2	By-laws — Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

4.1	Description of Common Stock (see Article FOURTH of Exhibit A to Exhibit 3.1) — Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

4.2	Form of Deposit Facility — Incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2004.

4.3	Revolving Credit Facility dated June 12, 2006 — Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.

4.4	Amendment to Revolving Credit Facility date March 5, 2007 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2007.

4.5	Amendment to Revolving Credit Facility dated October 11, 2007 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 17, 2007.

4.6	Amendment to Revolving Credit Facility dated February 7, 2008 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2008.

4.7*	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments.

10.1	License Agreement — Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

10.2†	Form of Stock Option Plan — Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

10.3†	Form of Deferred Share Unit Plan — Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

10.4†*	Deferred Share Unit Plan — 2008.

21.1	List of Subsidiaries — Incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

31.1*	Rule 13a-14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.

31.2*	Rule 13a-14(a) certification by Paul G. Kerrigan, Executive Vice President and Chief Financial Officer.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

†	Executive Officers management contract or compensatory plan or arrangement
Copies of certain of the exhibits filed with or incorporated by reference into this annual report on Form 10-K/A do not accompany copies of this annual report on Form 10-K/A made available to our stockholders. We will furnish a copy of any of such exhibits to any stockholder requesting the same.