Form 10-Q
period 2008-03-31
BROOKFIELD HOMES CORP
filed 2008-05-12
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☐      No ☑
As of May 5, 2008, the registrant had outstanding 26,663,413 shares of its common stock, $0.01 par value per share.

INDEX
BROOKFIELD HOMES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		March 31,	December 31,
	Note	2008	2007
Assets

Housing and land inventory	2	$1,118,644	$1,078,229
Investments in housing and land joint ventures	3	126,612	130,546
Consolidated land inventory not owned	2	25,548	26,748
Receivables and other assets		54,001	50,066
Cash and cash equivalents		10,762	9,132
Deferred income taxes	6	58,148	55,943

		$1,393,715	$1,350,664

Liabilities and Equity

Project specific and other financings		$798,036	$734,572
Accounts payable and other liabilities	4	146,874	159,956
Minority interest	2	81,631	76,486
Preferred stock - 10,000,000 shares authorized, no shares issued		—	—
Common – 65,000,000 shares authorized, 32,073,781 shares issued (December 31, 2007 – 32,073,781 shares issued)		321	321
Additional paid-in-capital		145,101	145,101
Treasury stock, at cost – 5,410,368 shares (December 31, 2007 – 5,410,368 shares)		(243,701)	(243,701)
Retained earnings		465,453	477,929

		$1,393,715	$1,350,664

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		(Unaudited)
		Three Months Ended
		March 31,
	Note	2008	2007
Revenue
Housing		$66,406	$104,040
Land		3,286	3,519

		69,692	107,559
Direct cost of sales	2	(59,356)	(86,581)
Impairments on housing and land inventory	2	(6,150)	—

		4,186	20,978

Equity in earnings from housing and land joint ventures	3	39	324
Other (expense) / income	8(d)	(9,030)	387
Selling, general and administrative expense		(16,605)	(16,512)

Operating (Loss) / Income		(21,410)	5,177
Minority interest		1,286	(165)

(Loss) / Income Before Taxes		(20,124)	5,012
Income tax recovery		7,648	23,648

Net (Loss) / Income		$(12,476)	$28,660

(Loss ) / Earnings Per Share
Basic	5	$(0.47)	$1.08
Diluted	5	$(0.47)	$1.07
Weighted Average Common Shares Outstanding (in thousands)
Basic	5	26,663	26,615
Diluted	5	26,663	26,894
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Three Months Ended
	March 31,
	2008	2007
Common Stock	$321	$321

Additional Paid-in Capital
Opening balance	145,101	146,730
Stock option exercises	—	(664)

Ending balance	145,101	146,066

Treasury Stock
Opening balance	(243,701)	(248,606)
Stock option exercises	—	3,302

Ending balance	(243,701)	(245,304)

Retained Earnings
Opening balance	477,929	472,961
Net (loss) / income	(12,476)	28,660

Ending balance	465,453	501,621

Total stockholders’ equity	$367,174	$402,704

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Three Months Ended
	March 31,
	2008	2007
Cash Flows From / (Used in) Operating Activities
Net (loss) / income	$(12,476)	$28,660
Adjustments to reconcile net (loss) / income to net cash used in operating activities:
Income (loss) from housing and land joint ventures	(39)	266
Minority interest	(1,286)	165
Deferred income taxes	(2,205)	1,216
Impairments on housing and land inventory	6,150	—
Other changes in operating assets and liabilities:
(Increase) / decrease in receivables and other assets	(3,935)	10,409
Increase in housing and land inventory	(10,935)	(31,071)
Decrease in accounts payable and other liabilities	(7,078)	(97,867)

Net cash used in operating activities	(31,804)	(88,222)

Cash Flows From / (Used in) Investing Activities
Investments in housing and land joint ventures	(7,305)	(7,405)
Distribution from housing and land joint ventures	47	835
Acquisition of additional interest in joint venture	(5,400)	—

Net cash used in investing activities	(12,658)	(6,570)

Cash Flows From / (Used in) Financing Activities
Net borrowings under revolving project specific and other financings	45,464	22,478
Distributions to minority interest	(272)	(1,750)
Contributions from minority interest	900	1,474
Exercise of stock options	—	73

Net cash provided by financing activities	46,092	22,275

Increase / (decrease) in cash and cash equivalents	1,630	(72,517)
Cash and cash equivalents at beginning of period	9,132	86,809

Cash and cash equivalents at end of period	$10,762	$14,292

Supplemental Cash Flow Information

Interest paid	$14,982	$15,402

Income taxes paid	$—	$21,549

Non-cash (decrease) / increase in consolidated land inventory not owned	$(201)	$10,064

Acquisition of Additional Interest in Joint Venture

Increase in housing and land inventory	$29,231	$—

Reduction in investment in housing and land joint ventures	$11,231	$—

Increase in project specific and other financings	$18,000	$—
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
These consolidated financial statements include the accounts of Brookfield Homes and its subsidiaries and investments in joint ventures and variable interests in which the Company is the primary beneficiary.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, they should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2007. In the opinion of management, all adjustments necessary for fair presentation of the accompanying consolidated financial statements have been made.
The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of income for the three months March 31, 2008 are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
(b) Recent Accounting Pronouncements
In February 2007, the United States Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows companies to choose to measure certain financial instruments and other items at fair value. Companies electing the fair value option are required to report subsequent changes in fair value in earnings. This Statement was effective for the Company’s fiscal year beginning January 1, 2008. The Company did not elect the fair value option in FAS 159 and the standard had no impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted SFAS 157 as of January 1, 2008. See Notes 2 and 8 for fair value disclosure.
Note 2. Housing and Land Inventory
Housing and land inventory includes homes completed and under construction and lots ready for construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	March 31,	December 31,
	2008	2007
Housing inventory	$609,515	$600,241
Model homes	58,854	58,042
Land and land under development	450,275	419,946

	$1,118,644	$1,078,229

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three months ended March 31, 2008 and 2007, interest incurred and capitalized by the Company was $15.0 million and $15.4 million, respectively. Capitalized interest expensed as direct cost of sales for the same periods was $4.5 million and $6.1 million, respectively.
Capitalized costs are expensed as costs of sales on a specific identification basis or on a relative value basis in proportion to anticipated revenue. Included in direct cost of sales is $55.9 million of costs related to housing revenue for the three months ended March 31, 2008 (March 31, 2007 – $83.8 million) and $3.5 million of costs related to land sales
(March 31, 2007 – $2.8 million), excluding impairment charges.
For the period ended March 31, 2008, due to continued challenging housing market conditions, the Company recognized $6.2 million of impairment charges related to the housing and land the Company directly owns (2007 – nil). The $6.2 million in impairment charges is related to 222 lots located in Southland and the Washington D.C. Area. The basis used to determine fair value for the housing and land inventory impaired during the quarter is as follows:

	Fair Value Measurements
	At March 31, 2008 Using
	Significant Other
	Observable Inputs	Total
	(Level 2)	Gains / (Losses)

Housing and land inventory impaired during the quarter	$22,614	$(6,150)

The fair value measurements for housing and land inventory are determined by comparing the carrying amount of an asset to cash flows expected to be generated by the asset. To arrive at this amount, the Company estimates the cash flow for the life of each project. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. Such projections generally assume current home selling prices, cost estimates and sales rates for short-term projects are consistent with recent sales activity. For longer-term projects, planned sales rates for 2008 and 2009 assume recent sales activity and normalized sales rates beyond 2009. If the future undiscounted cash flows are less than the carrying amount, the asset is considered to be impaired. If the assets are considered to be impaired, they are then written down to fair value less estimated selling costs. In addition, when assessing fair value, the Company also calculates a static residual value analysis, which is assessed in conjunction with the discounted value analysis.
In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions of such agreements. Under these option agreements, the Company will fund deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be variable interest entities (“VIE’s”), it is the primary beneficiary of options for 197 lots with an aggregate exercise price of $25.5 million (December 31, 2007 – 204 lots with an aggregate exercise price of $26.7 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $21.6 million (December 31, 2007 – $21.8 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Housing and land inventory includes non-refundable deposits and other entitlement costs totaling $58.1 million (December 31, 2007 – $55.6 million) in connection with options that are not required to be consolidated under the provisions of FASB Interpretation No. 46 (Revised 2003) (“FIN 46R”). The total exercise price of these options is $366.6 million (December 31, 2007 – $409.4 million) including the non-refundable deposits identified above. The number of lots for which the Company has obtained an option to purchase, excluding those already consolidated, and their respective dates of expiry and their exercise price follows:

	Number	Total
	of	Exercise
Year of Expiry	Lots	Price
2008	207	$57,079
2009	6	2,000
2010	2,238	76,624
Thereafter	7,461	230,876

	9,912	$366,579

Investments in housing and land joint ventures includes $19.6 million of the Company’s share of non-refundable deposits and other entitlement costs in connection with 1,329 lots under option. The Company’s share of the total exercise price of these options is $84.9 million.
The Company holds agreements for a further 5,829 acres of longer term land, with non-refundable deposits and other entitlement costs of $9.5 million which is included in housing and land inventory that may provide additional lots upon obtaining entitlements with an aggregate exercise price of $185.0 million. However, given that the Company is in the initial stage of land entitlement, the Company has concluded at this time that the level of uncertainty in entitling these properties does not warrant including them in the above totals.
In the ordinary course of business, the Company selectively acquires land that it anticipates will provide a minimum return on invested capital. During January 2008, the Company acquired its former partner’s 50% interest in one of its joint ventures for a cash consideration of $5.4 million. As a result, the Company now owns 100% of this venture and it is included in the Company’s consolidated financial statements. This acquisition resulted in an increase to the Company’s housing and land inventory of $29.2 million, an increase to project specific and other financings of $18.0 million and a decrease in investments in housing and land joint ventures of $11.2 million.
In addition, during April 2008, the Company acquired the interest of a joint venture partner for a cash consideration of $1.4 million. As a result, the Company now owns 100% of this venture and it will be included in the Company’s consolidated financial statements in the second quarter of 2008, increasing housing and land inventory by approximately $69.9 million, increasing project specific and other financings by approximately $42.7 million, increasing accounts payable and other liabilities by approximately $3.1 million, and decreasing investment in housing and land joint ventures by approximately $22.7 million.

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

	March 31,	December 31,
	2008	2007
Assets
Housing and land inventory	$455,058	$476,250
Other assets	11,698	11,526

	$466,756	$487,776

Liabilities and Equity
Project specific financings	$180,843	$193,259
Accounts payable and other liabilities	26,841	26,497
Investment and advances
Brookfield Homes	126,612	130,546
Others	132,460	137,474

	$466,756	$487,776

	Three Months Ended
	March 31,
	2008	2007
Revenue and Expenses
Revenue	$5,494	$7,188
Expenses	(3,206)	(6,456)

Net income	$2,288	$732

Company’s share of net income	$39	$324

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
The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At March 31, 2008, the Company had recourse guarantees of $21.4 million (December 31, 2007 – $8.5 million) and limited maintenance guarantees of $57.9 million (December 31, 2007 – $76.1 million) with respect to debt in its joint ventures. As of March 31, 2008, the fair market value of the recourse guarantees was insignificant.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 4. Accounts Payable and Other Liabilities
The components of accounts payable and other liabilities included in the Company’s balance sheet are summarized as follows:

	March 31,	December 31,
	2008	2007
Trade payables and cost to complete accruals	$42,960	$46,017
Warranty costs (Note 8 (c))	17,006	17,844
Customer deposits	3,184	2,495
Stock-based compensation	15,326	13,164
Due to minority interest	17,569	23,573
Accrued and deferred compensation	29,329	46,304
Swap contracts (Note 8 (d) and (e))	15,844	6,523
Other	5,656	4,036

	$146,874	159,956

Note 5. (Loss) / Earnings Per Share
Basic and diluted (loss) / earnings per share for the three months ended March 31, 2008 and 2007 were calculated as follows (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net (loss) / income	$(12,476)	$28,660

Denominator:
Basic average shares outstanding	26,663	26,615
Net effect of stock options assumed to be exercised	—	279

Diluted average shares outstanding	26,663	26,894

Basic (loss) / earnings per share	$(0.47)	$1.08

Diluted (loss) / earnings per share	$(0.47)	$1.07

For the three months ended March 31, 2008 and 2007, options to purchase 1.0 million shares and 0.4 million shares, respectively were outstanding and anti-dilutive and were excluded from the computation of diluted earnings per share.
Note 6. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The differences that give rise to the net deferred tax asset are as follows:

	March 31,	December 31,
	2008	2007
Compensation deductible for tax purposes when paid	$20,554	$20,434
Differences relating to properties	31,470	32,927
Other	6,124	2,582

	$58,148	$55,943

As at March 31, 2008, the Company had no unrecognized tax asset or liability (2007 – nil).

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
The total compensation costs recognized in income related to the Company’s stock options during the three months ended March 31, 2008 was an expense of $0.6 million (2007 – income of $1.7 million).
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
The significant weighted average assumptions relating to the valuation of the Company’s stock options for the three months ended March 31, 2008 were as follows:

2008
Dividend yield	0.0% - 3.16%
Volatility rate	63%
Risk-free interest rate	2.5% - 3.8%
Expected option life (years)	0.0 - 7.0

The following table sets out the number of common shares that employees of the Company may acquire under options granted under the Company’s stock option plan:

	March 31, 2008
		Weighted
		Average per
		Share Exercise
	Shares	Price
Outstanding, January 1, 2008	782,319	$30.11
Granted	210,000	$15.90
Exercised	—	—
Cancelled	—	—

Outstanding, March 31, 2008	992,319	$27.10

Options exercisable at March 31, 2008	421,719	$22.29

The weighted average grant date fair value of options granted during the three months ended March 31, 2008 was $6.65 per option compared to $12.17 per option during the three months ended March 31, 2007. The intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was nil and $2.6 million, respectively. At March 31, 2008, the aggregate intrinsic value of options currently exercisable is $2.5 million and the aggregate intrinsic value of options outstanding is $2.5 million.
At March 31, 2008, there was $1.9 million of unrecognized expense related to unvested options, which is expected to be recognized over the weighted average period of 2.7 years.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Deferred Share Unit Plan
The Company has adopted a Deferred Share Unit Plan (“DSUP”) under which certain of its executive officers, and directors may, at their option, receive all or a portion of their annual bonus awards or retainers, respectively, in the form of deferred share units. The Company may also make additional grants of units to its executives and directors pursuant to the DSUP. As of March 31, 2008, the Company had granted 911,159 units under the DSUP, all of which were outstanding at March 31, 2008, and of which 536,128 units are currently vested and 375,031 vest over the next five years.
In addition, the Company has adopted a Senior Operating Management Deferred Share Unit Plan, (“MDSUP”) under which certain senior operating management employees receive a portion of their annual compensation in the form of deferred share units. As of March 31, 2008, the Company had granted 72,199 units under the MDSUP, all of which were outstanding at March 31, 2008.
The financial statement impact relating to the DSUP and MDSUP for the three months ended March 31, 2008 and 2007 were expense of $1.3 million and income of $2.7 million, respectively.
Note 8. Commitments, Contingent Liabilities and Other
(a) The Company is party to various legal actions arising in the ordinary course of business. Management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.
(b) During 2006, the Company entered into an unsecured revolving credit facility that was most recently amended in February 2008 with a subsidiary of Brookfield Asset Management Inc., the Company’s largest stockholder. The facility was originally for an aggregate principal amount not to exceed $50.0 million, and has been increased to an amount not to exceed $250.0 million. Included in project specific and other financings is $202.0 million related to this facility. The interest rate on this facility is LIBOR plus 3.00% per annum and the facility matures in September, 2009. During the three months ended March 31, 2008 and 2007, interest of $2.6 million and $0.4 million, respectively, was incurred related to this facility.
(c) When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the State where the Company conducts business which range up to ten years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the three months ended March 31, 2008 and 2007:

	2008	2007
Balance, at beginning of period	$17,844	$19,569
Payments and other adjustments made during the period	(1,399)	(1,414)
Warranties issued during the period	561	1,223

Balance, end of period	$17,006	$19,378

(d) The Company is exposed to financial risk that arises from the fluctuations in interest rates. The interest bearing assets and liabilities of the Company are mainly at floating rates and, accordingly, their fair values approximate cost. The Company would be negatively impacted on balance, if interest rates were to increase. From time to time, the Company enters into interest rate swap contracts. As at March 31, 2008, the Company had seven interest rate swap

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
contracts outstanding which effectively fixed $260.0 million of the Company’s variable rate debt at an average rate of 6.8% per annum. The contracts expire between 2009 and 2017. At March 31, 2008, the fair market value of the contracts was a liability of $15.5 million (December 31, 2007 – liability of $6.2 million) and was included in accounts payable and other liabilities. Expense of $9.3 million was recognized during the three months ended March 31, 2008 (2007 – expense of $0.6 million) and was included in other (expense) / income. All interest rate swaps are recorded at fair market value because hedge accounting has not been applied. The basis used to determine fair value for the interest rate swap contracts is as follows:

	Fair Value Measurement
	At March 31, 2008 Using
	Significant Other
	Observable Inputs	Total
	(Level 2)	Gains / (Losses)
Interest rate swap contracts	$(15,520)	$(9,291)

The fair value measurements for the interest rate swap contracts are determined based on notional amounts, terms to maturity, and the USD Libor rates. The Libor rates vary depending on the term to maturity and the conditions set out in the underlying swap agreements.
(e) During 2006, the Company entered into an equity swap transaction maturing in July 2007 at an average cost per share of $26.72, which effectively fixed the stock compensation liability on 620,000 shares. During 2007, the Company amended the equity swap transaction. The revised equity swap matures July 2008 at an average cost of $28.41 per share, and effectively fixes the stock compensation on 1,003,302 shares. During 2008, the notional amount of the equity swap was amended to an average cost of $16.79 per share on 1,022,987 shares. At March 31, 2008, the fair market value of the equity swap was a liability of $0.3 million (December 31, 2007 – liability of $0.3 million) and was included in accounts payable and other liabilities. An expense of nil and $3.4 million was recognized during the three months ended March 31, 2008 and 2007, and was included in selling and general and administrative expense. The equity swap is recorded at fair market value because hedge accounting has not been applied. The basis used to determine the fair value of the equity swap contract is as follows:

	Fair Value Measurements
	At March 31, 2008 Using
	Significant Other
	Observable Inputs	Total
	(Level 2)	Gains / (Losses)
Equity swap contract	$(324)	$—

(f) The Company offers mortgage brokerage services exclusively to its customers in each of its markets. The Company has agreements with various lenders to receive a fee on loans made by the lenders to customers that the Company introduces to the lenders. The Company provides mortgage origination services to its customers in the Washington D.C. Area and does not retain or service the mortgages it originates. The Company customarily sells all of the loans and loan servicing rights that it originates in the secondary market within a month of origination and on a limited recourse basis, generally limited to early payments, defaults, or fraud and misrepresentation.

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

	Three Months Ended
	March 31,
	2008	2007
Revenues
Northern California	$9,203	$9,785
Southland / Los Angeles	24,726	51,581
San Diego / Riverside	12,860	15,324
Washington, D.C. Area	22,903	21,419
Corporate and Other	—	9,450

Total Revenues	$69,692	$107,559

Segment Operating Income (Loss)
Northern California	$(1,039)	$(1,300)
Southland / Los Angeles	(415)	6,292
San Diego / Riverside	1,453	2,173
Washington D.C. Area	(7,702)	(286)
Corporate and Other	(13,707)	(1,702)

Total Operating (Loss) / Income	(21,410)	5,177
Minority Interest	1,286	(165)

Net (Loss) / Income before Taxes	$(20,124)	$5,012

	March 31,	December 31,
	2008	2007
Housing and Land Assets 1)
Northern California	$322,034	$310,946
Southland / Los Angeles	193,492	198,483
San Diego / Riverside	413,702	387,575
Washington, D.C. Area	286,634	287,994
Corporate and Other	54,942	50,525

	$1,270,804	$1,235,523

1)	Consists of housing and land inventory, investments in housing and land joint ventures and consolidated land inventory not owned.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The following tables set forth additional financial information relating to the Company’s reportable operating segments:

	Three Months Ended March 31,
	2008	2007
Equity in earnings/(loss) from Housing and Land Joint Ventures:
Northern California	$—	$—
Southland / Los Angeles	—	—
San Diego / Riverside	—	—
Washington, D.C. Area	(177)	(65)
Corporate and Other	216	389

Total	$39	$324

	March 31,	December 31,
	2008	2007
Investments in Housing and Land Joint Ventures
Northern California	$—	$—
Southland / Los Angeles	34,662	32,541
San Diego / Riverside	41,595	50,165
Washington, D.C. Area	42,808	41,777
Corporate and Other	7,547	6,063

Total	$126,612	$130,546

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance and that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” and Item 1A – “Risk Factors” elsewhere in this report and in our Annual Report on Form 10-K/A for the year ended December 31, 2007.
Outlook
During the first three months of 2008, the Company continued to experience challenging housing market conditions as a result of a continuing excess supply of housing inventory and the ongoing disruption in credit markets that began in the summer of 2007. Despite these challenging market conditions which are negatively affecting our current housing operations, we continue to focus on the monetization of our approximately 3,400 finished lots to generate significant cash flow. In addition, we continue to focus on our core strategies, including controlling land through option contracts and adding value by entitling raw land and creating communities.
Overview
We entitle and develop land for our communities and sell lots to third parties. We also design, construct and market single and multi-family homes primarily to move-up and luxury homebuyers.
We operate in the following geographic regions which are presented as our reportable segments: Northern California (San Francisco Bay Area and Sacramento), Southland / Los Angeles, San Diego / Riverside and Washington, D.C. Area. Our other operations that do not meet the quantitative thresholds for separate disclosure in our financial statements under US GAAP are included in “Corporate and Other.”
Our goal is to maximize the total return on our common stockholders’ equity over the long term. We plan to achieve this by actively managing our assets and creating value on the lots we own or control.
For the period 2003 through the first quarter of 2008, cash provided from operations was $383 million, which was used primarily to return cash to stockholders through the repurchase of shares and the payment of dividends. Despite the continuing challenges of the United States housing market, we believe our business is positioned to create further shareholder value over the long term through the selective control of a number of strategic projects and the overall level of lots controlled.
The 26,215 lots that we control, 14,777 of which we own directly or through joint ventures, provide a strong foundation for our future homebuilding business and visibility on our future cash flow. We believe we add value to the lots we control through entitlements, development and the construction of homes. In allocating capital to our operations we generally limit our risk on unentitled land by optioning such land positions in all our markets, thereby mitigating our capital at risk. Option contracts for the purchase of land permit us to control lots for an extended period of time.
Homebuilding is our primary source of revenue and has represented approximately 90% of our total revenue since 2002. Our operations are positioned to allow us to close up to 1,500 homes annually. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price for the three months ended March 31, 2008 of $571,000 was well in excess of the national average sales price. We also sell serviced and unserviced lots to other homebuilders generally on an opportunistic basis where we can redeploy capital to an asset providing higher returns or reduce risk in a market.
Our housing and land inventory, investments in housing and land joint ventures, and consolidated land inventory not owned together comprised 91% of our total assets as of March 31, 2008. In addition, we had $11 million in cash and cash equivalents and $112 million in other assets. Other assets consist of homebuyer receivables of $4 million, deferred income taxes and income taxes receivable of $82 million and mortgages and other receivables of $26 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2008 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K/A for the year ended December 31, 2007.

Results of Operations

	Three Months Ended
Selected Financial Information(Unaudited)	March 31,
($US millions)	2008	2007
Revenue:
Housing	$66	$104
Land	3	4

Total revenues	69	108
Direct cost of sales	(59)	(87)
Impairments and write-offs of option deposits	(6)	—

Gross margin	4	21
Other (expense) / income	(9)	—
Selling, general and administrative expense	(16)	(16)

Operating (loss) / income	(21)	5
Minority interest	1	—

(Loss) / income before taxes	(20)	5
Income tax recovery	8	24

Net (loss) / income	$(12)	$29

Segment Information
Housing revenue ($US millions):
Northern California	$9	$10
Southland / Los Angeles	25	52
San Diego / Riverside	13	15
Washington D.C. Area	19	18
Corporate and Other	—	9

Total	$66	$104

Land revenues ($US millions):
Northern California	$—	$—
Southland / Los Angeles	—	—
San Diego / Riverside	—	—
Washington D.C. Area	3	4
Corporate and Other	—	—

Total	$3	$4

Gross margin ($US millions):
Northern California	$1	$1
Southland / Los Angeles	3	11
San Diego / Riverside	4	4
Washington D.C. Area	(4)	4
Corporate and Other	—	1

Total	$4	$21

Home closings (units):
Northern California	10	12
Southland / Los Angeles	54	72
San Diego / Riverside	22	23
Washington D.C. Area	31	30
Corporate and Other	—	11

Consolidated total	117	148
Joint ventures	3	3

Total	120	151

	Three Months Ended
Selected Financial Information(Unaudited)	March 31,
($US millions)	2008	2007
Average selling price ($US):
Northern California	$920,000	$815,000
Southland / Los Angeles	458,000	716,000
San Diego / Riverside	585,000	666,000
Washington D.C. Area	633,000	597,000
Corporate and Other	—	859,000

Consolidated average	568,000	703,000
Joint ventures	706,000	922,000

Average	$571,000	$707,000

Net new orders (units): (1)
Northern California	32	29
Southland / Los Angeles	79	81
San Diego / Riverside	48	64
Washington D.C. Area	71	108
Corporate and Other	1	4

Consolidated total	231	286
Joint ventures	—	3

Total	231	289

Backlog (units at end of period): (2)
Northern California	49	34
Southland / Los Angeles	70	109
San Diego / Riverside	34	76
Washington D.C. Area	92	153
Corporate and other	20	13

Consolidated total	265	385
Joint ventures	1	12

Total	266	397

Lots controlled (units at end of period):
Lots owned:
Northern California	1,315	1,233
Southland / Los Angeles	1,448	1,212
San Diego / Riverside	7,860	6,190
Washington D.C. Area	3,873	4,006
Corporate and Other	281	144

	14,777	12,785
Lots under option (3)	11,438	14,657

Total	26,215	27,442

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations.

(2)	Backlog represents the number of new homes subject to pending sales contracts.

(3)	Includes proportionate share of lots under option related to joint ventures.
Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007
Net (Loss) / Income
Net (loss) / income for the three months ended March 31, 2008 was $(12) million, a decrease of $41 million when compared to the three months ended March 31, 2007. This decrease primarily relates to a reversal of an uncertain tax position that contributed $26 million to net income during the three months ended March 31, 2007. The loss before taxes for the three months ended March 31, 2008 was $20 million, compared to income of $5 million for the same period in 2007. The decrease was primarily due to a mark to market adjustment on our interest rate swap contracts of $9 million. In addition, we continue to experience challenging market conditions in all our markets which resulted in impairment charges of $6 million, a 21% decrease in home closings and a reduction in our gross margin to 16% from 20% during the three months ended March 31, 2007.

Results of Operations
Company-wide: Housing revenue for the three months ended March 31, 2008 was $66 million, a decrease of $38 million when compared to the same period in 2007. The decrease in housing revenue was primarily a result of 31 fewer homes closed during the three months ended March 31, 2008 when compared to the same period in 2007. The gross margin on housing revenue for the three months ended March 31, 2008 was $10 million or 16% compared with $20 million or 20% for the same period in 2007. The decrease in the gross margin was due to fewer home closings, continued homebuyer incentives, and/or reduced average selling prices.
Land revenue totaled $3 million for the three months ended March 31, 2008, consistent with the same period in 2007. Our land revenues may vary significantly from period to period due to the timing and nature of land sales as they generally occur on an opportunistic basis and additionally such revenues are also affected by local market conditions which continue to be weak.
During the three months ended March 31, 2008, we recognized $6 million of impairment charges compared to nil for the same period in 2007. The impairment charge relates to 222 finished lots primarily in the Washington, D.C. Area.
A summary of our gross margin is as follows:

	Three Months Ended
	March 31,
	2008	2007
Housing	$10	$20
Land	—	1
Impairment charge	(6)	—

	$4	$21

Northern California: Housing revenue was $9 million for the three months ended March 31, 2008, a decrease of $1 million when compared to the same period in 2007. The gross margin on housing revenue for the three months ended March 31, 2008 was $1 million or 10% compared with $1 million or 13% for the same period in 2007. The decrease in the gross margin percentage was a result of an increase in homebuyer incentives and/or reduced average selling prices.
Southland / Los Angeles: Housing revenue was $25 million for the three months ended March 31, 2008, a decrease of $27 million over the three months ended March 31, 2007. The decrease in revenue was primarily attributable to a decrease in homes closed. The gross margin on housing revenue for the three months ended March 31, 2008 was $3 million or 16% compared with $11 million or 21% for the same period in 2007. The decrease in the gross margin percentage was primarily a result of an increase in homebuyer incentives and product mix.
San Diego / Riverside: Housing revenue was $13 million for the three months ended March 31, 2008, a decrease of $2 million when compared to the three months ended March 31, 2007. The gross margin on housing revenue for the three months ended March 31, 2008 was $4 million or 30% compared with $4 million or 30% for the same period in 2007. While our gross margin percentage is high relative to our other geographic areas, our current backlog of homes indicates our margins will decrease in future periods.
Washington D.C. Area: Housing revenue was $19 million for the three months ended March 31, 2008, an increase of $1 million when compared to the three months ended March 31, 2007. The gross margin on housing revenue for the three months ended March 31, 2008 was $2 million before impairments recorded or 11% compared with $3 million or 17% for the same period in 2007. The decrease in the gross margin percentage was a result of an increase in homebuyer incentives and product mix.
Other Income and Expenses
Equity in earnings from housing and land joint venture for the three months ended March 31, 2008 was nil, which was consistent with the same period in 2007.
Other (expense) / income for the three months ended March 31, 2008 totaled an expense of $9 million, a decrease of $9 million when compared to the same period in 2007. The decrease was a result of a decrease in the change of fair value of interest rate swap contracts.
Selling, general and administrative expenses of $16 million for the three months ended March 31, 2008 was consistent with the same period in 2007. Included in selling, general and administrative expense was net stock compensation expense of $1 million and income of $1 million for the three months ended March 31, 2008 and 2007, respectively.

Sales Activity
Net new home orders for the three months ended March 31, 2008 totaled 231 units, a decrease of 58 units compared to the same period in 2007. The decrease in net new home orders for the quarter was primarily due to the continued weakness in our housing markets. However, net new orders were higher than the 104 units sold in the fourth quarter of 2007.
Liquidity and Capital Resources
Financial Position
Our assets as of March 31, 2008 totaled $1,394 million, an increase of $43 million compared to December 31, 2007. The increase was due primarily to increases in housing and land inventory and in receivables and other assets, partially offset by a decrease in investments and housing and land joint ventures. Our housing and land inventory and investments in housing and land joint ventures are our most significant assets with a combined book value of $1,245 million or approximately 89% of our total assets. Our housing and land assets increased by a combined $36 million in 2008 when compared to December 31, 2007. The increase was primarily due to the acquisition of a partner’s 50% interest in a joint venture located in the Coachella Valley of California for $14 million of which $9 million was financed by a seller carry note. In addition, as at March 31, 2008, we have consolidated this entity which includes the other $9 million related to the entity’s seller carry note. A summary of our lots owned and their stage of development at March 31, 2008 compared with December 31, 2007 follows:

	March 31,	December 31,
	2008	2007
Completed homes, including models	399	477
Homes under construction	101	91
Homes with foundations / slabs	261	165

Total housing units	761	733
Lots ready for house construction	2,592	2,683

	3,353	3,416
Graded lots and lots commenced grading	1,516	1,552
Undeveloped land	9,908	8,110

	14,777	13,078

Our total debt as of March 31, 2008 was $798 million, an increase of $63 million compared to December 31, 2007. Total debt as of March 31, 2008 consisted primarily of project specific financings of $596 million, which represent construction and development loans that are repaid from home and lot sales proceeds. As new homes are constructed, further loan facilities are arranged. Our major project specific lenders are Bank of America, Housing Capital Corporation, Wells Fargo and Union Bank of California. Other debt includes loans outstanding relating to mortgages we originated that are repaid when the underlying mortgages are sold to permanent lenders and a promissory note due to a subsidiary of our largest stockholder, Brookfield Asset Management Inc. As of March 31, 2008, the average interest rate on our debt was 5.2% per year, with maturities as follows:

	Maturities
($ millions)	2008	2009	2010	Post 2010	Total
Northern California	$56	$58	$17	$—	$131
Southland / Los Angeles	5	14	53	25	97
San Diego / Riverside	84	98	18	—	200
Washington D.C. Area	62	63	—	25	150

	207	233	88	50	578
Other	9	202	9	—	220

Total	$216	$435	$97	$50	$798

We generally fund the development of our communities through the use of project specific financings. As of March 31, 2008, we had available project specific debt lines of $254 million that were available to complete land development and construction activities. We also had $48 million available on our revolving credit facility with a subsidiary of Brookfield Asset Management Inc.

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
Cash used in our operating activities during the three months ended March 31, 2008 totaled $32 million compared with $88 million for the same period in 2007. We normally invest capital in the first half of a year as we build out our backlog of homes, however, our inventory levels continue to be elevated and therefore we expect to invest significantly less in the first half of 2008 when compared to the first half of 2007.
Cash used in our investing activities in joint ventures for the three months ended March 31, 2008 was $13 million, compared with $7 million for the same period in 2007.
Cash provided by our financing activities for the three months ended March 31, 2008 was $46 million compared with $22 million for the same period in 2007.
Contractual Obligations and Other Commitments
Our contractual obligations and other commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007.
A total of $449 million of our project specific financings mature in 2008 and 2009 as a result of our expected project completions over this period. Although the level of our maturing debt is high, we expect to generate sufficient cash flow from our assets in 2008 and 2009 to repay these obligations. Our net debt to total capitalization ratio as of March 31, 2008, which we define as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 64% compared to 61% at December 31, 2007. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of our Annual Report on Form 10-K/A for the year ended December 31, 2007 entitled “Risk Factors – Our Debt and Leverage Could Adversely Affect our Financial Condition.”
Our project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of our Company, to maintain a tangible net worth of at least $250 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth ratio of no greater than 2.50 to 1. Our revolving credit facility with a subsidiary of Brookfield Asset Management Inc. requires us to maintain minimum stockholders’ equity of $300 million and a consolidated net debt to book capitalization ratio of no greater than 70%. At March 31, 2008, we are in compliance with all our covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control the land for an extended period of time, until options expire and/or we are ready to develop the land to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of March 31, 2008, we had $77 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options was $477 million. Pursuant to FIN 46R, as described in Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q, we have consolidated $26 million of these option contracts. Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q for additional information about our lot options.
We also own 2,663 lots through our proportionate share of joint ventures. As of March 31, 2008, our investment in housing and land joint ventures totaled $127 million. We have provided varying levels of guarantees of debt in our joint ventures. As of March 31, 2008, we had recourse guarantees of $21 million and limited capital maintenance guarantees of $58 million with respect to debt in our joint ventures. During the three months ending March 31, 2008, we did not have any loan re-margin requirements on our debt in our joint ventures.

We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of March 31, 2008, we had $16 million in letters of credit outstanding and $198 million in performance bonds for these purposes. The costs to complete related to our letters of credit and performance bonds are $9 million and $110 million, respectively. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:
•	ability to create shareholder value;

•	strategies for shareholder value creation;

•	cash flow generation and our ability to repay our debt obligations;

•	the visibility on our future cash flow and earnings;

•	investment of capital;

•	the effect of interest rate changes on our cash flows;

•	the effect on our business of existing lawsuits; and

•	whether or not our letters of credit or performance bonds will be drawn upon.
Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:
•	changes in general economic, real estate and other conditions;

•	mortgage rate and availability changes;

•	availability of suitable undeveloped land at acceptable prices;

•	adverse legislation or regulation;

•	ability to obtain necessary permits and approvals for the development of our land;

•	availability of labor or materials or increases in their costs;

•	ability to develop and market our master-planned communities successfully;

•	confidence levels of consumers;

•	ability to raise capital on favorable terms;

•	adverse weather conditions and natural disasters;

•	relations with the residents of our communities;

•	risks associated with increased insurance costs or unavailability of adequate coverage;

•	ability to obtain surety bonds;

•	competitive conditions in the homebuilding industry, including product and pricing pressures; and

•	additional risks and uncertainties, many of which are beyond our control, referred to in our Form 10-K/A for the year ended December 31, 2007 and our other SEC filings.
Except as required by law, we undertake no obligation to publicly update any forward-looking statements unless required by law, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Exchange Rates
We conduct business in U.S. dollars only, so we are not exposed to currency risks.

Interest Rates
We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition, we have interest rate swap contracts which effectively fix $260 million of our variable rate debt at an average rate of 6.8% per annum. Based on our net debt levels as of March 31, 2008, a 1% change up or down in interest rates would have either a negative or positive effect of approximately $5 million on our cash flows.
Our interest rate swaps are not designed as hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” We are exposed to market risk associated with changes in the fair values of the swaps, and such changes must be reflected in our income statements. As of March 31, 2008, the fair value of the interest rate swaps totaled a liability of $16 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of the end of our fiscal quarter ended March 31, 2008, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
There was no change in our internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are party to various legal actions arising in the ordinary course of our business. We believe that none of these actions, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors approved a share repurchase program that allows us to repurchase in aggregate up to $144 million of our outstanding common shares of which the remaining amount approved for repurchase at March 31, 2008 was approximately $49 million.
During the three months ended March 31, 2008, we did not repurchase any shares of our common stock.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of May, 2008.

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