Form 10-Q
period 2008-06-30
BROOKFIELD HOMES CORP
filed 2008-08-11
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
As of August 1, 2008 the registrant had outstanding 26,663,413 shares of its common stock, $0.01 par value per share.

INDEX
BROOKFIELD HOMES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		June 30,	December 31,
	Note	2008	2007

Assets

Housing and land inventory	2	$1,142,331	$1,078,229
Investments in housing and land joint ventures	3	99,950	130,546
Consolidated land inventory not owned	2	9,448	26,748
Receivables and other assets		51,626	50,066
Cash and cash equivalents		—	9,132
Deferred income taxes	7	50,885	55,943

		$1,354,240	$1,350,664

Liabilities and Equity
Project specific and other financings	4	$791,863	$734,572
Accounts payable and other liabilities	5	140,017	159,956
Minority interest	2	69,354	76,486
Preferred stock — 10,000,000 shares authorized, no shares issued		—	—
Common — 65,000,000 shares authorized, 32,073,781 shares issued (December 31, 2007 — 32,073,781 shares issued)		321	321
Additional paid-in-capital		145,101	145,101
Treasury stock, at cost — 5,410,368 shares (December 31, 2007 — 5,410,368 shares)		(243,701)	(243,701)
Retained earnings		451,285	477,929

		$1,354,240	$1,350,664

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

			(Unaudited)		(Unaudited)
			Three Months Ended		Six Months Ended
			June 30,		June 30,
Revenue	Note		2008	2007	2008	2007
Housing			$115,235	$154,632	$181,641	$258,672
Land			4,525	2,720	7,811	6,239

			119,760	157,352	189,452	264,911
Direct cost of sales	2		(105,288)	(129,062)	(164,644)	(215,643)
Impairments and write-offs of option deposits	2		(16,651)	—	(22,801)	—

			(2,179)	28,290	2,007	49,268
Equity in earnings from housing and land joint ventures	3		2,385	56	2,424	380
Impairment of investments in housing and land joint ventures	3		(10,000)	—	(10,000)	—
Other (expense) / income	9	(c)	8,613	5,306	(417)	5,693
Selling, general and administrative expense			(15,087)	(17,518)	(31,692)	(34,030)

Operating (Loss) / Income			(16,268)	16,134	(37,678)	21,311
Minority interest			2,020	(763)	3,306	(928)

(Loss) / Income Before Taxes			(14,248)	15,371	(34,372)	20,383
Income tax recovery / (expense)			5,413	(5,841)	13,061	17,807

Net (Loss) / Income			$(8,835)	$9,530	$(21,311)	$38,190

(Loss) / Earnings Per Share
Basic	6		$(0.33)	$0.36	$(0.80)	$1.43
Diluted	6		$(0.33)	$0.35	$(0.80)	$1.42
Weighted Average Common Shares Outstanding
(in thousands)
Basic	6		26,663	26,628	26,663	26,621
Diluted	6		26,663	26,886	26,663	26,890
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Six Months Ended
	June 30,
	2008	2007

Common Stock	$321	$321

Additional Paid-in Capital
Opening balance	145,101	146,730
Stock option exercises	—	(664)

Ending balance	145,101	146,066

Treasury Stock
Opening balance	(243,701)	(248,606)
Stock option exercises	—	3,302

Ending balance	(243,701)	(245,304)

Retained Earnings
Opening balance	477,929	472,961
Net (loss) / income	(21,311)	38,190
Dividends	(5,333)	(5,326)

Ending balance	451,285	505,825

Total stockholders’ equity	$353,006	$406,908

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cash Flows From / (Used in) Operating Activities
Net (loss) / income	$(8,835)	$9,530	$(21,311)	$38,190
Adjustments to reconcile net (loss) / income to net cash used in operating activities:
(Undistributed) / distributed income from housing and land joint ventures	(1,366)	—	(1,405)	266
Minority interest	(2,020)	763	(3,306)	928
Deferred income taxes	7,263	5,240	5,058	6,456
Impairments and write-offs of option deposits	16,651	—	22,801	—
Impairment of investments in housing and land joint ventures	10,000	—	10,000	—
Other changes in operating assets and liabilities:
Decrease / (increase) in receivables and other assets	2,375	(11,421)	(1,560)	(1,012)
(Increase) / decrease in housing and land inventory	30,167	(19,476)	19,232	(50,547)
(Decrease) / increase in accounts payable and other liabilities	(5,165)	6,838	(12,243)	(93,499)

Net cash provided by / (used in) operating activities	49,070	(8,526)	17,266	(99,218)

Cash Flows From / (Used in) Investing Activities
Investments in housing and land joint ventures	(5,049)	(13,652)	(12,354)	(21,057)
Distribution from housing and land joint ventures	348	2,844	395	3,679
Acquisition of additional interest in housing and land joint ventures	(1,444)	—	(6,844)	—

Net cash used in investing activities	(6,145)	(10,808)	(18,803)	(17,378)

Cash Flows From / (Used in) Financing Activities
Net (repayments) / borrowings under revolving project specific financings	(89,900)	32,583	(156,436)	12,531
Net borrowings / (repayments) under other revolving financings	41,000	(20,000)	153,000	25,000
Distributions to minority interest	(121)	—	(393)	(1,750)
Contributions from minority interest	667	1,492	1,567	2,966
Exercise of stock options	—	—	—	73
Dividends paid in cash	(5,333)	(5,326)	(5,333)	(5,326)

Net cash (used in) / provided by financing activities	(53,687)	8,749	(7,595)	33,494

Decrease in cash and cash equivalents	(10,762)	(10,585)	(9,132)	(83,102)
Cash and cash equivalents at beginning of period	10,762	14,292	9,132	86,809

Cash and cash equivalents at end of period	$—	$3,707	$—	$3,707

Supplemental Cash Flow Information
Interest paid	$15,338	$16,743	$30,320	$32,145
Income taxes recovered / (paid)	$18,049	$(605)	$18,049	$(22,154)
Non-cash (decrease) / increase in consolidated land inventory not owned	$(15,636)	$(4,247)	$(15,837)	$5,817

Acquisition of Additional Interest in Joint Ventures
Increase in housing and land inventory	$68,597	$—	$97,828	$—
Reduction in investment in housing and land joint ventures	$22,729	$—	$33,960	$—
Liabilities assumed	$45,868	$—	$63,868	$—
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
The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of income for the three months and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
(b) Recent Accounting Pronouncements
In December 2007, the United States Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 160 “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of stockholders equity. This statement is effective for fiscal years beginning on or after December 15, 2008 (the Company’s fiscal year beginning January 1, 2009). The Company is currently reviewing the impact, if any, that SFAS 160 may have on its consolidated financial statements.
In December 2007, FASB issued SFAS 141R, “Business Combinations” which replaces the previous version of SFAS 141. SFAS 141R provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interests in the acquiree as a result of business combinations. The revised standard also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 (the Company’s fiscal year beginning January 1, 2009). The Company is currently reviewing the impact, if any, that SFAS 141R may have on its consolidated financial statements.
In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows companies to choose to measure certain financial instruments and other items at fair value. Companies electing the fair value option are required to report subsequent changes in fair value in earnings. This Statement was effective for the Company’s fiscal year beginning January 1, 2008. The Company did not elect the fair value option for any of its financial assets or financial liabilities in FAS 159 and the standard has had no impact on the Company’s consolidated financial statements.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157. SFAS 157 specifies a hierarchy of valuation techniques that are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The three levels of the hierarchy are as follows: level 1 inputs are derived from quoted prices for identical instruments in active markets, level 2 inputs are derived from quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable; level 3 inputs are derived from instruments with primarily unobservable value drivers. See Notes 2 and 8 for fair value disclosure.
Note 2. Housing and Land Inventory
Housing and land inventory includes homes completed and under construction and lots ready for construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	June 30,	December 31,
	2008	2007
Housing inventory	$631,450	$600,241
Model homes	58,635	58,042
Land and land under development	452,246	419,946

	$1,142,331	$1,078,229

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three months ended June 30, 2008 and 2007, and for the six months ended June 30, 2008 and 2007, interest incurred and capitalized by the Company was $15.3 million and $16.7 million, and $30.3 million and $32.1 million, respectively. Capitalized interest expensed as direct cost of sales for the same periods was $8.4 million and $8.8 million, and $12.9 million and $14.9 million, respectively.
Capitalized costs are expensed as costs of sales on a specific identification basis or on a relative value basis in proportion to anticipated revenue. Included in direct cost of sales is $101.6 million and $157.5 million of costs related to housing revenue for the three months and six months ended June 30, 2008 (June 30, 2007 — $126.6 and $210.4 million) and $3.6 million and $7.1 million of costs related to land sales (June 30, 2007 — $2.4 million and $5.2 million), excluding impairment charges.
For the three months and six months ended June 30, 2008, due to continued challenging housing market conditions resulting in a reduction of average selling prices and an increase in incentives, the Company recognized $15.0 million and $21.2 million, respectively, of impairment charges related to the housing and land the Company directly owns (2007 — nil). The $21.2 million in impairment charges is related to 803 lots primarily located in the Washington D.C. Area. The table below sets forth information regarding the Company’s fair value measurement method and values basis used to determine fair value for the housing and land inventory impaired during the quarter is as follows:

Fair Value Measurements
Using Significant Other
Observable Inputs (Level 3)
Estimated fair value of housing and land inventory impaired during the second quarter	$45,763

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
In accordance with the provisions of SFAS 144, housing and land inventory with a carrying amount of $60.8 million was written down to its fair value of $45.8 million, resulting in an impairment charge of $15.0 million, which was included in earnings for the period.
The fair value measurements for housing and land inventory was determined by comparing the carrying amount of an asset to cash flows expected to be generated by the asset. To arrive at the estimated fair value of housing and land inventory impaired during the second quarter, the Company estimated the cash flow for the life of each project. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. Such projections generally assume current home selling prices, with cost estimates and sales rates for short-term projects consistent with recent sales activity. For longer-term projects, planned sales rates for 2008 and 2009 assume recent sales activity and normalized sales rates beyond 2009. If the future undiscounted cash flows are less than the carrying amount, the asset is considered to be impaired. If the assets are considered to be impaired, they are then written down to fair value less estimated selling costs. In addition, when assessing fair value, the Company also calculates a static residual value analysis, which is assessed in conjunction with a discounted cash flow analysis.
In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in future in accordance with specific terms and conditions. Under these option agreements, the Company will advance deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be variable interest entities (“VIEs”), it is the primary beneficiary of options for 25 lots with an aggregate exercise price of $9.4 million (December 31, 2007 — 204 lots with an aggregate exercise price of $26.7 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $6.0 million (December 31, 2007 — $21.8 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.
Housing and land inventory includes non-refundable deposits and other entitlement costs totaling $59.8 million (December 31, 2007 — $55.6 million) in connection with options that are not required to be consolidated under the provisions of FASB Interpretation No. 46 (Revised 2003) (“FIN 46R”). The total exercise price of these options is $343.8 million (December 31, 2007 — $409.4 million) including the non-refundable deposits identified above. The number of lots for which the Company has obtained an option to purchase, excluding those already consolidated, and the respective dates of expiry and exercise price for these options is as follows:

	Number	Total
	of	Exercise
Year of Expiry	Lots	Price
2008	87	$17,955
2009	53	21,173
2010	2,322	66,488
Thereafter	7,315	238,226

	9,777	$343,842

During the second quarter of 2008, the Company wrote-off $1.6 million (June 30, 2007 — nil) primarily related to unentitled lot option agreements on 108 lots which the Company is no longer pursuing.
Investments in housing and land joint ventures includes $21.0 million of the Company’s share of non-refundable deposits and other entitlement costs in connection with 1,329 lots under option. The Company’s share of the total exercise price of these options is $92.0 million.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The Company holds agreements for a further 5,829 acres of longer term land, with non-refundable deposits and other entitlement costs of $10.4 million which is included in housing and land inventory that may provide additional lots upon obtaining entitlements with an aggregate exercise price of $185.0 million. However, given that the Company is in the initial stage of land entitlement, the Company has concluded at this time that the level of uncertainty in entitling these properties does not warrant including them in the above totals.
In the ordinary course of business, the Company selectively acquires land that it anticipates will provide a minimum return on invested capital. In the first quarter of 2008, the Company acquired its former partner’s 50% interest in one of its joint ventures for cash consideration of $5.4 million and assumed project specific and other financings of $9.0 million. As a result, the Company now owns 100% of this venture and as of January 15, 2008, it is included in the Company’s consolidated financial statements. This acquisition resulted in an increase to the Company’s housing and land inventory of $29.2 million, an increase to project specific and other financings of $18.0 million and a decrease in investments in housing and land joint ventures of $11.2 million. In the second quarter of 2008, the Company acquired its former partner’s 50% interest in another one of its joint ventures for cash consideration of $1.4 million and assumed project specific and other financings of $21.3 million. As a result, the Company now owns 100% of this venture and as of April 11, 2008, it is included in the Company’s consolidated financial statements. This acquisition resulted in an increase to the Company’s housing and land inventory of $68.6 million, an increase to project specific and other financings of $42.7 million, an increase to accounts payable and other liabilities of $3.1 million, and a decrease in investments in housing and land joint ventures of $22.7 million.
Note 3. Investments in Housing and Land Joint Ventures
The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures follows:

	June 30,	December 31,
	2008	2007
Assets
Housing and land inventory	$379,521	$476,250
Other assets	8,521	11,526

	$388,042	$487,776

Liabilities and Equity
Project specific financings	$134,599	$193,259
Accounts payable and other liabilities	23,132	26,497
Investment and advances
Brookfield Homes	99,950	130,546
Others	130,361	137,474

	$388,042	$487,776

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue and Expenses
Revenue	$12,320	$32,620	$17,814	$39,808
Expenses	(9,993)	(74,266)	(13,199)	(80,722)

Net income	2,327	(41,646)	$4,615	$(40,914)

Company’s share of net income	$2,385	$56	$2,424	$380

Impairment of investments in housing and land joint ventures	$(10,000)	$—	$(10,000)	$—

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
During the second quarter, in accordance with Accounting Principles Board Opinion No. 18 (“APB 18”) the “Equity Method of Accounting for Investments in Common Stock,” the Company recognized impairment charges of $10.0 million related to a joint venture in the Inland Empire of California in the San Diego / Riverside reportable segment as a result of continued deterioration in this project which resulted in the carrying value of the Company’s investment in this joint venture exceeding the estimated fair value. Additionally, this joint venture has received notice from its lender that it is in default on its $71.6 million loan. The Company has provided the lender a several guarantee for fifty percent of the amount outstanding. The joint venture is currently in discussions with its lender. The Company’s remaining investment in this venture is $7.9 million.
The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At June 30, 2008, the Company had recourse guarantees of $35.8 million (December 31, 2007 — $8.5 million) and limited maintenance guarantees of $22.1 million (December 31, 2007 — $76.1 million) with respect to debt in its joint ventures.
Note 4. Project Specific and Other Financings
Project specific and other financings are as follows:

	June 30,	December 31,
	2008	2007

Project specific	$548,863	$644,572
Other financings	243,000	90,000

	$791,863	$734,572

Project specific financings are revolving in nature, bear interest at floating rates with a weighted average rate of 5.4% as at June 30, 2008 (December 31, 2007 — 7.0%) and are secured by housing and land inventory. The weighted average rate was calculated as of the end of each period, based upon the amount of debt outstanding and the related interest rates applicable on the date. During the six months ended June 30, 2008, two joint ventures were acquired on which $60.7 million of debt was assumed and remains outstanding at June 30, 2008.
The Company’s project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of the Company, to maintain a tangible net worth of at least $250.0 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth of no greater than 2.50 to 1. As of June 30, 2008, the Company was in compliance with all its covenants.
Project specific financings mature as follows: 2008 — $136.4 million; 2009 — $295.6 million; 2010 — $78.8 million; and 2011 — $38.1 million.
Other financings consist of amounts drawn on an unsecured revolving credit facility due to a subsidiary of the Company’s largest stockholder, Brookfield Asset Management Inc. This facility bears interest at LIBOR plus 3.0% per annum and matures in September 2009. This facility was increased in July 2008 to an aggregate principal amount not to exceed $275.0 million. During the three months and six months ended June 30, 2008, interest of $2.1 million and $4.7 million, respectively, was paid related to this facility (2007 — $1.1 million and $1.9 million, respectively). This facility requires the Company to maintain minimum stockholders’ equity of $300.0 million and a consolidated net debt to book capitalization of no greater than 70%.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 5. Accounts Payable and Other Liabilities
The components of accounts payable and other liabilities included in the Company’s balance sheet are summarized as follows:

	June 30,	December 31,
	2008	2007

Trade payables and cost to complete accruals	$51,061	$46,017
Warranty costs (Note 9 (b))	17,014	17,844
Customer deposits	3,991	2,495
Stock-based compensation	11,504	13,164
Due to minority interest	12,736	23,573
Accrued and deferred compensation	29,666	46,304
Swap contracts (Note 9 (c) and (d))	7,428	6,523
Other	6,617	4,036

	$140,017	$159,956

Note 6. (Loss) / Earnings Per Share
Basic and diluted (loss) / earnings per share for the three and six months ended June 30, 2008 and 2007 were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net (loss) / income	$(8,835)	$9,530	$(21,311)	$38,190

Denominator:
Basic average shares outstanding	26,663	26,628	26,663	26,621
Net effect of stock options assumed to be exercised	—	258	—	269

Diluted average shares outstanding	26,663	26,886	26,663	26,890

Basic (loss) / earnings per share	$(0.33)	$0.36	$(0.80)	$1.43

Diluted (loss) / earnings per share	$(0.33)	$0.35	$(0.80)	$1.42

For the three and six months ended June 30, 2008 and 2007, options to purchase 1.0 million shares and 0.5 million shares, respectively, were outstanding and anti-dilutive and were excluded from the computation of diluted earnings per share.
Note 7. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The differences that give rise to the net deferred tax asset are as follows:

	June 30,	December 31,
	2008	2007
Compensation deductible for tax purposes when paid	$14,558	$20,434
Differences relating to properties	33,401	32,927
Other	2,926	2,582

	$50,885	$55,943

As at June 30, 2008, the Company had no unrecognized tax asset or liability (2007 — nil).

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
The total compensation costs recognized in income related to the Company’s stock options during the three and six months ended June 30, 2008 was income of $1.1 million and $0.5 million, respectively (2007 — income of $0.7 million and $2.4 million, respectively).
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
The significant weighted average assumptions relating to the valuation of the Company’s stock options for the three months and six months ended June 30, 2008 were as follows:

2008
Dividend yield	0.0% — 3.26%
Volatility rate	64%
Risk-free interest rate	2.6% — 4.5%
Expected option life (years)	0.0 — 7.0

The following table sets out the number of common shares that employees of the Company may acquire under options granted under the Company’s stock option plan:

	June 30, 2008
		Weighted
		Average per
		Share Exercise
	Shares	Price
Outstanding, January 1, 2008	782,319	$30.11
Granted	210,000	$15.90
Exercised	—	—
Cancelled	—	—

Outstanding, June 30, 2008	992,319	$27.10

Options exercisable at June 30, 2008	421,719	$22.29

The weighted average grant date fair value of options granted during the six months ended June 30, 2008 was $6.65 per option compared to $12.17 per option during the six months ended June 30, 2007. The intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was nil and $2.6 million, respectively. At June 30, 2008, the aggregate intrinsic value of options currently exercisable is $1.8 million and the aggregate intrinsic value of options outstanding is $1.8 million.
At June 30, 2008, there was $0.9 million of unrecognized expense related to unvested options, which is expected to be recognized over the weighted average period of 2.6 years.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Deferred Share Unit Plan
The Company has adopted a Deferred Share Unit Plan (“DSUP”) under which certain of its executive officers and directors may, at their option, receive all or a portion of their annual bonus awards or retainers, respectively, in the form of deferred share units. The Company may also make additional grants of units to its executives and directors pursuant to the DSUP. As of June 30, 2008, the Company had granted 925,999 units under the DSUP, all of which were outstanding at June 30, 2008, and of which 565,391 units are currently vested and 360,608 vest over the next five years.
In addition, the Company has adopted a Senior Operating Management Deferred Share Unit Plan, (“MDSUP”) under which certain senior operating management employees receive a portion of their annual compensation in the form of deferred share units. As of June 30, 2008, the Company had granted 73,375 units under the MDSUP, all of which were outstanding at June 30, 2008.
The financial statement impact relating to the DSUP and MDSUP for the three and six months ended June 30, 2008 were income of $2.7 million and $1.4 million, respectively (2007 — income of $1.7 million and $4.4 million, respectively).
The following table sets out the number of deferred share units that executive officers, directors and senior operating management employees of the Company may redeem under the Company’s DSUP and MDSUP:

June 30,
2008
Outstanding, January 1, 2008	677,902
Granted	325,701
Exercised	—
Cancelled	(4,229)

Outstanding, June 30, 2008	999,374

Deferred share units vested at June 30, 2008	638,766

Note 9. Commitments, Contingent Liabilities and Other
(a) The Company is party to various legal actions arising in the ordinary course of business. Management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.
(b) When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the State where the Company conducts business which range up to ten years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the six months ended June 30, 2008 and 2007:

	2008	2007
Balance, at beginning of period	$17,844	$19,569
Payments and other adjustments made during the period	(2,290)	(2,817)
Warranties issued during the period	1,460	2,278

Balance, end of period	$17,014	$19,030

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
(c) The Company is exposed to financial risk that arises from fluctuations in interest rates. The interest bearing assets and liabilities of the Company are mainly at floating rates and, accordingly, their fair values approximate cost. The Company would be negatively impacted on balance, if interest rates were to increase. From time to time, the Company enters into interest rate swap contracts. As at June 30, 2008, the Company had seven interest rate swap contracts outstanding which effectively fixed $260.0 million of the Company’s variable rate debt at an average rate of 6.8% per annum. The contracts expire between 2009 and 2017. At June 30, 2008, the fair market value of the contracts was a liability of $7.1 million (December 31, 2007 — liability of $6.2 million) and was included in accounts payable and other liabilities. Income of $8.4 million and expense of $0.9 million was recognized during the three and six months ended June 30, 2008, respectively (2007 — income of $4.4 million and $3.8 million, respectively) and was included in other (expense) / income. All interest rate swaps are recorded at fair market value and hedge accounting has not been applied.

Fair Value Measurements
Using Significant Other
Observable Inputs (Level 2)
Interest rate swap contracts at June 30, 2008	$(7,091)

The fair value measurements for the interest rate swap contracts are determined based on notional amounts, terms to maturity, and the USD LIBOR rates. The LIBOR rates vary depending on the term to maturity and the conditions set out in the underlying swap agreements.
(d) In July 2007, the Company’s equity swap transaction was amended to mature during July 2008 at an average cost per share of $28.41, and effectively fixed the stock compensation liability on 1,003,302 shares. This agreement as subsequently amended matured with a notional equity swap amount at an average cost of $12.63 per share on 1,022,987 shares. During July 2008, a new equity swap transaction was entered into at an average cost of $12.31 per share on 1,022,987 shares which matures during July 2009. At June 30, 2008, the fair market value of the equity swap was a liability of $0.3 million (December 31, 2007 — liability of $0.3 million) and was included in accounts payable and other liabilities. An expense of $4.3 million and $3.2 million was recognized during the three months and six months ended June 30, 2008 (2007 — $3.1 million and $6.5 million) and was included in selling and general and administrative expense. The equity swap is recorded at fair market value and hedge accounting has not been applied. The basis used to determine the fair value of the equity swap contract is as follows:

Fair Value Measurements
Using Significant Other
Observable Inputs (Level 3)
Equity swap contract at June 30, 2008	$(336)

(e) The Company offers mortgage brokerage services to its homebuying customers in each of its markets. The Company has agreements with various lenders to receive a fee on loans made by the lenders to customers that the Company introduces to the lenders. The Company provides mortgage origination services to its customers in the Washington D.C. Area and does not retain or service the mortgages it originates. The Company customarily sells all of the loans and loan servicing rights that it originates in the secondary market within a month of origination and on a limited recourse basis, generally limited to early payment defaults, or fraud and misrepresentation.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 10. Segment Information
As defined in SFAS 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company have five operating segments. The Company has four reportable segments: Northern California, Southland / Los Angeles, San Diego / Riverside, and the Washington D.C. Area.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Northern California	$37,565	$30,235	$46,768	$40,020
Southland / Los Angeles	31,561	53,290	56,287	104,871
San Diego / Riverside	19,375	34,516	32,235	49,840
Washington, D.C. Area	28,545	37,876	51,448	59,295
Corporate and Other	2,714	1,435	2,714	10,885

Total Revenues	$119,760	$157,352	$189,452	$264,911

Segment Operating Income (Loss)
Northern California	$(1,109)	$3,398	$(2,148)	$2,098
Southland / Los Angeles	1,215	5,729	800	12,021
San Diego / Riverside	(7,159)	4,445	(5,706)	6,618
Washington D.C. Area	(16,281)	1,472	(23,983)	1,186
Corporate and Other	7,066	1,090	(6,641)	(612)

Total Operating (Loss) / Income	(16,268)	16,134	(37,678)	21,311
Minority Interest	2,020	(763)	3,306	(928)

Net (Loss) / Income before Taxes	$(14,248)	$15,371	$(34,372)	$20,383

	June 30,	December 31,
	2008	2007
Housing and Land Assets 1)
Northern California	$311,828	$310,946
Southland / Los Angeles	168,119	198,483
San Diego / Riverside	447,789	387,575
Washington, D.C. Area	269,407	287,994
Corporate and Other	54,586	50,525

	$1,251,729	$1,235,523

1)	Consists of housing and land inventory, investments in housing and land joint ventures and consolidated land inventory not owned.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The following tables set forth additional financial information relating to the Company’s reportable operating segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Equity in earnings/(loss) from Housing and Land Joint Ventures:
Northern California	$—	$—	$—	$—
Southland / Los Angeles	—	—	—	—
San Diego / Riverside	1,730	—	1,730	—
Washington, D.C. Area	(240)	56	(417)	(9)
Corporate and Other	895	—	1,111	389

Total	$2,385	$56	$2,424	$380

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Impairments and write-offs of option deposits:
Northern California	$447	$—	$447	$—
Southland / Los Angeles	—	—	550	—
San Diego / Riverside	—	—	—	—
Washington, D.C. Area	16,204	—	21,804	—
Corporate and Other	—	—	—	—

Total	$16,651	$—	$22,801	$—

	June 30,	December 31,
	2008	2007
Investments in Housing and Land Joint Ventures
Northern California	$—	$—
Southland / Los Angeles	35,174	32,541
San Diego / Riverside	10,799	50,165
Washington, D.C. Area	45,939	41,777
Corporate and Other	8,038	6,063

Total	$99,950	$130,546

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Outlook
During the second quarter of 2008, we continued to experience challenging housing market conditions as a result of a continuing excess supply of housing inventory and the ongoing disruption in credit markets that began in 2007. Despite these challenging market conditions which are negatively affecting our current housing operations, we continue to focus on the monetization of our approximately 3,600 lots ready for house construction to generate significant cash flow to repay debt in the interim, and to redeploy to assets with higher expected returns. In addition, we continue to focus on our core strategies, including controlling land through option contracts and adding value by entitling raw land and creating communities.
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
For the period 2003 through the second quarter of 2008, cash provided from operations was $432 million, which was used primarily to return cash to stockholders through the repurchase of shares and the payment of dividends. Despite the continuing challenges of the United States housing market, we believe our business is positioned to create further shareholder value over the long term through the selective control of a number of strategic projects and the overall level of lots controlled.
The 25,957 lots that we control, 14,826 of which we own directly or through joint ventures, provide a strong foundation for our business and visibility on our future cash flow. We believe we add value to the lots we control through entitlements, development and the construction of homes. In allocating capital to our operations we generally limit our risk on unentitled land by optioning such land positions in all our markets, thereby mitigating our capital at risk. Option contracts for the purchase of land permit us to control lots for an extended period of time.
Homebuilding is our primary source of revenue and has represented approximately 90% of our total revenue since 2002. Our operations are positioned to allow us to close up to 1,500 homes annually. Our average sales price for the six months ended June 30, 2008 of $558,000 was well in excess of the national average sales price as we operate in markets with higher price points and cater to move-up and luxury buyers. We also sell serviced and unserviced lots to other homebuilders generally on an opportunistic basis where we can redeploy capital to an asset providing higher returns or reduce risk in a market.
Our housing and land inventory, investments in housing and land joint ventures, and consolidated land inventory not owned together comprised 92% of our total assets as of June 30, 2008. In addition, we had $102 million in other assets, which consist of homebuyer receivables of $3 million, deferred income taxes and income taxes receivable of $69 million and mortgages and other receivables of $30 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three months and six months ended June 30, 2008 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K/A for the year ended December 31, 2007.

Results of Operations

	Three Months Ended		Six Months Ended
Selected Financial Information (Unaudited)	June 30,		June 30,
($US millions)	2008	2007	2008	2007

Revenue:
Housing	$115	$155	$181	$259
Land	5	2	8	6

Total revenues	120	157	189	265
Direct cost of sales	(105)	(129)	(164)	(216)
Impairments and write-offs of option deposits	(17)	—	(23)	—

Gross margin / (loss)	(2)	28	2	49
Equity in earnings from housing and land joint ventures	2	—	2	—
Impairments of investments in housing and land joint ventures	(10)	—	(10)	—
Other (expense) / income	9	6	—	6
Selling, general and administrative expense	(15)	(18)	(31)	(34)

Operating (loss) / income	(16)	16	(37)	21
Minority interest	2	(1)	3	(1)

(Loss) / income before taxes	(14)	15	(34)	20
Income tax recovery / (expense)	5	(6)	13	18

Net (loss) / income	$(9)	$9	$(21)	$38

Segment Information

Housing revenue ($US millions):
Northern California	$38	$30	$47	$40
Southland / Los Angeles	31	53	56	105
San Diego / Riverside	19	35	32	50
Washington D.C. Area	24	35	43	53
Corporate and Other	3	2	3	11

Total	$115	$155	$181	$259

Land revenues ($US millions):
Northern California	$—	$—	$—	$—
Southland / Los Angeles	—	—	—	—
San Diego / Riverside	—	—	—	—
Washington D.C. Area	5	2	8	6
Corporate and Other	—	—	—	—

Total	$5	$2	$8	$6

Impairments and write-offs of option deposits ($US millions):
Northern California	$—	$—	$—	$—
Southland / Los Angeles	—	—	—	—
San Diego / Riverside	—	—	—	—
Washington D.C. Area	17	—	23	—
Corporate and Other	—	—	—	—

Total	$17	$—	$23	$—

Gross margin ($US millions)(1):
Northern California	$2	$6	$3	$7
Southland / Los Angeles	5	9	8	20
San Diego / Riverside	4	8	8	12
Washington D.C. Area	(12)	4	(16)	8
Corporate and Other	(1)	1	(1)	2

Total	$(2)	$28	$2	$49

	Three Months Ended		Six Months Ended
Selected Financial Information (Unaudited)	June 30,		June 30,
	2008	2007	2008	2007

Home closings (units):
Northern California	40	31	50	43
Southland / Los Angeles	77	70	131	142
San Diego / Riverside	39	61	61	84
Washington D.C. Area	54	72	85	102
Corporate and Other	4	2	4	13

Consolidated total	214	236	331	384
Joint ventures	2	1	5	4

Total	216	237	336	388

Average selling price ($US):
Northern California	$939,000	$975,000	$935,000	$931,000
Southland / Los Angeles	410,000	761,000	430,000	739,000
San Diego / Riverside	497,000	566,000	528,000	593,000
Washington D.C. Area	445,000	488,000	513,000	520,000
Corporate and Other	679,000	718,000	679,000	837,000

Consolidated average	538,000	655,000	549,000	674,000
Joint ventures	1,378,000	1,025,000	1,236,000	948,000

Average	$548,000	$657,000	$558,000	$676,000

Net new orders (units): (2)
Northern California	38	34	70	63
Southland / Los Angeles	80	53	159	134
San Diego / Riverside	41	25	89	89
Washington D.C. Area	74	79	145	187
Corporate and Other	3	6	4	10

Consolidated total	236	197	467	483
Joint ventures	1	15	1	18

Total	237	212	468	501

Backlog (units at end of period): (3)
Northern California	47	37
Southland / Los Angeles	73	92
San Diego / Riverside	36	40
Washington D.C. Area	112	160
Corporate and other	19	17

Consolidated total	287	346
Joint ventures	—	26

Total	287	372

Lots controlled (units at end of period):
Lots owned:
Northern California	1,275	1,352
Southland / Los Angeles	1,465	1,393
San Diego / Riverside	8,030	6,130
Washington D.C. Area	3,781	3,916
Corporate and Other	275	143

	14,826	12,934
Lots under option (4)	11,131	14,639

Total	25,957	27,573

(1)	Gross margin includes impairments and write-offs of option deposits.

(2)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations.

(3)	Backlog represents the number of new homes subject to pending sales contracts.

(4)	Includes proportionate share of lots under option related to joint ventures.

Three Months and Six Months Ended June 30, 2008 Compared with Three Months and Six Months Ended June 30, 2007
Net (Loss) / Income
Net loss was $9 million and $21 million for the three months and six months ended June 30, 2008, a decrease in income of $18 million and $59 million, respectively, when compared to the same periods in 2007. The decrease for the three months ended June 30, 2008 primarily relates to impairments and option write-offs of $17 million and impairments of investments in housing and land joint ventures of $10 million as a result of lower than anticipated revenues. The decrease for the six months ended June 30, 2008 primarily relates to impairment charges previously outlined and a reversal of an uncertain tax position that contributed $26 million to net income during the six months ended June 30, 2007.
Results of Operations
Company-wide: Housing revenue was $115 million and $181 million for the three months and six months ended June 30, 2008, a decrease of $40 million and $78 million, respectively, when compared to the same periods in 2007. The decrease in housing revenue was primarily a result of a decrease of 18% and 19% in the average selling price during the three months and six months ended June 30, 2008 when compared to the same period in 2007. In addition, 22 and 53 fewer homes were closed in the three months and six months ended June 30, 2008 when compared to the same periods in 2007. The gross margin on housing revenue for the three months ended June 30, 2008 was $14 million or 12% compared with $28 million or 18% for the same period in 2007. The decrease in the gross margin was due to fewer home closings, continued homebuyer incentives, and/or reduce average selling prices.
Land revenue totaled $5 million and $8 million for the three months and six months ended June 30, 2008, an increase of $3 million and $2 million, respectively, when compared to the same periods in 2007. Our land revenues may vary significantly from period to period due to the timing and nature of land sales as they generally occur on an opportunistic basis and additionally such revenues are also affected by local market conditions which continue to be weak.
During the three months and six months ended June 30, 2008, we recognized $17 million and $23 million of impairment charges and write-offs of option deposits compared to nil for the same periods in 2007. The impairment charges and write-offs for the three months ended June 30, 2008 relates to 581 lots and 108 optioned lots primarily in the Washington D.C. Area. The impairment charges and write-offs for the six months ended June 30, 2008 relate to 803 lots and 108 optioned lots primarily in the Washington D.C. Area.
A summary of our gross margin is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Housing	$14	$28	$24	$48
Land	1	—	1	1
Impairment charges and write-offs	(17)	—	(23)	—

	$(2)	$28	$2	$49

Northern California: Housing revenue was $38 million and $47 million for the three months and six months ended June 30, 2008, an increase of $8 million and $7 million when compared to the same periods in 2007. The gross margin on housing revenue for the three months ended June 30, 2008 was $2 million or 6% compared with $6 million or 19% for the same period in 2007. The gross margin on housing revenue for the six months ended June 30, 2008 was $3 million or 7% compared with $7 million or 18% for the same period in 2007. The decrease in the gross margin percentage was a result of reduced average selling prices and/or an increase in homebuyer incentives.
Southland / Los Angeles: Housing revenue was $31 million and $56 million for the three months and six months ended June 30, 2008, a decrease of $22 million and $49 million when compared to the same periods in 2007. The decrease in revenue was primarily attributable to a decrease in average selling price. The gross margin on housing revenue for the three months ended June 30, 2008 was $5 million or 15% compared with $9 million or 18% for the same period in 2007. The gross margin on housing revenue for the six months ended June 30, 2008 was $8 million or 15% compared with $20 million or 19% for the same period in 2007. The decrease in the gross margin percentage was primarily a result of an increase in homebuyer incentives and product mix.
San Diego / Riverside: Housing revenue was $19 million and $32 million for the three months and six months ended June 30, 2008, a decrease of $16 million and $18 million, respectively when compared to the same periods in 2007. The gross margin on housing revenue for the three months ended June 30, 2008 was $4 million or 21% compared with $7 million or 21% for the same period in 2007. The gross margin on housing revenue for the six months ended June 30, 2008 was $8 million or 25% compared with $11 million or 23% for the same period in 2007. While our gross margin percentage is high relative to our other geographic areas, our current backlog of homes indicates our margins will decrease in future periods.
Washington D.C. Area: Housing revenue was $24 million and $43 million for the three months and six months ended June 30, 2008, a decrease of $11 million and $10 million, respectively, when compared to the same periods in 2007. The gross margin on housing revenue before impairment charges for the three months ended June 30, 2008 was $4 million or 13% compared with $4 million or 12% for the same period in 2007. The gross margin on housing revenue before impairment charges for the six months ended June 30, 2008 was $6 million or 13% compared with $7 million or 14% for the same period in 2007.
Other Income and Expenses
Equity in earnings from housing and land joint venture for the three months and six months ended June 30, 2008 was $2 million, an increase of $2 million when compared to the same periods in 2007. The impairments of investments in housing and land joint ventures of $10 million for the three months and six months ended June 30, 2008 primarily relates to 907 lots in the Inland Empire of California.
Other (expense) / income for the three months and six months ended June 30, 2008 totaled income of $9 million and nil, an increase of $3 million and a decrease of $6 million, respectively, when compared to the same periods in 2007.
Selling, general and administrative expenses was $15 million and $31 million for the three months and six months ended June 30, 2008, a decrease of $3 million when compared to the same periods in 2007. Included in selling, general and administrative expense was net stock compensation expense of $1 million and nil for the six months ended June 30, 2008 and 2007, respectively.
Sales Activity
Net new home orders for the three months and six months ended June 30, 2008 totaled 237 and 468 units, an increase of 25 units or 12% and a decrease of 33 units or 7%, respectively, compared to the same periods in 2007.
Liquidity and Capital Resources
Financial Position
Our assets as of June 30, 2008 totaled $1,354 million, consistent with December 31, 2007. Our housing and land inventory and investments in housing and land joint ventures are our most significant assets with a combined book value of $1,242 million or approximately 92% of our total assets. Our housing and land assets have increased by $33 million in 2008 when compared to December 31, 2007. The increase was primarily due to the acquisitions of our partners’ 50% interests in two joint ventures for $39 million, of which $7 million was paid in cash and $32 million was financed by project specific debt and other liabilities. In addition, as at June 30, 2008, we have consolidated these two former joint venture entities which resulted in a further increase in our housing and land inventory of $32 million related to our share of debt in these entities. The increase of $71 million in housing and land assets as a result of these two acquisitions was offset by impairments and write-offs of option deposits of $33 million during 2008. Our housing and land assets include homes completed and under construction and lots ready for construction, model homes and land under and held for development. A summary of our lots owned and their stage of development at June 30, 2008 compared with December 31, 2007 follows:

	June 30,	December 31,
	2008	2007
Completed homes, including models	288	477
Homes under construction	195	91
Homes with foundations / slabs	147	165

Total housing units	630	733
Lots ready for house construction	2,944	2,683

	3,574	3,416
Graded lots and lots commenced grading	1,354	1,552
Undeveloped land	9,898	8,110

	14,826	13,078

Our total debt as of June 30, 2008 was $792 million, an increase of $57 million from December 31, 2007. Total debt as of June 30, 2008 consists of $549 million related to project specific financings and $243 million related to amounts drawn on our unsecured revolving credit facility with a subsidiary of our largest stockholder, Brookfield Asset Management Inc.

Our project specific financings consist primarily of construction and development loans that are generally repaid from home and lot proceeds. As new homes are constructed, further loan facilities are arranged. Each of our project loans have maturity dates and usually contain extension provisions in the event a project does not meet its absorption targets. Our lenders periodically require an independent appraisal of the project they finance and this may result in valuation adjustments resulting in incremental draws or repayments.
Our project specific financings as of June 30, 2008 were $549 million, a decrease of $156 million from December 31, 2007 when the impact of the acquisition of our former partners’ joint venture interests of $61 million referred to above are excluded.
As of June 30, 2008, the average interest rate on our project specific financings was 5.4%, with maturities as follows:

	Maturities
($ millions)	2008	2009	2010	Post 2010	Total

Northern California	$46	$68	$—	$—	$114
Southland / Los Angeles	3	4	52	20	79
San Diego / Riverside	55	134	18	—	207
Washington D.C. Area	25	90	—	18	133
Corporate / Other	7	—	9	—	16

Total	$136	$296	$79	$38	$549

As of June 30, 2008, we had available project specific debt lines of $270 million that were available to complete land development and construction activities.
Our major project specific lenders are Bank of America, Housing Capital Corporation, Wells Fargo and Union Bank of California.
The balance on our credit facility with a subsidiary of Brookfield Asset Management Inc. as of June 30, 2008 was $243 million, an increase of $41 million during the quarter ended June 30, 2008. This facility has served as our main source of short term liquidity for our operations in 2008. In July 2008, this facility was increased by $25 million to $275 million and it matures in September 2009.
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
Cash provided by our operating activities during the six months ended June 30, 2008 totaled $17 million compared with cash used of $99 million for the same period in 2007. We normally invest capital in the first half of a year as we build out our backlog of homes. However, our inventory levels continue to be elevated relative to current home deliveries and therefore we invested significantly less in the first half of 2008 when compared to the first half of 2007. During the six months ended June 30, 2008, our operating cash flow was also positively impacted by the receipt of a cash tax refund of $18 million.
Cash used in our investing activities in joint ventures for the six months ended June 30, 2008 was $19 million, compared with $17 million for the same period in 2007.
Cash used in our financing activities for the six months ended June 30, 2008 was $8 million compared with cash provided of $33 million for the same period in 2007.
Contractual Obligations and Other Commitments
Our contractual obligations and other commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007.
A total of $432 million of our project specific financings mature in 2008 and 2009 as a result of our expected project completions over this period. Although the level of our maturing debt is high, we plan to generate sufficient cash flow from our assets in 2008 and 2009 to repay these obligations. Our net debt to total capitalization ratio as of June 30, 2008, which we define as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 65% compared to 61% at December 31, 2007. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of our Annual Report on Form 10-K/A for the year ended December 31, 2007 entitled “Risk Factors — Our Debt and Leverage Could Adversely Affect our Financial Condition.”
Our project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of our Company, to maintain a tangible net worth of at least $250 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth ratio of no greater than 2.50 to 1. Our revolving credit facility with a subsidiary of Brookfield Asset Management Inc. requires us to maintain minimum stockholders’ equity of $300 million and a consolidated net debt to book capitalization ratio of no greater than 70%. At June 30, 2008, we were in compliance with all our covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control the land for an extended period of time, until options expire and/or we are ready to develop the land to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of June 30, 2008, we had $63 million of primarily applicable, non-refundable option deposits and other advanced costs. The total exercise price of these options was $353 million. Pursuant to FIN 46R, as described in Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q, we have consolidated $9 million of these option contracts. Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q for additional information about our lot options.
We also own 2,460 lots through our proportionate share of joint ventures. As of June 30, 2008, our investment in housing and land joint ventures totaled $100 million. We have provided varying levels of guarantees of debt in our joint ventures. As of June 30, 2008, we had recourse guarantees of $36 million and limited capital maintenance guarantees of $22 million with respect to debt in our joint ventures. During the six months ending June 30, 2008, we did not make any loan re-margin repayments on the debt in our joint ventures.
We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of June 30, 2008, we had $17 million in letters of credit outstanding and $183 million in performance bonds for these purposes. The costs to complete related to our letters of credit and performance bonds are $10 million and $90 million, respectively. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:
•	ability to create shareholder value;

•	strategies for shareholder value creation;

•	cash flow generation and our ability to repay our debt obligations;

•	the visibility on our future cash flow;

•	future gross margins;

•	the effect of interest rate changes on our cash flows;

•	the effect on our business of existing lawsuits; and

•	whether or not our letters of credit or performance bonds will be drawn upon.
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
Interest Rates
We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition, we have interest rate swap contracts which effectively fix $260 million of our variable rate debt at an average rate of 6.8% per annum. Based on our net debt levels as of June 30, 2008, a 1% change up or down in interest rates would have either a negative or positive effect of approximately $5 million on our cash flows.
Our interest rate swaps are not designed as hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” We are exposed to market risk associated with changes in the fair values of the swaps, and such changes must be reflected in our income statements. As of June 30, 2008, the fair value of the interest rate swaps totaled a liability of $7 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of the end of our fiscal quarter ended June 30, 2008, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a — 15(e) and 15d — 15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
There was no change in our internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors approved a share repurchase program that allows us to repurchase in aggregate up to $144 million of our outstanding common shares of which the remaining amount approved for repurchase at June 30, 2008 was approximately $49 million.
During the six months ended June 30, 2008, we did not repurchase any shares of our common stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
Our 2008 Annual Meeting of Stockholders was held on May 1, 2008. The following proposals were submitted to and approved by security holders at the Annual Meeting. All numbers reported are shares of our common stock.
1. The election of nine directors to hold office in accordance with our By-laws until the 2009 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.
2. The ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the 2008 fiscal year.

For	Against	Abstain
22,156,863	681	673
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits.
31.1	Rule 13a — 14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.
31.2	Rule 13a — 14(a) certification by Paul G. Kerrigan, Executive Vice President and Chief Financial Officer.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August, 2008.

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