Form 10-Q
period 2008-09-30
BROOKFIELD HOMES CORP
filed 2008-11-10
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2008 the registrant had outstanding 26,768,732 shares of its common stock, $0.01 par value per share.

INDEX
BROOKFIELD HOMES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		September 30,	December 31,
	Note	2008	2007
Assets
Housing and land inventory	2	$1,093,415	$1,078,229
Investments in housing and land joint ventures	3	95,778	130,546
Consolidated land inventory not owned	2	9,448	26,748
Receivables and other assets		60,310	50,066
Cash and cash equivalents		—	9,132
Deferred income taxes	7	61,123	55,943

		$1,320,074	$1,350,664

Liabilities and Equity
Project specific financings	4	$511,321	$644,572
Other revolving financings	4	272,000	90,000
Accounts payable and other liabilities	5	142,409	159,956
Minority interest	2	66,629	76,486
Preferred stock – 10,000,000 shares authorized, no shares issued		—	—
Common stock – 65,000,000 shares authorized, 32,073,781 shares issued (December 31, 2007 – 32,073,781 shares issued)		321	321
Additional paid-in-capital		145,101	145,101
Treasury stock, at cost – 5,410,368 shares (December 31, 2007 – 5,410,368 shares)		(243,701)	(243,701)
Retained earnings		425,994	477,929

		$1,320,074	$1,350,664

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

			(Unaudited)		(Unaudited)
			Three Months Ended		Nine Months Ended
			September 30,		September 30,
	Note		2008	2007	2008	2007
Revenue
Housing			$106,378	$117,405	$288,019	$376,077
Land			3,312	3,359	11,123	9,598

			109,690	120,764	299,142	385,675

Direct cost of sales	2		(97,501)	(99,498)	(262,145)	(315,141)
Impairment of housing and land inventory and write-off of option deposits	2		(31,787)	(34,413)	(54,588)	(34,413)

			(19,598)	(13,147)	(17,591)	36,121

Selling, general and administrative expense			(15,924)	(16,007)	(47,616)	(50,037)
Equity in (loss) / earnings from housing and land joint ventures	3		(41)	408	2,383	788
Impairment of investments in housing and land joint ventures	3		(8,525)	(7,135)	(18,525)	(7,135)
Other (expense) / income	9	(c)	(699)	(5,519)	(1,116)	174

Operating Loss			(44,787)	(41,400)	(82,465)	(20,089)
Minority interest			3,994	3,691	7,300	2,763

Loss Before Taxes			(40,793)	(37,709)	(75,165)	(17,326)
Income tax recovery			15,502	39,328	28,563	57,135

Net (Loss) / Income			$(25,291)	$1,619	$(46,602)	$39,809

(Loss) / Earnings Per Share
Basic	6		$(0.95)	$0.06	$(1.75)	$1.50
Diluted	6		$(0.95)	$0.06	$(1.75)	$1.48

Weighted Average Common Shares Outstanding (in thousands)
Basic	6		26,663	26,628	26,663	26,623
Diluted	6		26,663	26,816	26,663	26,865
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Nine Months Ended
	September 30,
	2008	2007
Common Stock	$321	$321

Additional Paid-in Capital
Opening balance	145,101	146,730
Stock option exercises	—	(670)

Ending balance	145,101	146,060

Treasury Stock
Opening balance	(243,701)	(248,606)
Stock option exercises	—	3,319

Ending balance	(243,701)	(245,287)

Retained Earnings
Opening balance	477,929	472,961
Net (loss) / income	(46,602)	39,809
Dividends	(5,333)	(5,326)

Ending balance	425,994	507,444

Total stockholders’ equity	$327,715	$408,538

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cash Flows From / (Used in) Operating Activities
Net (loss) / income	$(25,291)	$1,619	$(46,602)	$39,809
Adjustments to reconcile net (loss) / income to net cash used in operating activities:
(Undistributed) / distributed income from housing and land joint ventures	41	11	(1,364)	277
Minority interest	(3,994)	(3,691)	(7,300)	(2,763)
Deferred income taxes	(10,238)	(10,798)	(5,180)	(4,342)
Impairment of housing and land inventory and write-off of option deposits	31,787	34,413	54,588	34,413
Impairment of investments in housing and land joint ventures	8,525	7,135	18,525	7,135
Other changes in operating assets and liabilities:
(Increase) / decrease in receivables and other assets	(8,684)	1,529	(10,244)	517
Decrease / (increase) in housing and land inventory	17,085	(22,685)	36,317	(73,232)
Increase / (decrease) in accounts payable and other liabilities	3,145	(38,909)	(9,098)	(132,408)

Net cash provided by / (used in) operating activities	12,376	(31,376)	29,642	(130,594)

Cash Flows From / (Used in) Investing Activities
Investments in housing and land joint ventures	(5,078)	(12,006)	(17,432)	(33,063)
Distribution from housing and land joint ventures	684	4,185	1,079	7,864
Acquisition of additional interest in housing and land joint ventures	—	—	(6,844)	—

Net cash used in investing activities	(4,394)	(7,821)	(23,197)	(25,199)

Cash Flows From / (Used in) Financing Activities
Net (repayments) / borrowings under revolving project specific financing	(37,542)	5,106	(193,978)	17,637
Net borrowings under other revolving financings	29,000	30,000	182,000	55,000
Distributions to minority interest	(110)	—	(503)	(1,750)
Contributions from minority interest	670	1,537	2,237	4,503
Exercise of stock options	—	11	—	84
Dividends paid in cash	—	—	(5,333)	(5,326)

Net cash (used in) / provided by financing activities	(7,982)	36,654	(15,577)	70,148

Decrease in cash and cash equivalents	—	(2,543)	(9,132)	(85,645)
Cash and cash equivalents at beginning of period	—	3,707	9,132	86,809

Cash and cash equivalents at end of period	$—	$1,164	$—	$1,164

Supplemental Cash Flow Information
Interest paid	$11,612	$16,386	$41,932	$48,531
Income taxes recovered / (paid)	$—	$—	$18,049	$(22,154)
Non-cash (decrease) / increase in consolidated land inventory not owned	$(44)	$139	$(15,881)	$5,956

Acquisitions of Additional Interest in Joint Ventures
Increase in housing and land inventory	$—	$—	$97,828	$—
Reduction in investment in housing and land joint ventures	$—	$—	$33,960	$—
Liabilities assumed	$—	$—	$63,868	$—
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
The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.
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
In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows companies to choose to measure certain financial instruments and other items at fair value. Companies electing the fair value option are required to report subsequent changes in fair value in earnings. This Statement was effective for the Company’s fiscal year beginning January 1, 2008. The Company did not elect the fair value option for any of its financial assets or financial liabilities under FAS 159 and the standard has had no impact on the Company’s

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
consolidated financial statements.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157. SFAS 157 specifies a hierarchy of valuation techniques that are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The three levels of the hierarchy are as follows: level 1 inputs are derived from quoted prices for identical instruments in active markets; level 2 inputs are derived from quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and level 3 inputs which are derived from instruments with primarily unobservable value drivers. See Notes 2 and 8 for fair value disclosure.
(c) Reclassifications
Certain prior period amounts in the consolidated balance sheet have been reclassified to conform with the September 30, 2008 presentation. Specifically, other revolving financings which had previously been shown as a component of project specific and other financings is shown separately. This reclassification had no impact on the Company’s results from operations.
Note 2. Housing and Land Inventory
Housing and land inventory includes homes completed and under construction and lots ready for construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	September 30,	December 31,
	2008	2007
Housing inventory	$582,450	$600,241
Model homes	55,638	58,042
Land and land under development	455,327	419,946

	$1,093,415	$1,078,229

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three months ended September 30, 2008 and 2007, and for the nine months ended September 30, 2008 and 2007, interest incurred and capitalized by the Company was $11.6 million and $16.4 million, and $41.9 million and $48.5 million, respectively. Capitalized interest expensed as direct cost of sales for the same periods was $7.7 million and $6.0 million, and $20.6 million and $20.9 million, respectively.
Capitalized costs are expensed as costs of sales on a specific identification basis or on a relative value basis in proportion to revenue. Before impairment charges, included in direct cost of sales is $95.0 million and $252.5 million of costs related to housing revenue for the three months and nine months ended September 30, 2008 (September 30, 2007 – $96.1 million and $306.5 million) and $2.5 million and $9.6 million of costs related to land sales (September, 2007 – $3.4 million and $8.6 million), respectively.
For the three months and nine months ended September 30, 2008, the continued challenging housing market conditions resulted in a reduction of average selling prices along with an increase in sales incentives and additionally, the Company recognized $27.0 million and $48.2 million, respectively, of impairment charges on the housing and land inventory the Company directly owns (2007 – $31.4 million and $31.4 million, respectively). The $48.2 million in impairment charges is on 1,512 lots primarily located in the San Diego / Riverside and the Washington D.C. Areas. The table below sets forth information regarding the Company’s fair value measurement method and values basis used to determine fair value for the housing and land inventory impaired during the quarter:

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Estimated fair value of housing and land inventory impaired during the third quarter	$56,445

In accordance with the provisions of SFAS 144 and SFAS 157, housing and land inventory with a carrying amount of $83.4 million was written down to its fair value of $56.4 million, resulting in an impairment charge of $27.0 million, which was included in earnings for the three months ending September 30, 2008 (September 30, 2007 – $31.4 million).
The fair value measurements for housing and land inventory were determined by comparing the carrying amount of an asset to cash flows expected to be generated by the asset. To arrive at the estimated fair value of housing and land inventory impaired during the third quarter, the Company estimated the cash flow for the life of each project. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. Such projections generally assume current home selling prices, with cost estimates and sales rates for short-term projects consistent with recent sales activity. For longer-term projects, planned sales rates for the remainder of 2008 and 2009 assume recent sales activity and normalized sales rates beyond 2009. If the future undiscounted cash flows are less than the carrying amount, the asset is considered to be impaired. If the assets are considered to be impaired, they are then written down to fair value less estimated selling costs. In addition, when assessing fair value, the Company also calculates a static residual value analysis, which is assessed in conjunction with the discounted cash flow analysis to validate results from the fair value assessment.
In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions. Under these option agreements, the Company will advance deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be variable interest entities (“VIEs”), it is the primary beneficiary of options for 25 lots with an aggregate exercise price of $9.4 million (December 31, 2007 – 204 lots with an aggregate exercise price of $26.7 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $5.9 million (December 31, 2007 – $21.8 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.
Housing and land inventory includes non-refundable deposits and other entitlement costs totaling $58.2 million (December 31, 2007 – $55.6 million) in connection with options that are not required to be consolidated under the provisions of FASB Interpretation No. 46 (Revised 2003) (“FIN 46R”). The total exercise price of these options is $290.7 million (December 31, 2007 – $409.4 million) including the non-refundable deposits identified above. The number of lots for which the Company has obtained an option to purchase, excluding those already consolidated, and the respective dates of expiry and exercise price for these options is as follows:

	Number	Total
	of	Exercise
Year of Expiry	Lots	Price
2008	77	$12,405
2009	58	21,173
2010	1,713	18,927
Thereafter	7,315	238,226

	9,163	$290,731

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
During the three months and nine months ended September 30, 2008, the Company wrote-off $4.8 million and $6.4 million, respectively (September 30, 2007 – $3.0 million and $3.0 million). The $6.4 million of option write-offs primarily related to unentitled lot option agreements on 714 lots which the Company is no longer pursuing.
Investments in housing and land joint ventures includes $24.0 million of the Company’s share of non-refundable deposits and other entitlement costs in connection with 1,784 lots under option. The Company’s share of the total exercise price of these options is $93.7 million.
The Company holds agreements for a further 5,608 acres of longer term land, with non-refundable deposits and other entitlement costs of $10.3 million which is included in housing and land inventory that may provide additional lots upon obtaining entitlements with an aggregate exercise price of $112.0 million. However, given that the Company is in the initial stage of land entitlement, the Company has concluded at this time that the level of uncertainty in entitling these properties does not warrant including them in the above totals.
In the ordinary course of business, the Company selectively acquires land that it anticipates will provide a minimum return on invested capital. In the first quarter of 2008, the Company acquired its former partner’s 50% interest in one of its joint ventures for cash consideration of $5.4 million and assumed project specific and other financings of $9.0 million. As a result, the Company now owns 100% of this venture and as of January 15, 2008, it is included in the Company’s consolidated financial statements. This acquisition resulted in an increase to the Company’s housing and land inventory of $29.2 million, an increase to project specific and other financings of $18.0 million and a decrease in investments in housing and land joint ventures of $11.2 million. In the second quarter of 2008, the Company acquired its former partner’s 50% interest in another joint venture for cash consideration of $1.4 million and assumed project specific and other financings of $21.3 million. As a result, the Company now owns 100% of this venture and as of April 11, 2008, it is included in the Company’s consolidated financial statements. This acquisition resulted in an increase to the Company’s housing and land inventory of $68.6 million, an increase to project specific and other financings of $42.7 million, an increase to accounts payable and other liabilities of $3.1 million, and a decrease in investments in housing and land joint ventures of $22.7 million.
Note 3. Investments in Housing and Land Joint Ventures
The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures follows:

	September 30,	December 31,
	2008	2007
Assets
Housing and land inventory	$379,457	$476,250
Other assets	8,748	11,526

	$388,205	$487,776

Liabilities and Equity
Project specific financings	$135,157	$193,259
Accounts payable and other liabilities	23,604	26,497
Investment and advances
Brookfield Homes	95,778	130,546
Others	133,666	137,474

	$388,205	$487,776

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue and Expenses
Revenue	$1,398	$8,186	$19,212	$47,994
Expenses	(3,039)	(6,906)	(16,238)	(87,628)

Net (loss) / income	$(1,641)	$(1,280)	$2,974	$(39,634)

Company’s share of net (loss)/ income	$(41)	$408	$2,383	$788

Impairment of investments in housing and landjoint ventures	$(8,525)	$(7,135)	$(18,525)	$(7,135)

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
During the three months and nine months ended September 30, 2008 in accordance with Accounting Principles Board Opinion No. 18 (“APB 18”) the “Equity Method of Accounting for Investments in Common Stock,” the Company recognized impairment charges of $8.5 million and $18.5 million, respectively, related to a joint venture in the Inland Empire of California in the San Diego / Riverside reportable segment as a result of continued deterioration in this project which resulted in the carrying value of the Company’s investment in this joint venture exceeding the estimated fair value. Additionally, this joint venture has received notice from its lender that it is in default on its $71.6 million loan. The Company has provided the lender a several guarantee for fifty percent of the amount outstanding. The lender is currently proceeding to foreclose on the property. The Company’s remaining investment in this venture is $ nil.
The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At September 30, 2008, the Company had recourse guarantees of $35.8 million (December 31, 2007 – $8.5 million) and limited maintenance guarantees of $23.0 million (December 31, 2007 – $76.1 million) with respect to debt in its joint ventures.
Note 4. Project Specific Financings and Other Revolving Financings
Project specific financings are revolving in nature, bear interest at floating rates with a weighted average rate of 6.0% as at September 30, 2008 (December 31, 2007 – 7.0%) and are secured by housing and land inventory. The weighted average rate was calculated as of the end of each period, based upon the amount of debt outstanding and the related interest rates applicable on the date. During the nine months ended September 30, 2008, two joint ventures were acquired on which $60.7 million of debt was assumed and remains outstanding at September 30, 2008.
The Company’s project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of the Company, to maintain a tangible net worth of at least $250.0 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth of no greater than 2.50 to 1. As of September 30, 2008, the Company was in compliance with all its covenants.
Project specific financings mature as follows: 2008 – $86.3 million; 2009 – $291.5 million; 2010 – $101.6 million; and 2011 – $31.9 million.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Other revolving financings consists of amounts drawn on an unsecured revolving credit facility due to a subsidiary of the Company’s largest stockholder, Brookfield Asset Management Inc. This facility bears interest at LIBOR plus 3.0% per annum and matures in September 2009. This facility was increased in October 2008 to an aggregate principal amount not to exceed $300.0 million. During the three months and nine months ended September 30, 2008, interest of $3.5 million and $8.2 million, respectively, was paid related to this facility (2007 – $1.3 million and $3.2 million, respectively). This facility requires the Company to maintain minimum stockholders’ equity of $300.0 million and a consolidated net debt to book capitalization of no greater than 70%. At September 30, 2008 the Company was in compliance with all its covenants.
Note 5. Accounts Payable and Other Liabilities
The components of accounts payable and other liabilities included in the Company’s balance sheet are summarized as follows:

	September 30,	December 31,
	2008	2007
Trade payables and cost to complete accruals	$50,914	$46,017
Warranty costs (Note 9 (b))	17,047	17,844
Customer deposits	2,826	2,495
Stock-based compensation	14,234	13,164
Due to minority interest	11,983	23,573
Accrued and deferred compensation	29,700	46,304
Swap contracts (Note 9 (c) and (d))	8,178	6,523
Other	7,527	4,036

	$142,409	$159,956

Note 6. (Loss) / Earnings Per Share
Basic and diluted (loss) / earnings per share for the three months and nine months ended September 30, 2008 and 2007 were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net (loss) / income	$(25,291)	$1,619	$(46,602)	$39,809

Denominator:
Basic average shares outstanding	26,663	26,628	26,663	26,623
Net effect of stock options assumed to be exercised	—	188	—	242

Diluted average shares outstanding	26,663	26,816	26,663	26,865

Basic (loss) / earnings per share	$(0.95)	$0.06	$(1.75)	$1.50

Diluted (loss) / earnings per share	$(0.95)	$0.06	$(1.75)	$1.48

For the nine months ended September 30, 2008 and 2007, options to purchase 1.0 million shares and 0.3 million shares, respectively, were outstanding and anti-dilutive and were excluded from the computation of diluted earnings per share.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 7. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The differences that give rise to the net deferred tax asset are as follows:

	September 30,	December 31,
	2008	2007
Compensation deductible for tax purposes when paid	$15,291	$20,434
Differences relating to housing and land inventory	43,255	32,927
Other	2,577	2,582

	$61,123	$55,943

As at September 30, 2008, the Company had no unrecognized tax asset or liability (2007 – nil).
Note 8. Stock Based Compensation
Option Plan
Pursuant to the Company’s stock option plan, Brookfield Homes grants options to purchase shares of the Company’s common stock at the market price of the shares on the day the options are granted. A maximum of two million shares are authorized for issuance under the plan.
The total compensation costs recognized in income related to the Company’s stock options during the three months and nine months ended September 30, 2008 was expense of $0.9 million and $0.4 million, respectively (2007 – income of $2.9 million and $5.3 million, respectively).
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
The significant weighted average assumptions relating to the valuation of the Company’s stock options for the three months and nine months ended September 30, 2008 were as follows:

2008
Dividend yield	0.0%–5.50%
Volatility rate	70%
Risk-free interest rate	0.0%–4.2%
Expected option life (years)	0.0 – 7.0

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The following table sets out the number of common shares that employees of the Company may acquire under options granted under the Company’s stock option plan:

	September 30, 2008
		Weighted
		Average per
		Share Exercise
	Shares	Price
Outstanding, January 1, 2008	782,319	$30.11
Granted	210,000	$15.90
Exercised	(12,000)	$1.74
Cancelled	—	—

Outstanding, September 30, 2008	980,319	$27.41

Options exercisable at September 30, 2008	409,719	$22.89

The weighted average grant date fair value of options granted during the nine months ended September 30, 2008 was $6.65 per option compared to $12.17 per option during the nine months ended September 30, 2007. The intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $0.2 and $3.9 million, respectively. At September 30, 2008, the aggregate intrinsic value of options currently exercisable is $2.0 million and the aggregate intrinsic value of options outstanding is $2.0 million.
At September 30, 2008, there was $1.2 million of unrecognized expense related to unvested options, which is expected to be recognized over the remaining weighted average period of 2.6 years.
Deferred Share Unit Plan
The Company has adopted a Deferred Share Unit Plan (“DSUP”) under which certain of its executive officers and directors may, at their option, receive all or a portion of their annual bonus awards or retainers, respectively, in the form of deferred share units. The Company may also make additional grants of units to its executives and directors pursuant to the DSUP. As of September 30, 2008, the Company had granted 925,999 units under the DSUP, all of which were outstanding at September 30, 2008, and of which 565,391 units are currently vested and 360,608 vest over the next five years.
In addition, the Company has adopted a Senior Operating Management Deferred Share Unit Plan, (“MDSUP”) under which certain senior operating management employees receive a portion of their annual compensation in the form of deferred share units. As of September 30, 2008, the Company had granted 73,375 units under the MDSUP, all of which were outstanding at September 30, 2008.
The financial statement impact relating to the DSUP and MDSUP for the three months and nine months ended September 30, 2008 were expense of $2.0 million and $0.6 million, respectively (2007 – income of $6.7 million and $11.1 million, respectively).
The following table sets out the number of deferred share units that executive officers, directors and senior operating management employees of the Company may redeem under the Company’s DSUP and MDSUP:

September 30,
2008
Outstanding, January 1, 2008	677,902
Granted	325,701
Exercised	—
Cancelled	(4,229)

Outstanding, September 30, 2008	999,374

Deferred share units vested at September 30, 2008	638,766

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
(b) When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the State where the Company conducts business which range up to ten years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the nine months ended September 30, 2008 and 2007:

	2008	2007
Balance, at beginning of period	$17,844	$19,569
Payments and other adjustments made during the period	(3,034)	(4,148)
Warranties issued during the period	2,237	3,625

Balance, end of period	$17,047	$19,046

(c) The Company is exposed to financial risk that arises from fluctuations in interest rates. The interest bearing assets and liabilities of the Company are mainly at floating rates and, accordingly, their fair values approximate cost. The Company would be negatively impacted on balance, if interest rates were to increase. From time to time, the Company enters into interest rate swap contracts. As at September 30, 2008, the Company had seven interest rate swap contracts outstanding which effectively fixed $260.0 million of the Company’s variable rate debt at an average rate of 6.9% per annum. The contracts expire between 2009 and 2017. At September 30, 2008, the fair market value of the contracts was a liability of $8.2 million (December 31, 2007 – liability of $6.2 million) and was included in accounts payable and other liabilities. Expense of $1.1 million and $2.0 million was recognized during the three months and nine months ended September 30, 2008, respectively (2007 – expense of $5.7 million and $1.9 million, respectively) and was included in other (expense) / income. All interest rate swaps are recorded at fair market value and hedge accounting has not been applied.

Fair Value Measurements
Using Significant
Observable Inputs (Level 2)
Interest rate swap contracts at September 30, 2008	$(8,178)

The fair value measurements for the interest rate swap contracts are determined based on notional amounts, terms to maturity, and the USD LIBOR rates. The LIBOR rates vary depending on the term to maturity and the conditions set out in the underlying swap agreements.
(d) In July 2007, the Company’s equity swap transaction was amended to mature during July 2008 at an average cost per share of $28.41, and effectively fixed the stock compensation liability on 1,003,302 shares. This agreement, as subsequently amended, matured with a notional equity swap amount at an average cost of $12.63 per share on 1,022,987 shares. During July 2008, a new equity swap transaction was entered into at an average cost of $12.31 per share on 1,022,987 shares which matures during July 2009. At September 30, 2008, the fair market value of the equity swap was an asset of $1.7 million (December 31, 2007 – liability of $0.3 million) and was included in receivables and other assets. Income of $1.9 million and expense of $1.3 million was recognized during the three months and nine months ended September 30, 2008, respectively (2007 – expense of $10.4 million and $16.9 million) and was included in selling and general and administrative expense. The equity swap is recorded at fair market value and hedge accounting has not been

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
applied. The basis used to determine the fair value of the equity swap contract is as follows:

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Equity swap contract at September 30, 2008	$1,669

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Northern California	$35,146	$24,023	$81,914	$64,043
Southland / Los Angeles	11,673	27,536	67,960	132,407
San Diego / Riverside	18,133	20,224	50,368	70,064
Washington, D.C. Area	44,006	48,231	95,454	107,526
Corporate and Other	732	750	3,446	11,635

Total Revenues	$109,690	$120,764	$299,142	$385,675

Segment Operating (Loss) / Income
Northern California	$(5,001)	$(1,532)	$(7,149)	$566
Southland / Los Angeles	(1,183)	(5,410)	(383)	6,611
San Diego / Riverside	(28,660)	(27,980)	(34,366)	(21,362)
Washington D.C. Area	(5,296)	2,380	(29,279)	3,566
Corporate and Other	(4,647)	(8,858)	(11,288)	(9,470)

Total Operating Loss	(44,787)	(41,400)	(82,465)	(20,089)
Minority Interest	3,994	3,691	7,300	2,763

Net Loss before Taxes	$(40,793)	$(37,709)	$(75,165)	$(17,326)

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)

	September 30,	December 31,
	2008	2007
Housing and Land Assets 1)
Northern California	$294,319	$310,946
Southland / Los Angeles	172,726	198,483
San Diego / Riverside	420,137	387,575
Washington, D.C. Area	255,505	287,994
Corporate and Other	55,954	50,525

	$1,198,641	$1,235,523

1)	Consists of housing and land inventory, investments in housing and land joint ventures and consolidated land inventory not owned.
The following tables set forth additional financial information relating to the Company’s reportable operating segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Equity in (loss) / earnings from Housing and Land Joint Ventures:
Northern California	$—	$—	$—	$—
Southland / Los Angeles	—	—	—	—
San Diego / Riverside	—	—	1,730	—
Washington, D.C. Area	(35)	419	(452)	410
Corporate and Other	(6)	(11)	1,105	378

Total	$(41)	$408	$2,383	$788

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Impairment of housing and land inventory and write-off of option deposits:
Northern California	$4,787	$3,035	$5,234	$3,035
Southland / Los Angeles	—	—	550	—
San Diego / Riverside	20,000	31,378	20,000	31,378
Washington, D.C. Area	7,000	—	28,804	—
Corporate and Other	—	—	—	—

Total	$31,787	$34,413	$54,588	$34,413

	September 30,	December 31,
	2008	2007
Investments in Housing and Land Joint Ventures
Northern California	$—	$—
Southland / Los Angeles	36,911	32,541
San Diego / Riverside	3,599	50,165
Washington, D.C. Area	47,559	41,777
Corporate and Other	7,709	6,063

Total	$95,778	$130,546

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
Outlook
During the third quarter of 2008, we continued to experience challenging housing market conditions as a result of a continuing excess supply of housing inventory and the ongoing disruption in credit markets that began in 2007. Despite these challenging market conditions which are negatively affecting our current housing operations, we continue to focus on the monetization of our lots ready for house construction to generate cash flow to repay debt in the interim, and to redeploy to assets with higher expected returns. In addition, we continue to focus on our core strategies, including controlling land through option contracts and adding value by entitling raw land and creating communities.
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
For the period 2003 through the third quarter of 2008, cash provided from operations was $444 million, which was used primarily to return cash to stockholders through the repurchase of shares and the payment of dividends. Despite the continuing challenges of the United States housing market, we believe our business is positioned to create further shareholder value over the long term through the selective control of a number of strategic projects and the overall level of lots controlled.
The 25,678 lots that we control, 14,706 of which we own directly or through joint ventures, provide a strong foundation for our business and visibility on our future cash flow. We believe we add value to the lots we control through entitlements, development and the construction of homes. In allocating capital to our operations we generally limit our risk on unentitled land by optioning such land positions in all our markets, thereby mitigating our capital at risk. Option contracts for the purchase of land permit us to control lots for an extended period of time.
Homebuilding is our primary source of revenue and has represented approximately 90% of our total revenue since 2002. Our average sales price for the nine months ended September 30, 2008 of $565,000 was well in excess of the national average sales price as we operate in markets with higher price points and cater to move-up and luxury buyers. We also sell serviced and unserviced lots to other homebuilders generally on an opportunistic basis where we can redeploy capital to an asset providing higher returns or reduce risk in a market.
Our housing and land inventory, investments in housing and land joint ventures, and consolidated land inventory not owned together comprised 91% of our total assets as of September 30, 2008. In addition, we had $121 million in other assets, which consisted of homebuyer receivables of $6 million, deferred income taxes and income taxes receivable of $85 million and mortgages and other receivables of $30 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three months and nine months ended September 30, 2008 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K/A for the year ended December 31, 2007.

Results of Operations

	Three Months Ended		Nine Months Ended
Selected Financial Information (Unaudited)	September 30,		September 30,
($US millions)	2008	2007	2008	2007
Revenue:
Housing	$107	$117	$288	$376
Land	3	4	11	10

Total revenues	110	121	299	386
Direct cost of sales	(98)	(99)	(262)	(315)
Impairment of housing and land inventory and write-off of option deposits	(32)	(35)	(55)	(35)

Gross margin / (loss)	(20)	(13)	(18)	36
Selling, general and administrative expense	(16)	(16)	(47)	(50)
Equity in earnings from housing and land joint ventures	—	1	2	1
Impairment of investments in housing and land joint ventures	(8)	(7)	(18)	(7)
Other (expense) / income	(1)	(6)	(1)	—

Operating loss	(45)	(41)	(82)	(20)
Minority interest	4	4	7	3

Loss before taxes	(41)	(37)	(75)	(17)
Income tax recovery	16	39	29	57

Net (loss) / income	$(25)	$2	$(46)	$40

Segment Information

Housing revenue ($US millions):
Northern California	$35	$24	$82	$64
Southland / Los Angeles	12	27	68	132
San Diego / Riverside	18	20	50	70
Washington D.C. Area	41	45	84	98
Corporate and Other	1	1	4	12

Total	$107	$117	$288	$376

Land revenues ($US millions):
Northern California	$—	$—	$—	$—
Southland / Los Angeles	—	—	—	—
San Diego / Riverside	—	—	—	—
Washington D.C. Area	3	4	11	10
Corporate and Other	—	—	—	—

Total	$3	$4	$11	$10

Impairment of housing and land inventory and write-off of option deposits ($US millions):
Northern California	$5	$3	$5	$3
Southland / Los Angeles	—	—	—	—
San Diego / Riverside	20	32	20	32
Washington D.C. Area	7	—	30	—
Corporate and Other	—	—	—	—

Total	$32	$35	$55	$35

Gross margin / (loss) ($US millions)(1):
Northern California	$(2)	$1	$1	$8
Southland / Los Angeles	1	5	9	25
San Diego / Riverside	(17)	(25)	(9)	(14)
Washington D.C. Area	(1)	6	(17)	15
Corporate and Other	(1)	—	(2)	2

Total	$(20)	$(13)	$(18)	$36

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Home closings (units):
Northern California	38	26	88	69
Southland / Los Angeles	31	35	162	177
San Diego / Riverside	33	34	94	118
Washington D.C. Area	81	81	166	183
Corporate and Other	1	1	5	14

Consolidated total	184	177	515	561
Joint ventures	—	2	5	6

Total	184	179	520	567

Average selling price ($US):
Northern California	$925,000	$924,000	$931,000	$928,000
Southland / Los Angeles	377,000	787,000	420,000	748,000
San Diego / Riverside	549,000	595,000	536,000	594,000
Washington D.C. Area	502,000	554,000	508,000	535,000
Corporate and Other	732,000	750,000	689,000	831,000

Consolidated average	578,000	663,000	559,000	670,000
Joint ventures	—	1,102,000	1,236,000	989,000

Average	$578,000	$667,000	$565,000	$673,000

Net new orders (units): (2)
Northern California	37	39	107	102
Southland / Los Angeles	48	25	207	159
San Diego / Riverside	27	18	116	107
Washington D.C. Area	49	33	194	220
Corporate and Other	2	4	6	14

Consolidated total	163	119	630	602
Joint ventures	—	11	1	29

Total	163	130	631	631

Backlog (units at end of period): (3)
Northern California			46	50
Southland / Los Angeles			90	82
San Diego / Riverside			30	24
Washington D.C. Area			80	112
Corporate and other			20	20

Consolidated total			266	288
Joint ventures			—	35

Total			266	323

Lots controlled (units at end of period):
Lots owned:
Northern California			1,237	1,326
Southland / Los Angeles			1,434	1,358
San Diego / Riverside			7,997	6,096
Washington D.C. Area			3,764	3,814
Corporate and Other			274	142

			14,706	12,736
Lots under option (4)			10,972	13,762

Total			25,678	26,498

(1)	Gross margin / (loss) includes impairment of housing and land inventory and write-off of option deposits.

(2)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations.

(3)	Backlog represents the number of new homes subject to pending sales contracts.

(4)	Includes proportionate share of lots under option related to joint ventures.

Three Months and Nine Months Ended September 30, 2008 Compared with Three Months and Nine Months Ended September 30, 2007
Net (Loss) / Income
Net loss was $25 million and $46 million for the three months and nine months ended September 30, 2008, a decrease in income of $27 million and $86 million, respectively, when compared to the same periods in 2007. The decrease for the three months ended September 30, 2008 primarily relates to a reversal of an uncertain tax position that contributed $25 million to net income during the three months ended September 30, 2007. The decrease for the nine months ended September 30, 2008 primarily relates to higher impairment charges in 2008 when compared to 2007 and reversals of uncertain tax positions that contributed $51 million to net income during the nine months ended September 30, 2007.
Results of Operations
Company-wide: Housing revenue was $107 million and $288 million for the three months and nine months ended September 30, 2008, a decrease of $10 million and $88 million, respectively, when compared to the same periods in 2007. The decrease in housing revenue was primarily a result of a decrease of 13% and 17% in the average selling price during the three months and nine months ended September 30, 2008 when compared to the same periods in 2007. The gross margin on housing revenue for the three months ended September 30, 2008 was $11 million or 11% compared with $22 million or 18% for the same period in 2007. The gross margin on housing revenue for the nine months ended September 30, 2008 was $35 million or 12% compared with $70 million or 19% for the same period in 2007. The decrease in the gross margin was due to continued homebuyer incentives and/or reduced average selling prices.
Land revenue totaled $3 million and $11 million for the three months and nine months ended September 30, 2008, consistent with the same periods in 2007. Our land revenues may vary significantly from period to period due to the timing and nature of land sales as they generally occur on an opportunistic basis and such revenues are also affected by local market conditions which continue to be weak.
During the three months and nine months ended September 30, 2008, we recognized $32 million and $55 million of impairment charges and write-offs of option deposits compared to $35 million for the same periods in 2007. The impairment charges and write-offs for the three months ended September 30, 2008 relates to 709 lots primarily in the San Diego / Riverside and the Washington D.C. Area and 606 optioned lots in Northern California. The impairment charges and write-offs for the nine months ended September 30, 2008 relate to 1,512 lots and 714 optioned lots primarily in San Diego / Riverside and the Washington D.C. Area.
A summary of our gross margin is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Housing	$11	$22	$35	$70
Land	1	—	2	1
Impairment charges and write-offs	(32)	(35)	(55)	(35)

	$(20)	$(13)	$(18)	$36

Northern California: Housing revenue was $35 million and $82 million for the three months and nine months ended September 30, 2008, an increase of $11 million and $18 million, respectively, when compared to the same periods in 2007. The gross margin on housing revenue for the three months ended September 30, 2008 was $3 million or 8% compared with $4 million or 17% for the same period in 2007. The gross margin on housing revenue for the nine months ended September 30, 2008 was $6 million or 7% compared with $11 million or 18% for the same period in 2007. The decrease in the gross margin percentage was a result of reduced average selling prices and/or an increase in homebuyer incentives.
Southland / Los Angeles: Housing revenue was $12 million and $68 million for the three months and nine months ended September 30, 2008, a decrease of $15 million and $64 million, respectively, when compared to the same periods in 2007. The decrease in revenue was primarily attributable to a decrease in average selling price. The gross margin on housing revenue for the three months ended September 30, 2008 was $1 million or 12% compared with $5 million or 18% for the same period in 2007. The gross margin on housing revenue for the nine months ended September 30, 2008 was $9 million or 15% compared with $25 million or 19% for the same period in 2007. The decrease in the gross margin percentage was primarily a result of an increase in homebuyer incentives and/or reduced selling prices.

San Diego / Riverside: Housing revenue was $18 million and $50 million for the three months and nine months ended September 30, 2008, a decrease of $2 million and $20 million, respectively when compared to the same periods in 2007. The gross margin on housing revenue before impairment charges for the three months ended September 30, 2008 was $3 million or 14% compared with $6 million or 29% for the same period in 2007. The gross margin on housing revenue before impairment charges for the nine months ended September 30, 2008 was $11 million or 21% compared with $17 million or 25% for the same period in 2007. While our gross margin percentage is high relative to our other geographic areas, our current backlog of homes indicates our margins will decrease in future periods.
Washington D.C. Area: Housing revenue was $41 million and $84 million for the three months and nine months ended September 30, 2008, a decrease of $4 million and $14 million, respectively, when compared to the same periods in 2007. The gross margin on housing revenue before impairment charges for the three months ended September 30, 2008 was $5 million or 13% compared with $6 million or 14% for the same period in 2007. The gross margin on housing revenue before impairment charges for the nine months ended September 30, 2008 was $11 million or 12% compared with $13 million or 14% for the same period in 2007.
Other Income and Expenses
Selling, general and administrative expenses were $16 million and $47 million for the three months and nine months ended September 30, 2008, relatively consistent with the same periods in 2007. Included in selling, general and administrative expense was net stock compensation expense of $2 million and $1 million for the nine months ended September 30, 2008 and 2007, respectively.
Equity in earnings from housing and land joint ventures for the three months and nine months ended September 30, 2008 was $nil and $2 million respectively, a decrease of $1 million and an increase of $1 million when compared to the same periods in 2007. The impairments of our investments in housing and land joint ventures of $8 million and $18 million for the three months and nine months ended September 30, 2008 primarily relates to 907 lots in the Inland Empire of California.
Other (expense) / income for the three months and nine months ended September 30, 2008 totaled expense of $1 million, an increase of $5 million and a decrease of $1 million, respectively, when compared to the same periods in 2007.
Sales Activity
Net new home orders for the three months and nine months ended September 30, 2008 totaled 163 and 631 units, an increase of 33 units or 25% and flat, respectively, compared to the same periods in 2007.
Liquidity and Capital Resources
Financial Position
Our assets as of September 30, 2008 totaled $1,320 million, a decrease of $31 million compared to December 31, 2007. Our housing and land inventory and investments in housing and land joint ventures are our most significant assets with a combined book value of $1,189 million or approximately 90% of our total assets. Our housing and land assets have decreased by $20 million in 2008 when compared to December 31, 2007. The decrease was primarily due to impairments and write-offs of option deposits of $73 million during 2008. This decrease was offset by the acquisitions of our former partners’ 50% interests in two joint ventures for $39 million, of which $7 million was paid in cash and $32 million was financed by project specific debt and other liabilities. As at September 30, 2008, we have consolidated these two former joint venture entities which resulted in an increase in our housing and land inventory of $32 million related to our share of debt in these entities. Our housing and land assets include homes completed and under construction and lots ready for construction, model homes and land under and held for development. A summary of our lots owned and their stage of development at September 30, 2008 compared with December 31, 2007 follows:

	September 30,	December 31,
	2008	2007
Completed homes, including models	280	477
Homes under construction	175	91
Homes with foundations / slabs	113	165

Total housing units	568	733
Lots ready for house construction	2,829	2,683

	3,397	3,416
Graded lots and lots commenced grading	1,411	1,552
Undeveloped land	9,898	8,110

	14,706	13,078

Our total debt as of September 30, 2008 was $783 million, an increase of $48 million from December 31, 2007. Total debt as of September 30, 2008 consisted of $511 million related to project specific financings and $272 million related to amounts drawn on our unsecured revolving credit facility with a subsidiary of our largest stockholder, Brookfield Asset Management Inc.
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
Our project specific financings as of September 30, 2008 were $511 million, a decrease of $194 million from December 31, 2007 when the impact of the acquisition of our former partners’ joint venture interests of $61 million referred to above are excluded.
As of September 30, 2008, the average interest rate on our project specific financings was 6.0%, with maturities as follows:

	Maturities
($ millions)	2008	2009	2010	Post 2010	Total
Northern California	$30	$60	$10	$—	$100
Southland / Los Angeles	3	3	56	19	81
San Diego / Riverside	23	154	18	—	195
Washington D.C. Area	24	75	8	13	120
Corporate / Other	6	—	9	—	15

Total	$86	$292	$101	$32	$511

As of September 30, 2008, we had available project specific debt lines of $287 million that were available to complete land development and construction activities.
Our major project specific lenders are Wells Fargo, Bank of America, Housing Capital Company, and Union Bank of California.
The balance on our credit facility with a subsidiary of Brookfield Asset Management Inc. as of September 30, 2008 was $272 million, an increase of $29 million during the quarter ended September 30, 2008. This facility has served as our main source of short term liquidity for our operations in 2008. In October 2008, this facility was increased by $25 million to $300 million and it matures in September 2009.
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
Cash provided by our operating activities during the nine months ended September 30, 2008 totaled $30 million compared with cash used of $131 million for the same period in 2007. We normally invest capital in the first nine months of the year as we build out our backlog of homes. However, our inventory levels continue to be elevated relative to current home deliveries and therefore we invested significantly less in the first nine months of 2008 when compared to the first nine months of 2007. During the nine months ended September 30, 2008, our operating cash flow was also positively impacted by the receipt of a cash tax refund of $18 million.
Cash used in our investing activities in joint ventures for the nine months ended September 30, 2008 was $23 million, compared with $25 million for the same period in 2007.
Cash used in our financing activities for the nine months ended September 30, 2008 was $16 million compared with cash provided of $70 million for the same period in 2007.

Contractual Obligations and Other Commitments
Our contractual obligations and other commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007.
A total of $378 million of our project specific financings mature in 2008 and 2009. Although the level of our maturing debt is high, we plan to generate sufficient cash flow from our assets in 2008 and 2009 to repay these obligations. Our net debt to total capitalization ratio as of September 30, 2008, which we define as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 67% compared to 61% at December 31, 2007. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of our Annual Report on Form 10-K/A for the year ended December 31, 2007 entitled “Risk Factors – Our Debt and Leverage Could Adversely Affect our Financial Condition.”
Our project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of our Company, to maintain a tangible net worth of at least $250 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth ratio of no greater than 2.50 to 1. Our revolving credit facility with a subsidiary of Brookfield Asset Management Inc. requires us to maintain minimum stockholders’ equity of $300 million and a consolidated net debt to book capitalization ratio of no greater than 70%. At September 30, 2008, we were in compliance with all our covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control the land for an extended period of time, until options expire and/or we are ready to develop the land to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of September 30, 2008, we had $62 million of primarily applicable, non-refundable option deposits and other advanced costs. The total exercise price of these options was $300 million. Pursuant to FIN 46R, as described in Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q, we have consolidated $9 million of these option contracts. Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q for additional information about our lot options.
We also own 2,545 lots through our proportionate share of joint ventures. As of September 30, 2008, our investment in housing and land joint ventures totaled $96 million. We have provided varying levels of guarantees of debt in our joint ventures. As of September 30, 2008, we had recourse guarantees of $36 million and limited capital maintenance guarantees of $23 million with respect to debt in our joint ventures. During the nine months ending September 30, 2008, we did not make any loan re-margin repayments on the debt in our joint ventures.
We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of September 30, 2008, we had $14 million in letters of credit outstanding and $175 million in performance bonds for these purposes. The costs to complete related to our letters of credit and performance bonds are $8 million and $75 million, respectively. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.
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
Interest Rates
We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition, we have interest rate swap contracts which effectively fix $260 million of our variable rate debt at an average rate of 6.9% per annum. Based on our net debt levels as of September 30, 2008, a 1% change up or down in interest rates would have either a negative or positive effect of approximately $5 million on our cash flows.
Our interest rate swaps are not designed as hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” We are exposed to market risk associated with changes in the fair values of the swaps, and such changes must be reflected in our statements of operations. As of September 30, 2008, the fair value of the interest rate swaps totaled a liability of $8 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of the end of our fiscal quarter ended September 30, 2008, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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
There was no change in our internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors approved a share repurchase program that allows us to repurchase in aggregate up to $144 million of our outstanding common shares of which the remaining amount approved for repurchase at September 30, 2008 was approximately $49 million.
During the nine months ended September 30, 2008, we did not repurchase any shares of our common stock.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of November, 2008.

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