Form 10-K
period 2008-12-31
BROOKFIELD HOMES CORP
filed 2009-02-13
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes ☐      No ☑
As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $136,436,486 based upon the closing market price on June 30, 2008 of a share of common stock on the New York Stock Exchange.
As of February 10, 2009, the registrant had outstanding 26,768,732 shares of its common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2009 definitive proxy statement, to be filed with the Commission no later than April 30, 2009, are incorporated by reference into Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of Part III of this annual report on Form 10-K.

PART I
Item 1. Business
Introduction
Brookfield Homes Corporation is a land developer and homebuilder (unless the context requires otherwise, references in this report to “we,” “our,” “us” and “the Company” refer to Brookfield Homes and its subsidiaries). We entitle and develop land for our own communities and sell lots to third parties. We also design, construct and market single-family and multi-family homes primarily to move-up and luxury homebuyers. Our operations are currently focused primarily in the following markets: Northern California (San Francisco Bay Area and Sacramento); Southland / Los Angeles; San Diego / Riverside; and the Washington D.C. Area. We target these markets because we believe over the longer term they offer the following positive characteristics: strong housing demand, a constrained supply of developable land and close proximity to areas where we expect strong employment growth. Our Washington D.C. Area operations commenced in the mid 1980s and our California operations commenced in 1996.
General Development of Our Business
We were incorporated on August 28, 2002 in Delaware as a wholly-owned subsidiary of Brookfield Properties Corporation in order to acquire all of the California and Washington D.C. Area homebuilding and land development operations of Brookfield Properties pursuant to a reorganization of its residential homebuilding business (which we refer to as the “Spin-off”). On January 6, 2003, Brookfield Properties completed the Spin-off by distributing all of the issued and outstanding common stock it owned in our Company to its common shareholders. We began trading as a separate company on the New York Stock Exchange on January 7, 2003, under the symbol “BHS.”
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
Current Business Environment
2008 was another very challenging year for the housing industry as the downturn in the housing market intensified. The supply of resale and new homes far exceeds demand and even though annual single-family new home production in the United States has dropped to below 600,000 units, we do not anticipate that an equilibrium between the supply and demand for housing will be reached in 2009. This continuing imbalance, as well as the disruption in credit markets and uncertain economic outlook, has led to continued weak consumer confidence, a critical factor for home sales. For additional information and analysis of the impact on our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.
Overview of the Land Development and Homebuilding Industry
The residential homebuilding and land development industry involves converting raw or undeveloped land into residential housing. This process begins with the purchase or control of raw land and is followed by the entitlement and development of the land, and the marketing and sale of homes constructed on the land.
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

Narrative Description of Our Business
We develop land for our own communities and sell lots to other homebuilders. In our own communities, we design, construct and market single-family and multi-family homes primarily to move-up and luxury homebuyers. In each of our markets, we operate through local business units which are involved in all phases of the planning and building of our master-planned communities and infill developments. These phases include sourcing and evaluating land acquisitions, site planning, obtaining entitlements, developing the land, product design, constructing, marketing and selling homes and homebuyer customer service. In the five year period ended December 31, 2008, we closed a total of 6,268 homes and sold 4,420 lots in various stages of development to other homebuilders. A home or lot is considered closed when title has passed to the homebuyer, and for a lot when a significant cash down payment or appropriate security has been received.
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
In 2008, we closed a total of 750 homes, compared with 839 in 2007. The breakdown of our home closings by market in the last three years follows:

(Units)	2008	2007	2006
Northern California	139	131	107
Southland / Los Angeles	227	258	326
San Diego / Riverside	128	150	288
Washington D.C. Area	245	272	375
Corporate and Other	6	14	63

	745	825	1,159
Joint Ventures	5	14	22

Total	750	839	1,181

At December 31, 2008, we had in backlog 134 homes, a decrease of 21 homes when compared to 2007. Backlog represents the number of homes subject to pending sales contracts.
We also sell serviced and unserviced lots to other homebuilders, generally on an opportunistic basis where we can enhance our returns, reduce our risk in a market or re-deploy our capital to an asset providing higher returns. In 2008, we sold 616 lots. In 2007, we sold 1,328 lots, the majority of which related to the sale of 1,249 controlled lots in Southern California.
Our average home price in 2008 from directly owned projects was $557,000, a decrease of $99,000 or 15% when compared to our average home price in 2007 of $656,000. The breakdown of the average prices on our home closings in the last three years follows:

	2008		2007		2006
		Average		Average		Average
	Sales	Price	Sales	Price	Sales	Price
	(Millions)		(Millions)		(Millions)
Northern California	$127	$913,000	$121	$921,000	$106	$987,000
Southland / Los Angeles	94	413,000	176	682,000	236	725,000
San Diego / Riverside	68	533,000	89	597,000	173	601,000
Washington D.C. Area	122	499,000	143	528,000	222	592,000
Corporate and Other	4	689,000	12	831,000	47	749,000

Total	$415	$557,000	$541	$656,000	$784	$677,000

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
During 2008, we acquired 1,353 lots and obtained control of a further 430 lots through options. All of the lots were acquired from joint venture partners or were lots we previously controlled through options.
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
Asset Profile
Our assets are focused on single-family and multi-family homebuilding in the markets in which we operate. They consist primarily of housing and land inventory and investments in housing and land joint ventures. Our total assets, net of deferred income taxes as of December 31, 2008 were $1,148 million, with $829 million of these assets located in California, $259 million in the Washington D.C. Area and $60 million in other operations.
As of December 31, 2008, we controlled 24,109 lots. Controlled lots include those we directly own, our share of those owned by our joint ventures and those that we have the option to purchase. Our controlled lots provide a strong foundation for our future homebuilding business and visibility on our future cash flow. Approximately seventy percent of our owned lots are entitled and ready for development and our optioned lots are mainly unentitled and require various regulatory approvals before development can commence. The number of residential building lots we control in each of our markets as of December 31, 2008 follows:

	Owned
(Lots)	Directly	Joint Ventures	Options(1)	Total Lots
Northern California	1,010	98	6,182	7,290
Southland / Los Angeles	1,163	254	2,043	3,460
San Diego / Riverside	6,604	1	1,500	8,105
Washington D.C. Area	2,265	1,416	1,300	4,981
Corporate and Other	210	63	—	273

Total December 31, 2008	11,252	1,832	11,025	24,109

Total December 31, 2007	9,620	3,458	12,293	25,371

(1)	Includes proportionate share of lots under option related to joint ventures.
Our housing and land inventory includes homes completed or under construction, developed land, raw land and option deposits. The book value of our housing and land inventory in each of our primary markets as of the end of the last two years follows:

	December	December
(Book Value, $ millions)	31, 2008	31, 2007
Northern California	$237	$308
Southland / Los Angeles	97	150
San Diego / Riverside	365	337
Washington D.C. Area	204	238
Corporate and Other	44	45

Total	$947	$1,078

The book value of our investments in housing and land joint ventures as of December 31, 2008 was $105 million. The total book value of the assets and liabilities of these joint ventures and our share of the equity of the joint ventures as of December 31, 2008 follows:

December
(Book Value, $ millions)	31, 2008
Assets	$319
Liabilities	$79
Brookfield Homes’ net investment	$105

The following describes our major projects:
Windemere, San Francisco Bay Area. Windemere is a 5,200 lot master-planned community located on one of the last premier infill tracts of residential housing land in the East Bay area of San Francisco. Windemere was acquired under option in 1998 and lot sales commenced in 2001. We hold a one-third interest in Windemere, with the other two-thirds owned equally by Centex Corporation and Lennar Corporation. We have no affiliation with Centex Corporation or Lennar Corporation. We directly own 193 lots in Windemere and our share of the remaining joint venture is 98 lots.
University District, San Francisco Bay Area. University District is a 254 acre project in Rohnert Park, near Santa Rosa which is entitled for 1,454 lots, all of which we control.
Edenglen, Ontario. Edenglen is a 542 lot project in the City of Ontario in San Bernardino County and is the first community within the master-planned community currently known as the New Model Colony. We obtained final approvals and commenced grading in 2006. Home closings commenced in 2007 and as of December 31, 2008, we owned 470 lots.
Morningstar Ranch, Riverside County. Morningstar Ranch is a 1,081 lot master-planned community near Temecula in Riverside County. The initial phases totaling 448 lots closed out and land development on the remaining 633 lots commenced in 2004 and was completed in 2006. Home closings commenced in 2006 and a land sale of 451 lots was closed in 2008. As of December 31, 2008, we owned 58 lots.
Calavera Hills, San Diego County. Calavera Hills is an 800 acre project located in the coastal community of Carlsbad. We completed the first two phases of the project and Phase III, which is planned for 404 units, commenced development in 2007.
Sycamore Canyon, San Diego County. Sycamore Canyon is a 2,132 acre project located in San Diego County. The project was acquired under option in 1998, and in 2002, final development approvals were obtained and grading of the site commenced. Home closings commenced in 2004 and as of December 31, 2008, we owned 226 lots.
Windingwalk, San Diego County. Windingwalk in south San Diego County is a 1,200 acre project. Grading on the site commenced in 2002 and home closings commenced in 2004. We hold a 50% interest in this project, with the remaining 50% held by Shea Homes. We have no affiliation with Shea Homes. All lots have been distributed to partners of which we owned directly 234 lots as of December 31, 2008.
Heritage Shores, Washington, D.C. Area. Heritage Shores is a 2,000 lot master-planned active adult community located in the town of Bridgeville, Delaware. Development commenced in 2004 and Phase I is fully developed and the golf course and clubhouse were completed in 2006. As of December 31, 2008, we owned 499 lots in Heritage Shores and held a long-term option for a further 1,066 lots.
Braemar, Washington D.C. Area. Braemar is a master-planned community located in Prince William County that began development in 1994. Since 1999, we closed over 2,400 homes and lots in this community. As of December 31, 2008, we owned 363 lots in Braemar and adjacent communities.
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

We attempt to limit the number of unsold units under construction by limiting the size of each construction phase and closely monitoring sales activity. Building homes of a similar product type in phases also allows us to utilize production techniques that reduce our construction costs. The number of our unsold homes fluctuates depending upon the timing of completion of construction and absorption of home phases. As of December 31, 2008, we had 108 completed and unsold homes, excluding the model homes we currently maintain. The level of completed homes has decreased when compared to 2007, as a result of matching our home construction to our home closings.
We function as a general contractor, subcontracting the construction activities for our projects. We manage these activities with on-site supervisory employees and informational and management control systems. We engage independent architectural, design, engineering and other consulting firms to assist in project planning. We do not have long-term contractual commitments with our subcontractors, consultants or suppliers of materials, who are generally selected on a competitive bid basis. We employ subcontractors for site improvements and for virtually all of the work involved in the construction of homes. In almost all instances, our subcontractors commit to complete the specified work in accordance with written price schedules. These price schedules normally change to meet fluctuations in labor and material costs. We do not own heavy construction equipment and we have a relatively small labor force used to supervise development and construction, and to perform routine maintenance service and minor amounts of other work. We generally have been able to obtain sufficient materials and subcontractors, even during times of market shortages. We build a home in approximately five to eight months, depending upon design, the availability of raw materials and supplies, governmental approvals, local labor situation, time of year and other factors.
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
As of December 31, 2008, we owned 102 model homes and leased 25 model homes from third parties, which are not generally available for sale until the final build-out of a project. Generally, two to four different model homes are built and decorated at each project to display design features. Model homes play a key role in helping buyers understand the efficiencies and value provided by each floor plan type. In addition to model homes, customers can gain an understanding of the various design features and options available to them using our design centers. At each design center, customers can meet with a designer and are shown the standard and upgraded selections available to them, including professional interior design furnishings and accessories.
We typically sell homes using sales contracts that include cash deposits by the purchasers. Before entering into sales contracts, we generally pre-qualify our customers. However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances. Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results. During 2008, as a result of continuing challenging market conditions, our cancellation rate of 27% was high relative to our historical average of 15%. We continue to closely monitor the progress of prospective buyers in obtaining financing. We also monitor and attempt to adjust our planned construction starts depending on the level of demand for our homes.

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
Mortgage Brokerage Operations
We offer mortgage brokerage services exclusively to our customers in our San Francisco Bay Area, Southland / Los Angeles, San Diego and Washington D.C. Area markets. We have agreements with various lenders to receive a fee on loans made by the lenders to customers we introduce to the lenders. We provide mortgage origination services to our customers in the Washington D.C. Area and do not retain or service the mortgages we originate. We customarily sell all of the loans and loan servicing rights that we originate in the secondary market within a month of origination and on a limited recourse basis, generally limited to early payment defaults or fraud and misrepresentation. For the year ended December 31, 2008, less than 1% of our revenue and less than 1% of our net income was derived from our mortgage operations.
Relationship with Affiliates
We are a land developer and homebuilder, developing land and building homes primarily in four markets in California and in the Washington D.C. Area. None of our affiliates, including Brookfield Asset Management Inc. and Brookfield Properties, operate in similar businesses in our markets. Nevertheless, there are agreements among our affiliates to which we are a party or subject relating to a name license, the lease of office space, a deposit facility, an unsecured revolving credit facility in the form of a promissory note and a management services agreement. For a further description of these agreements refer to “Certain Relationships and Related Transactions, and Director Independence” which is incorporated by reference into Item 13 of this report from our definitive 2009 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2009.
Four of our directors serve as executive officers and/or directors of our affiliates. For a description of those relationships refer to “Certain Relationships and Related Transactions, and Director Independence” which is incorporated by reference into Item 13 of this report from our definitive 2009 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2009.
Competition
The residential homebuilding industry is highly competitive. We compete against numerous homebuilders and others in the real estate business in and near the areas where our communities are located. Our principal competitors are primarily national public company homebuilders, including Centex Corporation, Hovnanian Enterprises, Inc., Lennar Corporation, Pulte Corporation, Standard Pacific Corp. and Toll Brothers, Inc. We also compete with resales of existing homes, whether by a homeowner or by a financial institution that has acquired a home through foreclosure, and with the rental housing market. We may compete for investment opportunities, financing, available land, raw materials and skilled labor with entities that possess greater financial, marketing and other resources than us. We also compete for land buyers with third parties in our efforts to sell lots to other homebuilders. Competition may increase if there is future consolidation in the land development and homebuilding industry.
Material Contracts
Other than contracts arising in connection with the reorganization and the Spin-off of the residential homebuilding operations of Brookfield Properties, a deposit facility and promissory note with a subsidiary of Brookfield Asset Management Inc., and a management services agreement, we are not party or subject to any material contracts. For a description of the material contracts arising in connection with the reorganization, refer to “Certain Relationships and Related Transactions, and Director Independence” which is incorporated by reference into Item 13 of this report from our definitive 2009 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2009.

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
We do not currently have any material estimated capital expenditures related to governmental assessments or environmental compliance costs for the remainder of fiscal 2009, fiscal 2010 or fiscal 2011.
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
Employees
As of December 31, 2008, we had 379 employees. We consider our relations with our employees to be good. Our construction operations are conducted primarily through independent subcontractors, thereby limiting the number of our employees. None of our employees are currently represented by a union or covered by a collective bargaining agreement. We have not recently experienced any work stoppages.
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
NYSE Annual Disclosure
We confirm that we have submitted a Section 303A.12(a) CEO Certification to the NYSE in 2008 and filed with the SEC the CEO / CFO certification required under Section 302 of the Sarbanes-Oxley Act for the 2008 fiscal year.
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
2008 was another very challenging year for the housing industry, as the downturn in the housing market intensified. Home foreclosures and lack of financing for homebuyers resulted in continued high inventories of new and resale homes and sharp declines in new home deliveries. The supply of resale and new homes far exceeds demand and even though annual single-family new home production in the United States has dropped to 0.6 million units per year, we do not anticipate that an equilibrium between the supply and demand for housing will be reached in 2009. This continuing imbalance, as well as the disruption in credit markets, has led to continued weak consumer confidence, a critical factor for home sales.
Homebuilders are also subject to risks related to the availability and cost of materials and labor, and adverse weather conditions that can cause delays in construction schedules and cost overruns. Furthermore, the market value of undeveloped land, buildable lots and housing inventories held by us can fluctuate significantly as a result of changing economic and real estate market conditions and may result in inventory impairment charges or putting our deposits for lots controlled under option at risk. If there are significant adverse changes in economic or real estate market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We may be particularly affected by changes in local market conditions in California, where we derive a large proportion of our revenue. As a result of the present challenging market conditions, we have sold homes and lots for lower profit margins than in the past and we have recorded inventory and joint venture impairments and lot option write-off charges that resulted in a loss during fiscal 2008. If market conditions continue to deteriorate, some of our assets may be subject to further impairments and option write-off charges further adversely affecting our operations and financial results.
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
During 2007 and 2008, there was a significant decrease in the type of mortgage products available and a general increase in the qualification requirements for mortgages. Fewer loan products and tighter loan qualifications made it more difficult for some borrowers to finance the purchase of our homes. This, coupled with higher mortgage interest rates for some mortgage products has reduced demand for new homes. These reductions in demand have adversely affected our operations and financial results, and the duration and severity of the effects are uncertain.
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
We operate in a capital intensive industry and require significant capital expenditures to maintain our competitive position. The failure to secure additional debt or equity financing or the failure to do so on favorable terms will limit our ability to grow our business, which in turn will adversely affect our business and results of operations. We expect to make significant capital expenditures in the future to enhance and maintain the operations of our properties and to expand and develop our real estate inventory. If our plans or assumptions change or prove to be inaccurate, or if our cash flow from operations proves to be insufficient due to unanticipated expenses or otherwise, we will likely seek to minimize cash expenditures and/or obtain additional financing in order to support our plan of operations. The availability of financing from banks and the public debt markets has declined significantly. Due to the deterioration of the credit markets and the uncertainties that exist in the economy and for home builders in general, we cannot be certain that we will be able to replace existing financing or find additional sources of financing. If sufficient funding, whether obtained through public or private debt, equity financing or from strategic alliances is not available when needed or is not available on acceptable terms, our business and results of operations will be adversely affected.

Our debt and leverage could adversely affect our financial condition.
Our total debt as of December 31, 2008 was $749 million, of which a total of $405 million matures prior to the end of 2010. Our leverage could have important consequences, including the following: our ability to obtain additional financing for working capital, capital expenditures or acquisitions may be impaired in the future; a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt, thereby reducing the funds available to us for other purposes; some of our borrowings are and will continue to be at variable rates of interest, which will expose us to the risk of increased interest rates; and our substantial leverage may limit our flexibility to adjust to changing economic or market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a general economic downturn.
If any of these conditions occur, or should we be unable to repay these obligations as they become due, our financial condition will be adversely affected. In addition, our various debt instruments contain financial and other restrictive covenants that may limit our ability to, among other things, borrow additional funds that we might need in the future. We also guarantee shortfalls under some of our community bond debt, when the revenues, fees and assessments which are designed to cover principal and interest and other operating costs of the bonds are not paid.
We finance each of our projects individually. As a result, to the extent we increase the number of our projects and our related investment, our total debt obligations may increase. In general, we repay the principal of our debt from the proceeds of home closings.
Based on our net debt levels as of December 31, 2008, a 1% change up or down in interest rates could have either a negative or positive effect of approximately $5 million on our cash flows. Refer also to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risks — Interest Rates.”
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
Provisions in our charter documents and Delaware law may make it difficult for a third party to acquire us, which could depress the price of our securities.
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
We are also subject to provisions of Delaware law that could delay, deter or prevent us from entering into an acquisition, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination with an interested stockholder unless specific conditions are met. The existence of any of the above factors could adversely affect the market price of our common stock.
The trading price of our securities could fluctuate significantly and could be adversely affected because Brookfield Asset Management Inc. beneficially owns approximately 58.17% of our common stock.
The trading prices of shares of our common stock in the open market cannot be predicted. The trading prices could fluctuate significantly in response to factors such as: variations in our quarterly or annual operating results and financial condition; changes in government regulations affecting our business; the announcement of significant events by us or our competitors; market conditions specific to the homebuilding industry; changes in general economic conditions; differences between our actual financial and operating results and those expected by investors and analysts; changes in analysts’ recommendations or projections; the depth and liquidity of the market for shares of our common stock; investor perception of the homebuilding industry; events in the homebuilding industry; investment restrictions; and our dividend policy. In addition, securities markets have experienced significant price and volume fluctuations in recent years that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the trading price of our common stock.
Also, Brookfield Asset Management Inc. beneficially owns approximately 58.17% of the outstanding shares of our common stock, which percentage could increase in connection with our currently proposed rights offering because Brookfield Asset Management Inc. has indicated its intention to exercise in full its subscription rights, and any over-subscription rights to which it my be entitled. If Brookfield Asset Management Inc. should decide in the future to sell any of our securities owned beneficially by it, the sale (or the perception of the market that a sale may occur) could adversely affect the trading price of those securities.
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

	Year Ended December 31, 2008			Year Ended December 31, 2007
			Cash Dividends			Cash Dividends
	High	Low	Per Share	High	Low	Per Share

1st Quarter	$17.52	$10.51	—	$41.49	$30.55	—
2nd Quarter	$17.30	$12.28	$0.20	$36.61	$28.92	$0.20
3rd Quarter	$16.75	$9.26	—	$32.07	$17.04	—
4th Quarter	$13.90	$1.49	—	$22.21	$13.50	$0.20

As of February 10, 2009, there were approximately 839 holders of record of our common stock.
Our Board of Directors periodically reviews our dividend policy. Future dividends on our common stock, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions, investment opportunities and other factors that our Board of Directors considers relevant. We do not currently pay a dividend.
There are no current or anticipated contractual terms in our credit or other arrangements that restrict our ability to pay dividends, other than the requirements imposed by our project specific financings that require Brookfield Homes Holdings Inc., our wholly-owned subsidiary, to maintain a tangible net worth of at least $250 million, a net debt to tangible net worth ratio of 2.50 to 1 and a net debt to capitalization ratio of no greater than 65%, and the requirements of our revolving credit facility with Brookfield Asset Management Inc., that currently require Brookfield Homes Corporation to maintain minimum stockholders’ equity of $225 million and a consolidated net debt to book capitalization ratio of no greater than 80%. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Other Commitments” for additional information about these restrictions. In addition, we expect to issue shares of our 8% convertible preferred stock in connection with our currently proposed rights offering. The terms of the 8% convertible preferred stock will contain limitations on when we may pay dividends on our common stock.
Our Board of Directors approved a share repurchase program that allows us to repurchase in aggregate up to $144 million of our outstanding common shares, of which the remaining amount approved for repurchases at December 31, 2008 was approximately $49 million. During the three months and year ended December 31, 2008, we did not repurchase any shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes our equity compensation plans approved by stockholders as of December 31, 2008. We have no equity compensation plans not approved by stockholders.

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity compensation plans approved by stockholders	875,000	$30.57	489,200
Equity compensation plans not approved by stockholders	none	n/a	none

Total	875,000	$30.57	489,200

Performance Graph
The following graph illustrates the cumulative total stockholder return on Brookfield Homes’ common stock for the last five fiscal years assuming a hypothetical investment of $100 and a reinvestment of all dividends paid on such investment, compared to Standard & Poor’s 500 Stock Index and the Standard & Poor’s Homebuilding 500 Index.
COMPARISON OF CUMULATIVE TOTAL RETURN
PERIOD ENDED DECEMBER 31, 2008
Base Period

Period ended December 31	Legend	2003	2004	2005	2006	2007	2008
Brookfield Homes Corporation		100	181.09	267.44	204.39	87.72	24.37
S & P 500 Homebuilding Index		100	133.64	169.17	135.33	55.63	33.99
S & P 500 Index		100	110.88	116.32	134.69	142.09	89.52
Item 6. Selected Financial Data
The following tables include selected historical consolidated financial data for each year in the five year period ended December 31, 2008.
This selected financial data should be read along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited historical consolidated financial statements and the related notes included elsewhere in this report.

United States GAAP
Our statement of operations data, balance sheet data and supplementary financial data prepared in accordance with U.S. GAAP and our operating data are as follows:

	Years Ended December 31
Statement of Operations Data
($ millions, except per share amounts)	2008	2007	2006	2005	2004
Total revenue (1)	$449	$583	$872	$1,214	$1,220
Housing revenue	415	541	784	1,074	1,169
Housing gross margin	52	92	206	324	258
Housing gross margin %	13%	17%	26%	30%	22%
Total gross margin — excluding impairments and write-offs (2)	33	102	255	398	275
Impairments of housing and land inventory and write-offs of option deposits	115	88	10	—	—
Impairments of investments in housing and land joint ventures	38	15	—	—	—
Net (loss) / income	(116)	16	148	219	146
Diluted (loss) / earnings per share	(4.33)	0.58	5.45	7.04	4.64
Cash dividends per share (3)	0.20	0.40	0.40	0.32	9.16

	At December 31
Balance Sheet Data ($ millions)	2008	2007	2006	2005	2004
Housing and land inventory	$947	$1,078	$1,075	$913	$680
Cash and cash equivalents	—	9	87	198	187
Total assets	1,207	1,351	1,401	1,330	1,082
Total debt (4)	749	735	618	636	475
Total liabilities	947	971	1,030	1,065	836
Total stockholders’ equity	260	380	371	265	246

	Years Ended December 31
Supplemental Financial Data ($ millions)	2008	2007	2006	2005	2004
Cash provided by/(used in):
Operating activities	$66	$(44)	$26	$60	$164
Investment activities	(32)	(58)	(47)	(5)	25
Financing activities	(43)	24	(91)	(44)	(221)
Net debt to total capitalization percent (5)	70%	61%	53%	58%	48%

	Years Ended December 31
Operating Data (Unaudited)	2008	2007	2006	2005	2004
Home closings (units)	750	839	1,181	1,618	1,880
Lots sold (units)	616	1,328	834	1,242	400
Net new orders (units) (6)	729	735	960	1,482	1,847
Backlog (units at end of period) (7)	134	155	259	480	616
Average selling price	$562,000	$662,000	$679,000	$683,000	$652,000
Lots controlled	24,109	25,371	27,616	29,512	27,966

(1)	To conform to the current year presentation, for years prior to 2007, revenue excludes other income.

(2)	Gross margin represents the contribution from our housing and land projects, after all costs for development and construction, including related overhead and interest, and before all other (expense) / income, selling, general and administrative expense and minority interest.

(3)	The 2004 cash dividend includes a special dividend of $9 per share.

(4)	To conform to the current year presentation, for years prior to 2007, total debt excludes deferred compensation which is now shown as a component of accounts payable and other liabilities. Total debt is defined as project specific financings and other revolving financings.

(5)	Net debt to total capitalization percent is defined as total project specific financings plus other revolving financings less cash (net debt) multiplied by 100 and divided by net debt plus stockholders’ equity plus minority interest (total capitalization).

(6)	Net new orders for any period represents the aggregate of all homes ordered by customers, net of cancellations, including joint ventures.

(7)	Backlog represents the number of new homes subject to pending sales contracts, including joint ventures.

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
Forward-Looking Statements
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “planned,” “estimate,” “project,” “future,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The forward-looking statements in this annual report on Form 10-K include, among others, statements with respect to:
•	planned home closings, deliveries and land and lot sales (and the timing thereof);

•	sources of strategies and foundations for future growth;

•	supply and demand equilibrium;

•	visibility of cash flow;

•	financing sources;

•	sufficiency of our access to capital resources;

•	tax recoveries;

•	the proposed completion of a $250 million rights offering;

•	ability to create shareholder value;

•	expectations of future cash flow;

•	ability to generate sufficient cash flow from our assets in 2009 and 2010 to repay maturing project specific and other financings;

•	valuation allowances;

•	the effect of interest rate changes;

•	strategic goals;

•	the effect on our business of existing lawsuits;

•	whether or not our letters of credit or performance bonds will be drawn upon;

•	acquisition strategies;

•	capital expenditures; and

•	the time at which construction and sales begin on a project.
Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:
•	changes in general economic, real estate and other conditions;

•	mortgage rate and availability changes;

•	availability of suitable undeveloped land at acceptable prices;

•	adverse legislation or regulation;

•	ability to obtain necessary permits and approvals for the development of our land;

•	availability of labor or materials or increases in their costs;

•	ability to develop and market our master-planned communities successfully;

•	ability to obtain regulatory approvals;

•	confidence levels of consumers;

•	our debt and leverage;

•	ability to raise capital on favorable terms;

•	adverse weather conditions and natural disasters;

•	relations with the residents of our communities;

•	risks associated with increased insurance costs or unavailability of adequate coverage;

•	ability to obtain surety bonds;

•	competitive conditions in the homebuilding industry, including product and pricing pressures; and

•	additional risks and uncertainties, many of which are beyond our control, referred to in this Form 10-K and our other SEC filings.

Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.
Overview
2008 was another very challenging year for the housing industry, as the downturn in the housing market intensified. Home foreclosures and lack of financing for homebuyers resulted in continued high inventories of new and resale homes and sharp declines in new home deliveries. The supply of resale and new homes far exceeds demand and even though annual single-family new home production in the United States has dropped to 0.6 million units per year, we do not anticipate that an equilibrium between the supply and demand for housing will be reached in 2009. This continuing imbalance, as well as the disruption in credit markets, has led to continued weak consumer confidence, a critical factor for home sales.
The challenging market conditions in 2008 negatively impacted our operations with lower home sales per community, price reductions and high home sale cancellation rates. These factors resulted in an 11% decrease in home closings to 750 units when compared to 2007 home closings.
We entitle and develop land for our own communities and sell lots to third parties. We also design, construct and market single and multi-family homes primarily to move-up and luxury homebuyers.
We operate in the following geographic regions, which are presented as our reportable segments: Northern California (San Francisco Bay Area and Sacramento), Southland / Los Angeles, San Diego / Riverside and the Washington D.C. Area. Our other operations that do not meet the quantitative thresholds for separate segment disclosure are included in “Corporate and Other.”
Our goal is to maximize the total return on our common stockholders’ equity over the long term. We plan to achieve this by actively managing our assets and creating value on the lots we own or control. Since going public in 2003, we have limited the capital placed at risk, and have returned, through dividends and share buybacks, $584 million to shareholders, or in excess of $20 per share.
For the five year period 2004 to 2008, cash provided from operations was $272 million, which was used primarily to return cash to stockholders through the repurchase of shares and the payment of dividends and to repay debt. Despite the continuing challenges of the United States housing market, we believe our business is positioned to create further shareholder value over the long term through the selective control of a number of strategic projects and the overall level of lots controlled.
The 24,109 lots that we control, 13,084 of which we own directly or through joint ventures, provide a strong foundation for our future homebuilding business and visibility on our future cash flow. We believe we add value to the lots we control through entitlements, development and the construction of homes. In allocating capital to our operations, we generally limit our risk on unentitled land by optioning such land positions in all our markets thereby mitigating our capital at risk. Option contracts for the purchase of land permit us to control lots for an extended period of time.
Homebuilding is our primary source of revenue and has represented approximately 90% of our total revenue since 2003. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price in 2008 of $562,000 was well in excess of the national average sales price. We also sell serviced and unserviced lots to other homebuilders, generally on an opportunistic basis where we can redeploy capital to an asset providing higher returns or reduce risk in a market. In 2008, we sold 616 lots, the majority of which was a sale of finished lots in our San Diego operations. The number of lots we sell may vary significantly from period to period due to the timing and nature of such sales which are also affected by local market conditions.
Our housing and land inventory, investments in housing and land joint ventures, and consolidated land inventory not owned together comprised 87% of our total assets as of December 31, 2008. In addition, we had $152 million in other assets. Other assets consist of homebuyer receivables of $4 million, income taxes receivable of $64 million, deferred taxes of $60 million, and mortgages and other receivables of $24 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes.

Results of Operations

	Years Ended December 31
Selected Financial Information ($US millions)	2008	2007	2006
Revenue:
Housing	$415	$541	$784
Land	34	42	88

Total revenues	449	583	872
Direct cost of sales	(416)	(481)	(617)
Impairments and write-offs of option deposits	(115)	(88)	(10)

Gross margin / (loss)	(82)	14	245
Selling, general and administrative expense	(69)	(69)	(59)
Equity in earnings from housing and land joint ventures	3	13	58
Impairments from housing and land joint ventures	(38)	(15)	—
Other (expense) / income	(18)	(6)	9

Operating (loss) / income	(204)	(63)	253
Minority interest	18	7	(18)

(Loss) / income before taxes	(186)	(56)	235
Income tax recovery / (expense)	70	72	(87)

Net income / (loss)	$(116)	$16	$148

	Years Ended December 31
Segment Information	2008	2007	2006
Housing revenue ($US millions):
Northern California	$127	$121	$106
Southland / Los Angeles	94	176	236
San Diego / Riverside	68	89	173
Washington D.C. Area	122	143	222
Corporate and Other	4	12	47

Total	$415	$541	$784

Land revenues ($US millions):
Northern California	$2	$—	$9
Southland / Los Angeles	—	30	31
San Diego / Riverside	19	—	36
Washington D.C. Area	13	12	12
Corporate and Other	—	—	—

Total	$34	$42	$88

Gross margin / (loss) ($US millions):
Northern California	$(18)	$12	$25
Southland / Los Angeles	(3)	36	68
San Diego / Riverside	(42)	(10)	86
Washington D.C. Area	(17)	(26)	53
Corporate and Other	(2)	2	13

Total	$(82)	$14	$245

Home closings (units):
Northern California	139	131	107
Southland / Los Angeles	227	258	326
San Diego / Riverside	128	150	288
Washington D.C. Area	245	272	375
Corporate and Other	6	14	63

Consolidated Total	745	825	1,159
Joint Ventures	5	14	22

Total	750	839	1,181

	Years Ended December 31
Segment Information	2008	2007	2006
Average selling price ($US):
Northern California	$913,000	$921,000	$987,000
Southland / Los Angeles	413,000	682,000	725,000
San Diego / Riverside	533,000	597,000	601,000
Washington D.C. Area	499,000	528,000	592,000
Corporate and Other	689,000	831,000	749,000

Consolidated Average	557,000	656,000	677,000
Joint Ventures	1,288,000	1,020,000	818,000

Average	$562,000	$662,000	$679,000

Net new orders (units): (1)
Northern California	122	141	112
Southland / Los Angeles	237	183	321
San Diego / Riverside	128	123	241
Washington D.C. Area	233	249	254
Corporate and Other	7	13	23

Consolidated Total	727	709	951
Joint Ventures	2	26	9

Total	729	735	960

Backlog (units at end of year): (2)
Northern California	10	27	17
Southland / Los Angeles	55	45	100
San Diego / Riverside	8	8	35
Washington D.C. Area	40	52	75
Corporate and Other	20	19	20

Consolidated Total	133	151	247
Joint Ventures	1	4	12

Total	134	155	259

Lots controlled (units at end of year):
Lots owned:
Northern California	1,108	1,325	1,245
Southland / Los Angeles	1,417	1,493	1,057
San Diego / Riverside	6,605	6,064	6,216
Washington D.C. Area	3,681	3,914	4,051
Corporate and Other	273	282	150

	13,084	13,078	12,719
Lots under option (3)	11,025	12,293	14,897

Total	24,109	25,371	27,616

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations.

(2)	Backlog represents the number of new homes subject to pending sales contracts.

(3)	Includes proportionate share of lots under option related to joint ventures.
Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
Net Income
Net loss for the year ended December 31, 2008 was $116 million, a decrease of $132 million when compared to net income of $16 million for the year ended December 31, 2007. The decrease in net income was due to continued challenging market conditions in all our markets which resulted in impairment charges and write-downs on our housing and land assets, a 11% decrease in home closings and a reduction in our 2008 housing gross margin to 13% compared to 17% in 2007. The decrease in net income was also due to an expense of $19 million related to our interest rate swaps in 2008 compared to an expense of $8 million in 2007.

Results of Operations
Company-wide: Housing revenue was $415 million in 2008, a decrease of $126 million when compared to 2007. The decrease in housing revenue was a result of fewer homes closed from directly owned projects to 745 units, a decrease of 80 units or 10% when compared to 2007. The gross margin on housing revenue in 2008 was $52 million or 13% compared with $92 million or 17% in 2007. The decrease in gross margin and gross margin percentage was due to fewer home closings, continued increases in homebuyer incentives and reduced prices and product mix.
Land revenue in 2008 totaled $34 million on the sale of 616 lots compared with $42 million in 2007 on the sale of 1,328 lots. The gross margin on land revenue was a loss of $19 million, a decrease of $29 million when compared to 2007. Our land revenues may vary significantly from period to period due to the timing and nature of land sales, as they generally occur on an opportunistic basis and are affected by local market conditions.
In 2008, we recognized impairment charges and write-downs on our housing and land inventory of $115 million compared to $88 million in 2007. The impairment charges and write-downs related to 2,326 owned lots located primarily in the Inland Empire of California and Washington D.C. Area and 819 optioned lots located in California and the Washington D.C. Area.
A summary of our gross margin / (loss) is as follows:

($ millions)	2008	2007
Housing	$52	$92
Land	(19)	10
Impairment charges / write-downs	(115)	(88)

	$(82)	$14

Northern California: Housing revenue was $127 million in 2008, an increase of $6 million when compared to 2007. The increase in revenue was primarily due to an increase of eight homes closed. Excluding impairment charges, the gross margin on housing revenue was $10 million or 8% in 2008, compared with $17 million or 14% in 2007.
Land revenue was $2 million in 2008, compared with nil in 2007. The land revenue in 2008 comprised the sale of 78 raw lots. The gross margin on land revenue was a loss of $7 million. Impairment and other charges totaled $21 million in 2008, compared with $5 million in 2007.
Southland / Los Angeles: Housing revenue was $94 million in 2008, a decrease of $82 million when compared to 2007. The decrease was due to a 39% decrease in our average selling price to $413,000 and 31 fewer homes closed. Excluding impairment charges, the gross margin on housing revenue was $12 million or 13% compared with $31 million or 18% in 2007. The decrease in the gross margin percentage was a result of reduced selling prices, increases in homebuyer incentives and product mix.
Land revenue was nil in 2008, a decrease of $30 million when compared to 2007. The land revenue in 2007 comprised the sale of 1,249 lots held under option. Impairment and other charges totaled $15 million in 2008 compared with $3 million in 2007.
San Diego / Riverside: Housing revenue was $68 million in 2008, a decrease of $21 million when compared to 2007. The decrease was primarily due to 22 fewer homes closed and a decrease in our average selling price. Excluding impairment charges, the gross margin on housing revenue was $16 million or 23% compared with $23 million or 26% in 2007. The decrease in the gross margin percentage was a result of reduced selling prices, increases in homebuyer incentives and product mix.
Land revenue was $19 million in 2008, compared with nil in 2007. The land revenue in 2008 comprised the sale of 451 finished lots. The gross margin on land revenue was a loss of $15 million. Impairment and other charges totaled $43 million in 2008, compared with $33 million in 2007.
Washington D.C. Area: Housing revenue was $122 million in 2008, a decrease of $21 million when compared to 2007. The decrease was primarily due to 27 fewer homes closed. Excluding impairment charges, the gross margin on housing revenue was $16 million or 13% compared with $19 million or 13% in 2007.
Land revenue was $13 million in 2008, compared to $12 million in 2007. The gross margin on land revenue was $3 million in 2008 compared with $2 million in 2007. Impairment and other charges totaled $36 million in 2008, compared with $47 million in 2007.

Other Income and Expenses
Equity in earnings from housing and land joint ventures in 2008 totaled $3 million, a decrease of $10 million when compared to 2007. This decrease was primarily a result of a decrease in earnings from our Windemere joint venture of $8 million. Impairments from housing and land joint ventures totaled $38 million in 2008 compared to $15 million in 2007. The impairment charges in 2008 related to 907 lots in Riverside.
Other expense in 2008 totaled $18 million, an increase of $12 million when compared to 2007. The components of the 2008 and 2007 other (expense) / income are summarized as follows:

($ millions)	2008	2007
Change in fair value of interest rate swap contracts	$(19)	$(8)
Interest income	—	1
Other	1	1

	$(18)	$(6)

Selling, general and administrative expense was $69 million in 2008, consistent with 2007. The components of the 2008 and 2007 expense are summarized as follows:

($ millions)	2008	2007
Selling, general and administrative expenses	$(65)	$(68)
Stock compensation	7	18
Changes in fair value of equity swap contract	(11)	(19)

	$(69)	$(69)

Sales Activity
Our net new orders for the year ended December 31, 2008 were 729 units, a decrease of 6 units compared to 2007. Based on our average of 33 active selling communities, our average sales rate during 2008 was approximately 0.4 sales per week per community, consistent with 2007 but below what may be considered a normal housing market of one sale per week per active selling community.
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

Liquidity and Capital Resources
Financial Position
Our assets as of December 31, 2008 totaled $1,207 million compared to $1,351 million as of December 31, 2007, a decrease of $144 million. The decrease in 2008 was due primarily to a decrease in housing and land inventory and a decrease in our cash and cash equivalents from $9 million in 2007 to nil in 2008. Our housing and land inventory and investments in housing and land joint ventures are our most significant assets with a combined book value of $1,055 million or approximately 87% of our total assets. Our housing and land assets decreased by a combined $180 million in 2008 when compared to 2007. When impairments and other write-downs of $153 million are excluded, the decrease was $27 million. A summary of our lots owned and their stage of development at December 31, 2008 compared with the same period last year follows:

	2008	2007
Completed homes, including models	265	477
Homes under construction	64	91
Homes with foundation / slabs	76	165

Total housing units	405	733
Lots ready for house construction	2,544	2,683

	2,949	3,416
Graded lots and lots commenced grading	900	1,552
Undeveloped land	9,235	8,110

	13,084	13,078

Our total debt as of December 31, 2008 was $749 million, an increase of $14 million over December 31, 2007. Total debt as of December 31, 2008 consisted primarily of project specific financings of $434 million, which represent construction and development loans which are used to fund the development of our communities. As new homes are constructed, further loan facilities are arranged. Our major project specific lenders are Bank of America, Housing Capital Corporation, Wells Fargo and Union Bank of California. As of December 31, 2008, the average interest rate on our project specific debt was 4.0%, with stated maturities as follows:

	Maturities
($ millions)	2009	2010	2011	Total
Northern California	$53	$17	$—	$70
Southland / Los Angeles	6	46	18	70
San Diego / Riverside	122	44	—	166
Washington D.C. Area	22	78	11	111
Other	8	9	—	17

Total	$211	$194	$29	$434

The debt maturing in 2009 and 2010 is a result of our expected project completions over this period. This project specific debt will be repaid from home and lot sale proceeds expected over this period. During 2008, we extended repayment terms and we will continue to work closely with our lenders. Additionally, we had project specific debt lines of $237 million that were available to complete land development and construction activities.
Other debt includes a promissory note of $315 million due to a subsidiary of our largest stockholder, Brookfield Asset Management Inc., which matures in September, 2009. As of December 31, 2008, we had $10 million available on our revolving credit facility with Brookfield Asset Management Inc. Subsequent to December 31, 2008, this facility was increased from $325 million to $350 million, and the maturity was extended to June 30, 2010.
During December 2008, we announced that we filed a registration statement with the Securities and Exchange Commission with respect to a $250 million proposed rights offering to our common stockholders. Should the rights offering be fully subscribed, we expect to receive gross proceeds of $250 million upon issuance of the shares of convertible preferred stock. The proceeds from the rights offering will be used for general corporate purposes, including repayment on the credit facility due to a subsidiary of our largest stockholder, Brookfield Asset Management Inc. Brookfield Asset Management Inc. has indicated its intention to exercise in full its subscription rights, and any over-subscription rights to which it may be entitled, but it has not entered into a binding agreement to do so. Holders of the convertible preferred stock we expect to issue in the rights offering will be entitled to receive, when, as and if declared by our board of directors, dividends per year at the per share rate of 8%, representing annual dividends of $20 million should the rights offering be fully subscribed. These dividends may be paid, at the election of our board of directors, in cash or shares of common stock. Please see Note 14 to our consolidated financial statements included elsewhere in this Form 10-K for additional information on the proposed rights offering.
Cash Flow
Our principal uses of working capital include purchases of land, land development and home construction. Cash flows for each of our communities depend upon the applicable stage of the development cycle and can differ substantially from reported earnings. Early stages of development require significant cash outlays for land acquisitions, site approvals and entitlements, construction of model homes, roads, certain utilities and other amenities and general landscaping. Because these costs are capitalized, income reported for financial statement purposes during such early stages may significantly exceed cash flows. Later, cash flows can exceed earnings reported for financial statement purposes, as cost of sales include charges for substantial amounts of previously expended costs.
We believe we currently have sufficient access to capital resources and will continue to use a significant amount of our available capital resources to fund our existing business plan. Our capital resources include cash flow from operations, borrowings under credit facilities, tax recoveries and proceeds from our currently proposed rights offering.
While we do not anticipate that the equilibrium between the supply and demand for housing will be reached in 2009, we continue to work through the challenging market conditions and remain focused on proactively managing our balance sheet, placing a strong emphasis on liquidity. We are continuing to manage our inventory levels through the reductions of land purchases and homebuilding starts, while adjusting prices to deliver completed homes.
Cash provided in our operating activities totaled $66 million for the year ended December 31, 2008, compared with cash used of $44 million in 2007. The increase in cash generated was primarily from reduced housing inventories during the year. In addition, during 2008 we received $22 million in income tax recoveries and we expect to receive approximately $64 million in tax recoveries in 2009.
Cash used in our investing activities in joint ventures for the year ended December 31, 2008 was $32 million, compared with cash used of $58 million in 2007.
Cash used in our financing activities for the year ended December 31, 2008 was $43 million, compared with cash provided of $24 million in 2007. In 2008, we repaid a net amount of $272 million of project specific debt and made dividend payments of $5 million, offset by borrowings from the subsidiary of Brookfield Asset Management Inc. of $225 million.
Contractual Obligations and Other Commitments
A total of $405 million of our project specific and other financings matures prior to the end of 2010. The debt maturing in 2009 and 2010 is a result of our expected project completions over this period. Our net debt to total capitalization ratio as of December 31, 2008, which is defined as total interest-bearing debt less cash, divided by total interest-bearing debt less cash plus stockholders’ equity and minority interest, was 70%, an increase from 61% as of December 31, 2007. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of this Form 10-K entitled Item 1A — “Risk Factors — Our Debt and Leverage Could Adversely Affect Our Financial Condition.”
Our project specific financings require Brookfield Homes Holdings Inc., a wholly-owed subsidiary of our Company, to maintain a tangible net worth of at least $250 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth ratio of no greater than 2.50 to 1. Our revolving credit facility with Brookfield Asset Management Inc. required us to maintain minimum stockholders’ equity of $300 million and a consolidated net debt to book capitalization ratio of no greater than 70%. During January 2009, this facility was increased to an aggregate principal amount not to exceed $350 million, the maturity was extended to June 30, 2010 and the covenants were amended on a temporary basis to June 30, 2009 to maintain minimum stockholders’ equity of $225 million and a consolidated net debt to book capitalization ratio of no greater than 80%.
A summary of our contractual obligations as of December 31, 2008 follows:

	Payment Due by Period
		Less than	1-3	3-5	More than
($ millions)	Total	1 Year	Years	Years	5 Years
Project specific and other revolving financings(a)	$749	$526	$223	$—	$—
Operating lease obligations(b)	7	3	3	1	—
Purchase obligations(c)	281	23	60	198	—

Total (d)	$1,037	$552	$286	$199	$—

(a)	Amounts are included on the Consolidated Balance Sheet. See Note 5 of the Notes to the Consolidated Financial Statements included in this Form 10-K for additional information regarding project specific and other financings and related matters.

(b)	Amounts relate to non-cancelable operating leases involving office space, design centers and model homes.

(c)	See Note 2 to the Consolidated Financial Statements for additional information regarding purchase obligations and related matters, which include joint ventures.

(d)	Amounts do not include interest due to the floating nature of our debt.

Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control the land for an extended period of time, until options expire and/or we are ready to develop the land to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of December 31, 2008, we had $59 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options was $281 million. Pursuant to FIN 46R, as defined elsewhere in this Form 10-K, we have consolidated $3 million of these option contracts. Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-K for additional information on our lot options.
We also own 1,832 lots through our proportionate share of joint ventures. As of December 31, 2008, our investment in housing and land joint ventures totaled $105 million. We have provided varying levels of guarantees of debt in our joint ventures. As of December 31, 2008, we had recourse guarantees of $36 million and limited capital maintenance guarantees with respect to $23 million of debt in our joint ventures. During 2008, we did not have any loan re-margin requirements on our debt in our joint ventures.
We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of December 31, 2008, we had $12 million in letters of credit outstanding and $148 million in performance bonds for these purposes. The costs to complete related to our letters of credit and performance bonds are $8 million and $73 million, respectively. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.
Subsequent Event
During December 2008, we announced that we filed a registration statement with the Securities and Exchange Commission with respect to a proposed rights offering to our common stockholders of up to 10,000,000 shares of 8% convertible preferred stock. Each whole right will entitle the holder to purchase one share of convertible preferred stock for $25.00. Each share of preferred stock will be convertible into common stock, at an initial conversion rate of 3.571428571 shares (equivalent to a conversion price of $7.00 per share). Under the proposed rights offering, stockholders will receive 0.3735701 subscription rights for each share of common stock owned on the record date, subject to adjustment as contemplated by the terms of the rights offering. The record, commencement and expiry dates for the offering will be determined at the time that the registration statement relating to the rights offering becomes effective.
Should the rights offering be fully subscribed, we expect to receive gross proceeds of $250 million upon issuance of the shares of convertible preferred stock. The proceeds from the rights offering will be used for general corporate purposes, including repayment on the credit facility due to a subsidiary of our largest stockholder, Brookfield Asset Management Inc.
Stockholders who fully exercise their rights will be entitled to subscribe for additional shares of convertible preferred stock, if available, that were not subscribed for by other rights holders. Brookfield Asset Management Inc. has indicated its intention to exercise in full its subscription rights, and any over-subscription rights to which it may be entitled, but it has not entered into a binding agreement to do so.
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

Carrying Values
The housing and land inventory that we own directly and through joint ventures is reviewed for recoverability on a regular basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. To arrive at this amount, we estimate the cash flow for the life of each project. These projections take into account the specific business plans for each project, and our estimate of the most probable set of economic conditions anticipated to prevail in the market area. If these assets are considered to be impaired, they are then written down to the fair value less estimated selling costs. The ultimate fair values for our housing and land inventory are dependent upon future market and economic conditions. In addition, when assessing fair value, we also calculate a static residual value analysis which is assessed in conjunction with the discounted cash flow analysis to validate results from the fair value assessment. If our estimate of future cash flows is significantly different from our actual cash flows, we may prematurely impair the value of the asset, we may underestimate the value of the calculated impairment or we may fail to record an impairment. In these cases, our housing and land inventory would be represented on our balance sheet at other than its cost or fair value, which could have an effect on our gross margin in future periods as we develop and sell the assets.
For the year ended December 31, 2008, we recognized $97 million of impairment charges related to housing and land we directly own which is included in our direct cost of sales. The $97 million in impairment charges were related to 2,326 lots located primarily in the Inland Empire of California and Washington D.C. Area. In addition, we wrote-off $18 million, primarily related to unentitled lot option agreements on 819 lots that expired or which we are no longer pursuing and we recognized $38 million in impairment charges and write-downs on investments related to 907 lots in our joint ventures.
Capitalized Costs
Our housing and land inventory on our consolidated balance sheet includes the costs of acquiring land, development and construction costs, interest, property taxes and overhead directly related to the development of the land and housing. Direct costs are capitalized to individual homes and lots and other costs are allocated to each lot in proportion to our anticipated revenue.
Estimates of costs to complete homes and lots sold are recorded at the time of closing. These estimates are prepared on an individual home and lot basis and take into account the specific cost components of each individual home and lot. The estimation process to allocate costs to homes and lots is dependent on project budgets that are based on various assumptions, including construction schedules and future costs to be incurred. These estimates are reviewed for accuracy based on actual payments made after closing and adjustments are made if necessary. If the estimates of costs are significantly different from our actual results, our housing and land inventory may be over-or under-stated on our balance sheet, and accordingly gross margins in a particular period may be over-or under-stated.
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
SFAS 109 requires a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In determining our need for a valuation allowance, we consider all available evidence, both positive and negative. We consider current and future expected losses or profits, the length of the statutory carry-forward periods, our history with operating loss and tax credit carry-forwards not expiring unused, and tax planning strategies. During 2008 and 2007, we incurred losses as a result of continued challenging market conditions. At December 31, 2008 and 2007, our deferred tax asset was $59 million and $56 million, respectively. Based on our evaluation, a valuation allowance is not required as it is more likely than not that the deferred tax asset will be realized. We will continue to evaluate the need for a valuation allowance in the future.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Effective January 1, 2008, we adopted SFAS 157. SFAS 157 specifies a hierarchy of valuation techniques that are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The three levels of the hierarchy are as follows: level 1 inputs are derived from quoted prices for identical instruments in active markets; level 2 inputs are derived from quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and level 3 inputs which are derived from instruments with primarily unobservable value drivers.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows companies to choose to measure certain financial instruments and other items at fair value. Companies electing the fair value option are required to report subsequent changes in fair value in earnings. This Statement was effective for the fiscal year beginning January 1, 2008. We did not elect the fair value option for any of our financial assets or financial liabilities under SFAS 159 and the standard has had no impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of stockholders’ equity. This statement is effective for fiscal years beginning on or after December 15, 2008. We are currently reviewing the impact, if any, that SFAS 160 may have on our consolidated financial statements.
In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which replaces the previous version of SFAS 141. SFAS 141R provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interests in the acquiree as a result of business combinations. The revised standard also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. We are currently reviewing the impact, if any, that SFAS 141R may have on our consolidated financial statements.
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (''SFAS 161’’). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and the instruments’ effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. We are currently evaluating the impact that adopting SFAS 161 may have on our consolidated financial statements.
In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.” We do not expect the adoption of SFAS 162 to have a significant impact on our consolidated financial statements.
In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities” (''FSP EITF 03-6-1’’), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (''EPS’’) under the two-class method in accordance with FAS 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for fiscal years beginning after November 15, 2008 and earlier application is prohibited. We are currently evaluating the effect that FSP EITF 03-6-1 may have on our consolidated financial statements.
In December 2008, the FASB issued FSP FAS 140-4 and FIN 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities” FIN 46R, are finalized and approved by the Board. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This pronouncement is related to disclosure only and will not have an impact on our consolidated financial position, results of operations or cash flows.
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
The following table presents a summary of our operating results for each of the last eight quarters:

	December 31		September 30		June 30		March 31
($ millions, except home closings
and per share amounts)	2008	2007	2008	2007	2008	2007	2008	2007
Total revenue	$150	$197	$110	$121	$120	$157	$69	$108
Gross margin / (loss)	(65)	(22)	(19)	(13)	(2)	28	4	21
Net (loss) / income	(70)	(24)	(25)	2	(9)	9	(12)	29
Diluted (loss)/earnings per share (1)	(2.58)	(0.91)	(0.95)	0.06	(0.33)	0.35	(0.47)	1.07
Home closings (units) (2)	230	272	184	179	216	237	120	151
Total assets	1,207	1,351	1,320	1,382	1,354	1,386	1,394	1,365
Total debt	749	735	783	691	792	655	798	643

(1)	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

(2)	Includes joint ventures.
Non-Arms’ Length Transactions
We are party to a license agreement with Brookfield Properties (US) Inc., an indirect wholly-owned subsidiary of Brookfield Properties, for the right to use the names “Brookfield” and “Brookfield Homes.” In addition, we have entered into an agreement with a subsidiary of Brookfield Asset Management Inc., our largest stockholder, under which we can deposit cash on a demand basis to earn LIBOR plus 50 basis points. At December 31, 2008, the amount on deposit was nil. A subsidiary of Brookfield Asset Management Inc. has provided us with an unsecured revolving credit facility in the form of a promissory note that was amended most recently in January 2009. The facility bears interest at LIBOR plus 3.0%, and at December 31, 2008, there was $315 million outstanding under this facility. We entered into a management services agreement with an affiliate of Brookfield Asset Management Inc., effective February 2009. Pursuant to the agreement, we will pay directly to the Brookfield affiliate a quarterly service fee of $80,000 with respect to Craig Laurie’s employment by us as our Chief Financial Officer. For details of these arrangements and other non-arms’ length transactions refer to “Certain Relationships and Related Transactions, and Director Independence” which is incorporated by reference into Item 13 of this report from our definitive 2009 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2009.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Exchange Rates
We conduct business in U.S. dollars only, so we are not exposed to currency risks.

Interest Rates
We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest-bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition, we have interest rate swap contracts which effectively fix $260 million of our variable rate debt at an average rate of 7.5%. Based on our net debt levels as of December 31, 2008, a 1% change up or down in interest rates would have either a negative or positive effect of approximately $5 million on our cash flows.
Our interest rate swaps are not designated as hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” We are exposed to market risk associated with changes in the fair values of the swaps, and such changes must be reflected in our consolidated statements of operations. As of December 31, 2008, the fair value of the interest rate swaps totaled a liability of $26 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Stockholders of Brookfield Homes Corporation
We have audited the accompanying consolidated balance sheets of Brookfield Homes Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brookfield Homes Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
February 9, 2009

BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		As at December 31
	Note	2008	2007
Assets
Housing and land inventory	2	$946,875	$1,078,229
Investments in housing and land joint ventures	3	105,261	130,546
Consolidated land inventory not owned	2	3,328	26,748
Receivables and other assets	4	92,333	50,066
Cash and cash equivalents		—	9,132
Deferred income taxes	7	59,438	55,943

		$1,207,235	$1,350,664

Liabilities and Equity
Project specific financings	5	$433,580	$644,572
Other revolving financings	5	314,977	90,000
Accounts payable and other liabilities	6	142,992	159,956
Minority interest	9	56,055	76,486
Commitments, contingent liabilities and other	12	—	—
Preferred stock — 10,000,000 shares authorized, no shares issued	10	—	—
Common stock — 65,000,000 authorized, 32,073,781 shares issued (December 31, 2007 — 32,073,781 shares issued)	10	321	321
Additional paid-in capital	10	141,286	145,101
Treasury stock, at cost — 5,305,049 shares (December 31, 2007 — 5,410,368 shares)	10	(238,957)	(243,701)
Retained earnings		356,981	477,929

		$1,207,235	$1,350,664

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		Years Ended December 31
	Note	2008	2007	2006
Revenue
Housing		$415,311	$541,432	$784,162
Land		33,692	41,922	88,118

		449,003	583,354	872,280

Direct cost of sales
Housing		(363,038)	(449,695)	(578,088)
Land		(53,057)	(31,568)	(38,382)
Impairment of housing and land inventory and write-off of option deposits	2	(115,124)	(87,630)	(10,388)

		(82,216)	14,461	245,422
Selling, general and administrative expense		(69,498)	(69,819)	(59,829)
Equity in earnings from housing and land joint ventures	3	3,302	12,745	58,284
Impairments of investments in housing and land joint ventures	3	(37,863)	(15,029)	—
Other (expense) / income	12(e)	(17,823)	(5,717)	9,347

Operating (Loss) / Income		(204,098)	(63,359)	253,224
Minority interest		17,622	7,028	(18,378)

(Loss) / Income Before Taxes		(186,476)	(56,331)	234,846
Income tax recovery / (expense)	7	70,861	71,958	(86,492)

Net (Loss) / Income		$(115,615)	$15,627	$148,354

Earnings Per Share
Basic	11	$(4.33)	$0.59	$5.52
Diluted	11	$(4.33)	$0.58	$5.45
Weighted Average Common Shares Outstanding
Basic	11	26,688	26,627	26,874
Diluted	11	26,688	26,851	27,243
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(all dollar amounts are in thousands of U.S. dollars)

		Years Ended December 31
	Note	2008	2007	2006
Common Stock		$321	$321	$321

Additional Paid-in Capital
Opening balance	1	145,101	146,730	146,249
Stock option exercises	10	(3,815)	(1,629)	481

Ending balance		141,286	145,101	146,730

Treasury Stock
Opening balance	1	(243,701)	(248,606)	(217,182)
Share repurchases	10	—	—	(37,922)
Stock option exercises	10	4,744	4,905	6,498

Ending balance		(238,957)	(243,701)	(248,606)

Retained Earnings
Opening balance		477,929	472,961	335,261
Net (loss) / income		(115,615)	15,627	148,354
Dividends	10	(5,333)	(10,659)	(10,654)

Ending balance		356,981	477,929	472,961

Total stockholders’ equity		$259,631	$379,650	$371,406

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	Years Ended December 31
	2008	2007	2006
Cash Flows From / (Used in) Operating Activities
Net (loss) / income	$(115,615)	$15,627	$148,354
Adjustments to reconcile net (loss) / income to net cash operating activities:
Undistributed income from housing and land joint ventures	(1,902)	277	9,497
Minority interest	(17,622)	(7,028)	18,378
Deferred income taxes	(3,495)	(3,228)	(3,298)
Impairment of housing and land inventory and write-off of option deposits	115,124	87,630	10,388
Impairment of investments in housing and land joint ventures	37,863	15,029	—
Other changes in operating assets and liabilities:
(Increase) / decrease in receivables and other assets	(48,677)	(13,035)	57,050
Decrease / (increase) in housing and land inventory	132,269	10,272	(187,959)
Decrease in accounts payable and other liabilities	(31,539)	(149,820)	(26,274)

Net cash provided by / (used in) operating activities	66,406	(44,276)	26,136

Cash Flows From / (Used in) Investing Activities
Investments in housing and land joint ventures	(28,344)	(77,102)	(72,403)
Distribution from housing and land joint ventures	3,046	19,146	25,841
Acquisition of additional interest in housing and land joint ventures	(6,844)	—	—

Net cash used in investing activities	(32,142)	(57,956)	(46,562)

Cash Flows From / (Used in) Financing Activities
Net repayments under revolving project specific financing	(271,719)	(41,820)	(48,501)
Net borrowings under other revolving financings	224,977	75,000	15,000
Distributions to minority interest	(580)	(5,675)	(14,627)
Contributions from minority interest	9,130	7,588	5,364
Exercise of stock options	129	121	164
Repurchase of common shares	—	—	(37,922)
Dividends paid in cash	(5,333)	(10,659)	(10,654)

Net cash (used in) / provided by financing activities	(43,396)	24,555	(91,176)

Decrease in cash and cash equivalents	(9,132)	(77,677)	(111,602)
Cash and cash equivalents at beginning of year	9,132	86,809	198,411

Cash and cash equivalents at end of year	$—	$9,132	$86,809

Supplemental Cash Flow Information
Interest paid	$57,754	$58,300	$58,873
Income taxes recovered / (paid)	22,299	(22,154)	(89,102)
Non-cash decrease / (increase) in consolidated land inventory not owned	18,463	18,744	(22,285)

Acquisitions of unconsolidated entities’ assets and liabilities
Increase in housing and land inventory	$97,828	$104,050	—
Reduction in investment in housing and land joint ventures	33,960	2,429	—
Liabilities assumed	63,868	101,621	—
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
(ii) Carrying values: In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” housing and land assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. To arrive at this amount, the Company estimates the cash flow for the life of each project. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. Such projections assume current home selling prices, cost estimates and sales rates for short-term projects are consistent with recent sales activity. For longer-term projects, planned sales rates for 2009 and 2010 assume recent sales activity and normalized sales rates beyond 2010. If these assets are considered to be impaired, they are then written down to fair value less estimated selling costs. The ultimate fair values for the Company’s housing and land inventory are dependent upon future market and economic conditions.
(iii) Capitalized costs: Capitalized costs include the costs of acquiring land, development and construction costs, interest, property taxes and overhead related to the development of land and housing. Direct costs are capitalized to individual homes and lots and other costs are allocated to each lot in proportion to the Company’s anticipated revenue.
(c) Joint Ventures
The Company participates in a number of joint ventures in which it has less than a controlling interest to develop and sell land to the joint venture members and other third parties. These joint ventures are accounted for using the equity method. The Company recognizes its proportionate share of the earnings from the sale of lots to other third parties. The Company does not recognize earnings from the purchase of lots from its joint ventures and reduces its cost basis of the land purchased accordingly.
(d) Use of Estimates
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires estimates and assumptions that affect the carrying amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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
SFAS 109 requires a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In determining the Company’s need for a valuation allowance, the Company considers all available evidence, both positive and negative. The Company considers current and future expected losses or profits, the length of the statutory carry-forward periods, the Company’s history with operating loss and tax credit carry-forwards not expiring unused, and tax planning strategies. During 2008 and 2007, the Company incurred losses as a result of continued challenging market conditions. At December 31, 2008 and 2007, the Company’s deferred tax asset was $59.4 million and $55.9 million, respectively. Based on the Company’s evaluation, a valuation allowance is not required as it is more likely than not that the deferred tax asset will be realized. The Company will continue to evaluate the need for a valuation allowance in the future.
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” There was no impact to the Company’s financial statements as a result of adopting FIN 48. FIN 48 requires that a company determine whether it is more-likely-than-not that a position will be sustained upon examination by taxation authorities, based upon the technical merits of the position. A tax position that meets the more-than-likely-not threshold is then measured to determine the amount of the tax benefit to recognize in the financial statements. At December 31, 2008 and 2007, the Company did not have any unrecognized tax benefits / liabilities.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits / liabilities in income tax recovery / expense.
(g) Stock-Based Compensation
The Company accounts for stock option grants and deferred share unit grants in accordance with SFAS 123(R), “Share-Based Payment.” All stock options granted have exercise prices equal to the market value of the stock on the date of the grant. Participants in the option plan can elect to purchase shares at the exercise price or receive cash equal to the difference between the exercise price and the current market price.
Accordingly, the Company records and re-measures at each balance sheet date the fair value of these options using a Black-Scholes option pricing model and deferred share units as a liability as disclosed in accounts payable. See Note 8 “Stock-Based Compensation” for further discussion.
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

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
(j) Advertising Costs
The Company expenses advertising costs as incurred. For the years ended December 31, 2008, 2007 and 2006, the Company incurred advertising costs of $14.0 million, $11.9 million and $10.7 million, respectively.
(k) Warranty Costs
Estimated future warranty costs are accrued and charged to cost of sales at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim.
(l) Variable Interest Entities
In December 2003, the FASB issued revised FASB Interpretation 46 (Revised 2003) (“FIN 46R”), “Consolidation of Variable Interest Entities” (“VIEs”), an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” which replaced the previous version of FASB Interpretation 46 issued in January 2003 (“FIN 46”). The decision whether to consolidate a VIE begins with establishing that a VIE exists. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investor lacks one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity, and the right to receive the expected residual returns. The entity with the majority of the expected losses or expected residual returns of the entity or both is considered to be the primary beneficiary of the entity and is required to consolidate such entity. The Company has determined it is the primary beneficiary of certain VIEs which are presented in these financial statements under “Consolidated land inventory not owned” with the interests of others included in “Minority interest.” See Notes 2 and 3 for further discussion on the consolidation of land option contracts and joint ventures.
(m) Derivative Financial Instruments and Hedging Activities
The Company accounts for its derivative and hedging activities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (''SFAS 133’’) and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (''SFAS 149’’). SFAS 133 and SFAS 149 require the Company to recognize all derivative instruments at their fair value as either assets or liabilities on its balance sheet. The accounting for changes in fair value (i.e. gains or losses) of a derivative instrument depends on whether the Company has designated it, and whether it qualifies, as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. The Company had no fair value hedges or hedges of a net investment in foreign operations as of December 31, 2008 and as of December 31, 2007. For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that are attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (i.e. in ''interest expense’’ when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative changes in the present value of future cash flows of the hedged item, if any, is recognized in the realized and unrealized gain (loss) on derivatives in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in realized and unrealized gain (loss) on derivatives in the current earnings during the period of change. Income and/or expense from interest rate swaps are recognized as an adjustment to interest expense. The Company accounts for income and expense from interest rate swaps on an accrual basis over the period to which the payments and/or receipts relate.
(n) Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157. SFAS 157

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
specifies a hierarchy of valuation techniques that are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The three levels of the hierarchy are as follows: level 1 inputs are derived from quoted prices for identical instruments in active markets; level 2 inputs are derived from quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and level 3 inputs which are derived from instruments with primarily unobservable value drivers. SFAS did not have an impact on the Company’s consolidated balance sheets, statements of operations or statements of cash flows, but did result in certain additional disclosures. See Notes 2 and 12(e) and (f) for fair value disclosure.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows companies to choose to measure certain financial instruments and other items at fair value. Companies electing the fair value option are required to report subsequent changes in fair value in earnings. This Statement was effective for the Company’s fiscal year beginning January 1, 2008. The Company did not elect the fair value option for any of its financial assets or financial liabilities under SFAS 159 and the standard has had no impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of stockholders’ equity. This statement is effective for fiscal years beginning on or after December 15, 2008 (the Company’s fiscal year beginning January 1, 2009). The Company is currently reviewing the impact, if any, that SFAS 160 may have on its consolidated financial statements.
In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which replaces the previous version of SFAS 141. SFAS 141R provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interests in the acquiree as a result of business combinations. The revised standard also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 (the Company’s fiscal year beginning January 1, 2009). The Company is currently reviewing the impact, if any, that SFAS 141R may have on its consolidated financial statements.
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement 133” (''SFAS 161’’). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and the instruments’ effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company is currently evaluating the impact that adopting SFAS 161 may have on its consolidated financial statements.
In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.” The Company does not expect the adoption of SFAS 162 to have a significant impact on the Company’s consolidated financial statements.
In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities” (''FSP EITF 03-6-1’’), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (''EPS’’) under the two-class method in accordance with SFAS 128, “Earnings Per Share”. FSP EITF 03-6-1 is effective for fiscal years beginning after November 15, 2008 and earlier application is prohibited. The Company is currently evaluating the effect that FSP EITF 03-6-1 may have on its consolidated financial statements.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and FIN 46R, “Consolidation of Variable Interest Entities”, are finalized and approved by the FASB. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This pronouncement is related to disclosure only and will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
(o) Reclassification
Certain prior period amounts in the consolidated balance sheet have been reclassified to conform with the December 31, 2008 presentation. Specifically, other revolving financings, which had previously been shown as a component of project specific and other financings, are shown separately. This reclassification had no impact on the Company’s results from operations.
Note 2. Housing and Land Inventory
Housing and land inventory includes homes completed and under construction and lots ready for construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	December 31
	2008	2007
Housing inventory	$440,394	$600,241
Model homes	54,165	58,042
Land and land under development	452,316	419,946

	$946,875	$1,078,229

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the years ended December 31, 2008, 2007 and 2006, interest incurred and capitalized by the Company was $57.8 million, $58.3 million and $58.9 million, respectively. Capitalized interest expensed as direct cost of sales for the same periods was $29.1 million, $34.3 million and $24.7 million, respectively.
For the year ended December 31, 2008, the continued challenging housing market conditions resulted in a reduction of average selling prices along with an increase in sales incentives and additionally, the Company recognized $97.4 million of impairment charges related to housing and land inventory the Company directly owns (2007 — $66.4 million). The $97.4 million in impairment charges is related to 2,326 lots primarily located in San Diego / Riverside and the Washington D.C. Area. In addition, the Company wrote-off $17.7 million (2007 — $21.2 million) primarily related to unentitled lot option agreements on 819 lots that had expired or which the Company is no longer pursuing. The table below sets forth information regarding the Company’s fair value measurement method and values basis used to determine fair value for the housing and land inventory impaired during the year:

Fair Value Measurement
Using Significant
Unobservable Inputs (Level 3)
Estimated fair value of housing and land inventory impaired during the year	$ 310,098

In accordance with the provisions of SFAS 144 and SFAS 157, housing and land inventory with a carrying amount of $407.5 million was written down to its fair value of $310.1 million resulting in an impairment charge of $97.4 million, which was included in earnings for the year ended December 31, 2008 (December 31, 2007 — $66.4 million).

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
The fair value measurements for housing and land inventory were determined by comparing the carrying amount of an asset to cash flows expected to be generated by the asset. To arrive at the estimated fair value of housing and land inventory impaired during the third quarter, the Company estimated the cash flow for the life of each project. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. Such projections generally assume current home selling prices, cost estimates and sales rates for short-term projects are consistent with recent sales activity. For longer-term projects, planned sales rates for 2009 and 2010 assume recent sales activity and normalized sales rates beyond 2010. If the future undiscounted cash flows are less than the carrying amount, the asset is considered to be impaired. If the assets are considered to be impaired, they are then written down to fair value less estimated selling costs.
In December 2008, the Company sold 451 lots for cash proceeds of $18.5 million to an entity that is considered by the Company’s largest stockholder to be a variable interest entity and is consolidated by its largest stockholder. The Company believes that the transaction was on terms no less favorable than it would have agreed to with another party.
In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions. Under these option agreements, the Company will advance deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that, for those entities considered to be VIEs, it is the primary beneficiary of options with an aggregate exercise price of $3.3 million (December 31, 2007 — 204 lots with an aggregate exercise price of $26.7 million) and are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in minority interest of $3.3 million (2007 — $21.8 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.
Housing and land inventory includes non-refundable deposits and other entitlement costs totaling $59.3 million (2007 — $55.6 million) in connection with options that are not required to be consolidated under the provisions of FIN 46R. The total exercise price of these options is $277.8 million (December 31, 2007 — $409.4 million) including the non-refundable deposits identified above. The number of lots which the Company has obtained an option to purchase, excluding those already consolidated and those held through joint ventures, and their respective dates of expiry and their exercise price follows:

	Number	Total Exercise
Year of Expiry	of Lots	Price
2009	56	$22,876
2010	1,667	16,677
2011	555	20,942
Thereafter	6,760	217,284

	9,038	$277,779

During the year ended December 31, 2008, the Company wrote-off $17.7 million (December 31, 2007 — $21.2 million) primarily related to unentitled lot option agreements on 819 lots which the Company is no longer pursuing.
Investments in housing and land joint ventures includes $23.9 million of the Company’s share of non-refundable deposits and other entitlement costs in connection with 1,987 lots under option. The Company’s share of the total exercise price of these options is $93.2 million.
The Company holds agreements for a further 5,096 acres of land with non-refundable deposits and other entitlement costs of $12.6 million which is included in housing and land inventory that may provide additional lots upon obtaining entitlements with an aggregate exercise price of $72.0 million. However, given that the Company is in the initial stage of land entitlement, the Company has concluded at this time that the level of uncertainty in entitling these properties does not warrant including them in the above totals.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
In the ordinary course of business, the Company selectively acquires land that it anticipates will provide a minimum return on invested capital. In the first quarter of 2008, the Company acquired its former partner’s 50% interest in one of its joint ventures for cash consideration of $5.4 million and assumed project specific and other financings of $9.0 million. As a result, the Company now owns 100% of this venture and, as of January 15, 2008, it is included in the Company’s consolidated financial statements. This acquisition resulted in an increase to the Company’s housing and land inventory of $29.2 million, an increase to project specific and other financings of $18.0 million and a decrease in investments in housing and land joint ventures of $11.2 million. In the second quarter of 2008, the Company acquired its former partner’s 50% interest in another joint venture for cash consideration of $1.4 million and assumed project specific and other financings of $21.3 million. As a result, the Company now owns 100% of this venture and, as of April 11, 2008, it is included in the Company’s consolidated financial statements. This acquisition resulted in an increase to the Company’s housing and land inventory of $68.6 million, an increase to project specific and other financings of $42.7 million, an increase to accounts payable and other liabilities of $3.2 million, and a decrease in investments in housing and land joint ventures of $22.7 million. The Company’s purchase price allocations for the acquisitions were based on estimated fair values.
Note 3. Investments in Housing and Land Joint Ventures
The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures follows:

	December 31
	2008	2007
Assets
Housing and land inventory	$310,026	$476,250
Other assets	9,242	11,526

	$319,268	$487,776

Liabilities and Equity
Project specific financings	$62,583	$193,259
Accounts payable and other liabilities	15,840	26,497
Investment and advances
Brookfield Homes	105,261	130,546
Others	135,584	137,474

	$319,268	$487,776

Revenue and Expenses
Revenue	$21,547	$87,327
Expenses	(18,129)	(98,289)

Net income / (loss)	$3,418	$(10,962)

Company’s share of net income / (loss)	$3,302	$12,745

Impairment of investments in housing and land joint ventures	$(37,863)	$(15,029)

In reporting the Company’s share of net income, all inter-company profits or losses from housing and land joint ventures are eliminated on lots purchased by the Company from the joint ventures.
During 2008, in accordance with Accounting Principles Board Opinion No. 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock,” the Company recognized impairment charges of $19.9 million related to a joint venture as a result of continued deterioration in this project which resulted in the carrying value of the Company’s investment in this joint venture exceeding the estimated fair value. Additionally, the joint venture has received notice from its lender that it is in default on its $71.6 million loan. The Company has provided the lender a several guarantee for fifty percent of the amount outstanding. The lender is currently proceeding to foreclose on the property and the Company has accrued $18.0 million as its best estimate related to its $35.8 million several guarantees which is included in accounts payable and other liabilities. The $18.0 million expense is included in impairments of investments in housing and land joint ventures.

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
The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At December 31, 2008, the Company had recourse guarantees of $35.8 million (2007 — $8.5 million) and limited maintenance guarantees of $22.6 million (December 31, 2007 — $76.1 million) with respect to debt in its joint ventures.
Note 4. Receivables and Other Assets
The components of receivables and other assets included in the Company’s balance sheet are summarized as follows:

	December 31
	2008	2007
Taxes receivable	$64,292	$18,433
Proceeds and escrow receivables	3,731	6,935
Refundable deposits	7,560	11,312
Mortgages and notes receivable	3,264	22
Prepaid expenses	4,649	2,349
Miscellaneous receivables	4,967	7,063
Other assets	3,870	3,952

	$92,333	$50,066

Note 5. Project Specific Financings and Other Revolving Financings
Project specific financings of $433.6 million (2007 — $644.6 million) are revolving in nature, bear interest at floating rates with a weighted average rate of 4.0 % as at December 31, 2008 (December 31, 2007 — 7.0%) and are secured by housing and land inventory. The weighted average rate was calculated as of the end of each period, based upon the amount of debt outstanding and the related interest rates applicable on that date. During the year ended December 31, 2008, the remaining 50% interests in two joint ventures were acquired on which $60.7 million of debt was assumed and remains outstanding at December 31, 2008.
Project specific financings also includes $3.1 million (December 31, 2007 — nil) of mortgage loans with an average interest rate of 7.5%. See note 12(h) for further discussion.
Interest rates charged under project specific financings include LIBOR and prime rate pricing options. The maximum amount of borrowings during the years ended December 31, 2008, 2007 and 2006 was $644.6 million, $644.6 million, and $607.5 million, respectively. The average borrowings during 2008, 2007 and 2006 were $546.9 million, $610.6 million, and $601.1 million, respectively.
Project specific financings mature as follows: 2009 — $210.9 million; 2010 — $193.8 million; and 2011 — $28.9 million.
Other revolving financings of $315.0 million (December 31, 2007 — $90.0 million) consist of amounts drawn on an unsecured revolving credit facility due to a subsidiary of the Company’s largest stockholder, Brookfield Asset Management Inc., that bears interest at LIBOR plus 3.0% per annum and which at December 31, 2008 matured in September 2009. This facility was increased in December 2008 to an aggregate principal amount not to exceed $325.0 million. During the years ended December 31, 2008 and 2007, interest of $13.7 million and $5.0 million was incurred related to this facility. At December 31, 2008, this facility required the Company to maintain minimum stockholders’ equity of $300 million and a consolidated net debt to book capitalization of no greater than 70%. During January 2009, this facility was increased to an aggregate principal amount not to exceed $350.0 million, the maturity was extended to June 2010 and the covenants were amended on a temporary basis to June 2009 to maintain minimum stockholders’ equity of $225.0 million and a consolidated net debt to book capitalization of no greater than 80%. Based on the amended covenants, the Company is in compliance with all its covenants.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Note 6. Accounts Payable and Other Liabilities
The components of accounts payable and other liabilities included in the Company’s balance sheet are summarized as follows:

	December 31
	2008	2007
Trade payables and cost to complete accruals	$41,247	$46,017
Warranty costs (Note 12(c))	13,123	17,844
Customer deposits	1,347	2,495
Stock-based compensation	5,328	13,164
Due to minority interest	16,469	23,573
Accrued and deferred compensation	15,454	46,304
Swap contracts (Note 12 (e) and (f))	25,809	6,523
Guarantee of joint venture debt (Note 3)	18,000	—
Other	6,215	4,036

	$142,992	$159,956

Note 7. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The differences that give rise to the net deferred tax asset are as follows:

	December 31
	2008	2007
Differences relating to properties	$38,761	$32,927
Compensation deductible for tax purposes when paid	6,055	20,434
Other	14,622	2,582

	$59,438	$55,943

The Company recognizes interest and penalties accrued related to unrecognized tax benefits / obligations in income tax recovery / expense.
The Company has computed the tax provisions for the periods presented based upon accounting income, adjusted for expenses that are not deductible for tax purposes. The provision for income taxes for each of the three years ended December 31, 2008, 2007 and 2006 are as follows:

	December 31
	2008	2007	2006
Current	$(67,366)	$(68,730)	$89,790
Deferred	(3,495)	(3,228)	(3,298)

Income tax (recovery) / expense	$(70,861)	$(71,958)	$86,492

A reconciliation of the statutory income tax rate and the effective rate follows:

	December 31
	2008	2007	2006
Statutory federal rate	35.0%	35.0%	35.0%
State income tax	3.0%	1.0%	4.0%
Uncertain tax liability reversals	—	91.4%	—
Other	—	0.3%	(2.2)%

Effective rate	38.0%	127.7%	36.8%

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Note 8. Stock-Based Compensation
Option Plan
Pursuant to the Company’s stock option plan, Brookfield Homes grants options to purchase shares of the Company’s common stock at the market price of the shares on the day the options are granted. A maximum of two million shares is authorized for issuance under the plan. Upon exercise of a vested option, participants can elect to purchase shares at the exercise price or receive cash equal to the difference between the exercise price and the current market price.
Total compensation recognized in income related to the Company’s stock options during the years ended December 31, 2008, 2007 and 2006 was income of $1.5 million, $5.7 million and $0.2 million, respectively.
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
The significant weighted average assumptions relating to the valuation of the Company’s stock options for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Dividend yield	0.0%	0.0% — 2.53%
Volatility rate	72%	57%
Risk-free interest rate	0.0% — 2.3%	3.1% — 3.6%
Expected option life (years)	0 — 6.5	0 — 7.0

The following table sets out the number of common shares that employees of the Company may acquire under options granted under the Company’s stock option plan:

	December 31, 2008		December 31, 2007		December 31, 2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Per Share		Per Share		Per Share
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	782,319	$30.11	678,051	$21.02	678,576	$10.52

Granted	210,000	$15.90	260,000	$36.41	140,000	$52.00
Exercised	(117,319)	$1.28	(155,732)	$1.06	(140,525)	$1.17
Cancelled	—	—	—	—	—	—

Outstanding, end of year	875,000	$30.57	782,319	$30.11	678,051	$21.02

Options exercisable at year end	304,400	$30.39	256,919	$18.15	191,326	$9.81

The weighted average grant date fair value of options granted during 2008 was $6.65 per option compared to $12.17 per option in 2007. The intrinsic value of options exercised during 2008 and 2007 was $1.0 million and $4.5 million, respectively. Shares were issued out of treasury stock for options exercised during the year except those where the cash feature was utilized. At December 31, 2008, the aggregate intrinsic value of options currently exercisable is $0.1 million and the aggregate intrinsic value of options outstanding is $0.1 million.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
At December 31, 2008, there was $0.2 million of unrecognized compensation expense related to unvested options, which is expected to be recognized over a weighted average period of approximately 2.6 years.
The following table summarizes information about stock options held by employees of the Company outstanding at December 31, 2008:

	Options	Weighted	Options
	Outstanding at	Average	Exercisable at
	December	Remaining	December
Exercise Prices Per Share	31, 2008	Contract Life	31, 2008
$1.74	46,000	4.2 years	46,000
$21.94	95,000	5.2 years	76,000
$36.25	124,000	6.2 years	74,400
$52.00	140,000	7.2 years	56,000
$36.41	260,000	8.2 years	52,000
$15.90	210,000	9.2 years	—

	875,000	7.5 years	304,400

Deferred Share Unit Plans
The Company has adopted a Deferred Share Unit Plan (“DSUP”) under which certain of its executive officers and directors may, at their option, receive all or a portion of their annual bonus awards or retainers, respectively, in the form of deferred share units. The annual awards are convertible into units based on the closing price of the Company’s shares on the New York Stock Exchange on the date of the award. The portion of the annual bonus award elected by an officer to be received in units may be increased by a factor of up to two times for purposes of calculating the number of units to be allocated under the plan. The deferred share unit plan was amended in February 2008 to permit the Compensation Committee to award deferred share units to our executives in order to further align the recipients’ interests with those of our stockholders. An executive or director who holds units will receive additional units as dividends are paid on shares of the Company’s common stock, on the same basis as if the dividends were reinvested. The units vest over a five year period and participants are allowed to redeem the units only upon ending their employment with the Company through retirement, termination or death, after which time the units terminate unless redeemed no later than 12 months following such retirement, termination or death. The cash value of the units, when redeemed, will be equivalent to the market value of an equivalent number of shares of the Company’s common stock where written notice of redemption is received.
In addition, the Company has adopted a Senior Operating Management Deferred Share Unit Plan (“MDSUP”) under which certain senior operating management employees receive a portion of their annual compensation in the form of deferred share units.
The DSUP and the MDSUP provide that no shares of the Company’s common stock will be issued, authorized, reserved, purchased or sold at any time in connection with units allocated and under no circumstances are units considered shares of common stock, or entitle any participant to the exercise of any other rights arising from the ownership of shares of common stock. As of December 31, 2008, the Company had granted 925,999 units under the DSUP of which 793,882 were outstanding at December 31, 2008, and of which 728,546 units are vested and 65,336 units vest over the next five years. As of December 31, 2008, the Company had granted 73,375 units under the MDSUP, all of which were outstanding at December 31, 2008. Total compensation recognized in income in connection with the DSUP and MDSUP for the years ended December 31, 2008, 2007 and 2006 were income of $5.6 million, $12.4 million and $4.1 million, respectively. Compensation recognized in income will fluctuate based on the year end share price.
Note 9. Minority Interest
Minority interest represents the equity in consolidated subsidiaries that is owned by others. Total minority interest as at December 31, 2008 of $56.1 million (2007 — $76.5 million) consisted of the following:

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
(a) Ownership interests of certain business unit presidents of the Company totaling $49.9 million (December 31, 2007 — $52.9 million). In the event a business unit president (“Minority Member”) of the Company is no longer employed by an affiliate of the Company, the Company has the right to purchase the Minority Member’s interest and the Minority Member has the right to require the Company to purchase their interest. Should such rights be exercised, the purchase price will be based on the then estimated bulk sales value of the business unit net assets.
(b) Third party investments of consolidated variable interest entities of $3.3 million (December 31, 2007 — $21.8 million) and of consolidated joint ventures of $2.9 million (2007 — $1.8 million).
(c) Included in accounts payable and other liabilities are amounts placed on deposit with the Company by holders of minority interest of $16.5 million (2007 — $23.6 million) (see Note 6).
Note 10. Stockholders’ Equity
(a) Preferred Stock — The Company currently does not have shares of preferred stock outstanding.
(b) Treasury Stock — The Company’s Board of Directors approved a share repurchase program that allows the Company to repurchase in aggregate up to $144 million of the Company’s outstanding common shares, of which the remaining amount approved for repurchases at December 31, 2008 was $48.8 million. During the years ended December 31, 2008 and 2007, the Company did not repurchase any shares.
(c) Dividends — During the year, the Company’s Board of Directors paid a cash dividend of $0.20 per common share in June.
(d) Exercise of Stock Options — During the year ended December 31, 2008, certain officers exercised options to purchase a total of 105,319 shares of the Company’s common stock at an average price of $1.22 per share. An additional 12,000 options were exercised using the cash feature. During the year ended December 31, 2007, certain officers exercised options to purchase a total of 108,907 shares of the common stock at an average price of $1.00 per share. An additional 46,825 options were exercised using the cash feature.
Note 11. Earnings Per Share
Basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 were calculated as follows (in thousands except per share amounts):

	Years Ended December 31
	2008	2007	2006
Numerator:
Net (loss) / income	$(115,615)	$15,627	$148,354

Denominator:
Basic average shares outstanding	26,688	26,627	26,874
Net effect of stock options assumed to be exercised	—	224	369

Diluted average shares outstanding	26,688	26,851	27,243

Basic (loss) / earnings per share	$(4.33)	$0.59	$5.52

Diluted (loss) / earnings per share	$(4.33)	$0.58	$5.45

At December 31, 2008, outstanding options to purchase 0.9 million shares were considered anti-dilutive and were excluded from the computation of diluted earnings per share (December 31, 2007 — 0.6 million).
Note 12. Commitments, Contingent Liabilities and Other
(a) The Company, in the normal course of its business, has issued performance bonds and letters of credit pursuant to various facilities which at December 31, 2008, amounted to $148.3 million (December 31, 2007 — $211.9 million, 2006 — $248.7 million) and $11.6 million (December 31, 2007 — $19.3 million, 2006 — $22.8 million), respectively. The majority of these commitments have been issued to municipal authorities as part of the obligations of the Company in connection with the land servicing requirements.

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
(c) When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the State where the Company conducts business which range up to 10 years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Balance, at beginning of year	$17,844	$19,569	$17,743
Payments and other adjustments made during the year	(7,872)	(6,682)	(4,689)
Warranties issued during the year	3,151	4,957	6,515

Balance, at end of year	$13,123	$17,844	$19,569

(d) The Company leases certain facilities under non-cancelable operating leases. Rental expense incurred by the Company amounted to $3.6 million for 2008 (December 31, 2007 — $4.5 million). At December 31, 2008, future minimum rent payments under these operating leases were as follows:

Lease
Payments
2009	$2,803
2010	$1,429
2011	$1,030
2012	$861
Thereafter	$414
(e) The Company is exposed to financial risk that arises from the fluctuations in interest rates. The interest bearing assets and liabilities of the Company are mainly at floating rates and, accordingly, their fair values approximate carrying value. The Company would be negatively impacted, on balance, if interest rates were to increase. From time to time, the Company enters into interest rate swap contracts. As at December 31, 2008, the Company had seven interest rate swap contracts outstanding which effectively fixed $260.0 million of the Company’s variable rate debt at an average rate of 7.5%. The contracts expire between 2009 and 2017. At December 31, 2008, the fair market value of the contracts was a liability of $25.6 million (2007 — liability of $6.2 million) and was included in accounts payable and other liabilities. Expense of $19.4 million was recognized during the year ended December 31, 2008 (2007 — expense of $8.5 million) and was included in other (expense) / income. All interest rate swaps are recorded at fair market value in the statements of operations because hedge accounting has not been applied.

Fair Value Measurement
Using Significant
Observable Inputs (Level 2)
Interest rate swap contracts at December 31, 2008	$ (25,648)

(f) In July 2007, the Company’s equity swap transaction was amended to mature during July 2008 at an average cost per share of $28.41, and effectively fixed the stock compensation liability on 1,003,302 shares. This agreement, as subsequently amended, matured with a notional equity swap amount at an average cost of $12.63 per share on 1,022,987 shares. During July 2008, a new equity swap transaction was entered into at an average cost of $12.31 per share on 1,022,987 shares which mature during July 2009. During December 2008, the notional amount of the equity swap was amended to an average cost of $4.29 per share. At December 31, 2008 and 2007, the fair market value of the equity swap was a liability of $0.2 million and $0.3 million, respectively and was included in accounts

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
payable and other liabilities. An expense of $11.3 million and expense of $19.2 million was recognized during the years ended December 31, 2008 and 2007, respectively, and was included in selling, general and administrative expense. The equity swap is recorded at fair market value in the statements of operations because hedge accounting has not been applied.

Fair Value Measurement
Using Significant
Unobservable Inputs (Level 3)
Equity swap contract at December 31, 2008	$ (161)

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
Note 13. Segment Information
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

	Years ended December 31
	2008	2007	2006
Revenues
Northern California	$128,878	$120,684	$114,775
Southland / Los Angeles	93,828	205,990	267,515
San Diego / Riverside	86,745	89,556	208,519
Washington D.C. Area	135,416	155,489	234,261
Corporate and other	4,136	11,635	47,210

Total revenues	$449,003	$583,354	$872,280

	Years ended December 31
	2008	2007	2006
Segment Operating (Loss) / Income
Northern California	$(29,213)	$249	$57,496
Southland / Los Angeles	(18,923)	12,475	51,975
San Diego / Riverside	(87,571)	(16,823)	85,646
Washington D.C. Area	(33,147)	(40,471)	38,214
Corporate and other	(35,244)	(18,789)	19,893

Total operating (loss) / income	(204,098)	(63,359)	253,224
Minority Interest	17,622	7,028	(18,378)

(Loss) / income before taxes	$(186,476)	$(56,331)	$234,846

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)

	December 31
	2008	2007
Housing and Land Assets(1)
Northern California	$240,469	$310,946
Southland / Los Angeles	143,526	198,483
San Diego / Riverside	366,467	387,575
Washington D.C. Area	246,805	287,994
Corporate and Other	58,197	50,525

Total	$1,055,464	$1,235,523

(1)	Consists of housing and land inventory, investments in housing and land joint ventures and consolidated land inventory not owned.
The following tables set forth additional financial information relating to the Company’s reportable segments:

	Years Ended December 31
	2008	2007	2006
Impairments and Write-offs of Option Deposits
Northern California	$21,172	$4,700	$—
Southland / Los Angeles	15,695	3,300	4,970
San Diego / Riverside	42,498	32,982	—
Washington D.C. Area	35,759	46,648	5,418
Corporate and Other	—	—	—

	$115,124	$87,630	$10,388

Equity in (Loss) / Earnings from Housing and Land Joint Ventures
Northern California	$—	$7,675	$42,629
Southland / Los Angeles	—	—	(552)
San Diego / Riverside	1,974	3,832	12,853
Washington D.C. Area	14	302	3,354
Corporate and Other	1,314	936	—

	$3,302	$12,745	$58,284

Impairments of Investments in Housing and Land Joint Ventures
Northern California	$—	$(7,894)	$—
Southland / Los Angeles	—	(7,135)	—
San Diego / Riverside	(37,863)	—	—
Washington D.C. Area	—	—	—
Corporate and Other	—	—	—

	$(37,863)	$(15,029)	$—

	December 31
	2008	2007
Investments in Housing and Land Joint Ventures
Northern California	$—	$—
Southland / Los Angeles	46,604	32,541
San Diego / Riverside	1,942	50,165
Washington D.C. Area	42,838	41,777
Corporate and Other	13,877	6,063

Total	$105,261	$130,546

All revenues are from external customers and are of origin in the United States. There were no customers that contributed 10% or more of the Company’s total revenues during the years ended December 31, 2008, 2007 and 2006. All of the Company’s assets are in the United States.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Note 14. Subsequent Event
During December 2008, the Company announced that it filed a registration statement with the Securities and Exchange Commission with respect to a proposed rights offering to its common stockholders of up to 10,000,000 shares of 8% convertible preferred stock. Each whole right will entitle the holder to purchase one share of convertible preferred stock for $25.00. Each share of preferred stock will be convertible into common stock, at an initial conversion rate of 3.571428571 shares of common stock (equivalent to a conversion price of $7.00 per share of common stock). Under the proposed rights offering, stockholders will receive 0.3735701 subscription rights for each share of common stock owned on the record date, subject to adjustment as contemplated by the terms of the rights offering. The record, commencement and expiry dates for the offering will be determined at the time that the registration statement relating to the rights offering becomes effective.
Should the rights offering be fully subscribed, the Company expects to receive gross proceeds of $250.0 million upon issuance of the shares of convertible preferred stock. The proceeds from the rights offering will be used for general corporate purposes, including repayment on the credit facility due to a subsidiary of the Company’s largest stockholder, Brookfield Asset Management Inc.
Stockholders who fully exercise their rights will be entitled to subscribe for additional shares of convertible preferred stock, if available, that were not subscribed for by other rights holders. Brookfield Asset Management Inc. has indicated its intention to exercise in full its subscription rights, and any over-subscription rights to which it may be entitled, but it has not entered into a binding agreement to do so.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2008, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of December 31, 2008, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
There was no change in our internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. We have not identified any material weakness in our internal control over financial reporting.
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
The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Stockholders of Brookfield Homes Corporation
We have audited the internal control over financial reporting of Brookfield Homes Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 9, 2009 expressed an unqualified opinion on those financial statements.
Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
February 9, 2009

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our directors and the remaining information called for by this item is incorporated by reference from our 2009 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2009 (120 days after the end of our fiscal year). The following table provides the name, age and position of each of our current executive officers and significant employees.

Name	Age	Position Held
Executive Officers:
Ian G. Cockwell	61	President and Chief Executive Officer
Craig J. Laurie	37	Executive Vice President and Chief Financial Officer
William B. Seith	59	Executive Vice President, Risk Management

Significant Employees:
Stephen P. Doyle	51	President, Brookfield Homes San Diego Holdings LLC
Adrian Foley	46	President, Brookfield Homes Southland Holdings LLC
Robert Hubbell	51	President, Brookfield Washington LLC
John J. Ryan	49	President, Brookfield Homes Bay Area Holdings LLC
Richard T. Whitney	45	President, Brookfield California Land Holdings LLC
Ian Cockwell was appointed President and Chief Executive Officer in October 2002. From 1994 to December 2002, Mr. Cockwell served in various senior executive positions with Brookfield Residential Group, a division of Brookfield Properties. From 1998 to December 2002, Mr. Cockwell was Chairman and Chief Executive Officer of Brookfield Residential Group.
Craig Laurie was appointed Executive Vice President and Chief Financial Officer in October 2008. Mr. Laurie has served as Chief Financial Officer of Crystal River from April 2007 and from June 2003 to March 2007 served as the Chief Financial Officer of Brookfield Properties Corporation, and has held various other positions with Brookfield Asset Management Inc. and associated companies. Mr. Laurie joined Brookfield Asset Management Inc. in 1997 and holds a Chartered Accountant designation.
William Seith was appointed Executive Vice President, Risk Management in October 2002. From 1994 to December 2002, Mr. Seith served in various senior executive positions with Brookfield Residential Group.
Stephen Doyle was appointed President of our San Diego / Riverside business unit in 1996. Mr. Doyle has 29 years of experience in the real estate industry. Prior to joining Brookfield Properties, Mr. Doyle spent 15 years working for other California homebuilders. Mr. Doyle is a licensed attorney and registered civil engineer in California.
Adrian Foley was appointed President of our Southland / Los Angeles business unit in 2004. Mr. Foley has 21 years of experience in the real estate industry. Prior to joining Brookfield in 1996, Mr. Foley was employed by another California homebuilder. Mr. Foley holds a bachelors degree in Building from the University of Greenwich, London.
Robert Hubbell was appointed President of our Washington D.C. Area business unit in 1998. Mr. Hubbell has 25 years of experience in the real estate industry and has been with Brookfield for 18 years. Mr. Hubbell holds a bachelors degree in civil engineering.
John Ryan was appointed President of our San Francisco Bay Area business unit in 1995. Mr. Ryan has 25 years of real estate and development experience. After six years as a manager in public accounting, specializing in real estate, Mr. Ryan spent eight years with another public homebuilder before joining Brookfield Properties in 1995. Mr. Ryan is a licensed Certified Public Accountant and general contractor.
Richard Whitney was appointed President of Brookfield California Land Holdings LLC in 2002. Prior to his appointment, Mr. Whitney served as Senior Vice President, Finance of Brookfield Residential Group. Mr. Whitney joined Brookfield Properties in 1994.

Item 11. Executive Compensation
The information called for by this item is incorporated by reference from our 2009 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2009 (120 days after the end of our fiscal year).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated by reference from our 2009 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2009 (120 days after the end of our fiscal year), except for the information required by this item with respect to equity compensation plans which is set forth under Item 5 of this annual report on Form 10-K and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated by reference from our 2009 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2009 (120 days after the end of our fiscal year).
Item 14. Principal Accounting Fees and Services
The information called for by this item is incorporated by reference from our 2009 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2009 (120 days after the end of our fiscal year).
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
(i)	Financial Statements: See Item 8 of this report, beginning on page 31.

(ii)	Financial Statement Schedules:
Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have either been incorporated in the consolidated financial statements and accompanying notes or are not applicable to us.

(iii)	Exhibits: Refer to the Exhibit Index to this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of February, 2009.

Brookfield Homes Corporation
By:	/s/ IAN G. COCKWELL
Ian G. Cockwell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. STELZL
Robert L. Stelzl	Chairman of the Board	February 13, 2009

/s/ IAN G. COCKWELL
Ian G. Cockwell	President and Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2009

/s/ CRAIG J. LAURIE
Craig J. Laurie	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2009

/s/ ROBERT A. FERCHAT
Robert A. Ferchat	Director	February 13, 2009

/s/ J. BRUCE FLATT
J. Bruce Flatt	Director	February 13, 2009

/s/ BRUCE T. LEHMAN
Bruce T. Lehman	Director	February 13, 2009

/s/ ALAN NORRIS
Alan Norris	Director	February 13, 2009

/s/ TIMOTHY R. PRICE
Timothy R. Price	Director	February 13, 2009

/s/ DAVID M. SHERMAN
David M. Sherman	Director	February 13, 2009

/s/ MICHAEL D. YOUNG
Michael D. Young	Director	February 13, 2009

EXHIBIT INDEX

Exhibit	Description
2.1	Purchase Agreement between Brookfield California Holdings Inc. and Brookfield Homes Corporation, effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

2.2	Purchase Agreement between Brookfield Homes (US) Inc. and Brookfield Homes Holdings Inc., effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

2.3	Purchase Agreement between Brookfield Washington Inc. and Brookfield Homes Holdings Inc., effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.3 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

2.4	Purchase Agreement between Brookfield Homes of California Inc. and Brookfield Homes Holdings Inc., effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.4 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

2.5	Purchase Agreement between Brookfield Washington Inc., Brookfield Homes of California Inc. and Brookfield Homes Corporation, effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.5 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

2.6	Purchase Agreement between Brookfield Homes of California Inc. and Intercontinental Investment & Development Bank Corporation, effective as of September 30, 2002 — Incorporated by reference to Exhibit 2.6 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

3.1	Amended and Restated Certificate of Incorporation — Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

3.2	By-laws — Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

4.1	Description of Common Stock (see Article FOURTH of Exhibit A to Exhibit 3.1) — Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

4.2	Form of Deposit Facility — Incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2004.

4.3	Revolving Credit Facility dated June 12, 2006 — Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.

4.4	Amendment to Revolving Credit Facility dated March 5, 2007 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2007.

4.5	Amendment to Revolving Credit Facility dated October 11, 2007 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 17, 2007.

4.6	Amendment to Revolving Credit Facility dated February 7, 2008 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2008.

4.7	Amendment to Revolving Credit Facility dated July 23, 2008 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2008.

4.8	Amendment to Revolving Credit Facility dated October 8, 2008 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 10, 2008.

4.9	Amendment to Revolving Credit Facility dated December 17, 2008 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 19, 2008.

4.10	Amendment to Revolving Credit Facility dated January 27, 2009 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2009.

4.11*	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments.

10.1	License Agreement — Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

10.2†	Form of Stock Option Plan — Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

10.3†	Form of Deferred Share Unit Plan — Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

10.4†	Deferred Share Unit Plan — 2008 — Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K/A filed with the Commission on March 12, 2008.

10.5*†	Departure Agreement.

Exhibit	Description
10.6†	Management Services Agreement — Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 6, 2009.

10.7†	2009 Stock Option Plan Award Letter — Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 6, 2009.

21.1	List of Subsidiaries — Incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

31.1*	Rule 13a-14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.

31.2*	Rule 13a-14(a) certification by Craig Laurie, Executive Vice President and Chief Financial Officer.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

†	Executive Officers management contract or compensatory plan or arrangement
Copies of certain of the exhibits filed with or incorporated by reference into this annual report on Form 10-K do not accompany copies of this annual report on Form 10-K made available to our stockholders. We will furnish a copy of any of such exhibits to any stockholder requesting the same.