Form 10-Q
period 2009-03-31
BROOKFIELD HOMES CORP
filed 2009-05-08
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes   ☑      No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
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
Yes   ☐      No   ☑
As of May 4, 2009 the registrant had outstanding 26,768,732 shares of its common stock, $0.01 par value per share.

INDEX
BROOKFIELD HOMES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		March 31,	December 31,
	Note	2009	2008
Assets

Housing and land inventory	2	$954,374	$946,875
Investments in housing and land joint ventures	3	103,732	105,261
Consolidated land inventory not owned	2	3,328	3,328
Receivables and other assets	4	29,540	92,333
Cash and cash equivalents		—	—
Deferred income taxes	9	65,757	59,438

		$1,156,731	$1,207,235

Liabilities and Equity
Project specific financings	5	$406,522	$433,580
Other revolving financings	5	318,003	314,977
Accounts payable and other liabilities	6	129,526	146,320

Total liabilities		854,051	894,877

Other interests in consolidated subsidiaries	7	50,136	49,839

Commitments, contingent liabilities and other	11	—	—
Preferred stock - 10,000,000 shares authorized, no shares issued		—	—
Common stock - 200,000,000 shares authorized, 32,073,781 shares issued (December 31, 2008 - 32,073,781 shares issued)		321	321
Additional paid-in-capital		141,622	141,286
Treasury stock, at cost - 5,305,049 shares (December 31, 2008 - 5,305,049 shares)		(238,957)	(238,957)
Retained earnings		346,672	356,981
Noncontrolling interest	7	2,886	2,888

Total stockholders’ equity		252,544	262,519

		$1,156,731	$1,207,235

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

	(Unaudited)
	Three Months Ended
	March 31,
	Note		2009	2008
Revenue
Housing			$35,361	$66,406
Land			1,818	3,286

			37,179	69,692

Direct Cost of Sales
Housing			(31,640)	(55,867)
Land			(1,652)	(3,489)
Impairment of housing and land inventory and write-off of option deposits	2		(3,900)	(6,150)

			(13)	4,186
Selling, general and administrative expense			(11,729)	(16,605)
Equity in earnings from housing and land joint ventures	3		2,359	39
Impairment of investments in housing and land joint ventures	3		(11,618)	—
Other income / (expense)	11	(c)	2,445	(9,030)

Loss Before Income Taxes			(18,556)	(21,410)
Income tax recovery			6,319	7,648

Net Loss			(12,237)	(13,762)
Less net loss attributable to noncontrolling interest and other interests in consolidated subsidiaries	7		1,928	1,286

Net Loss attributable to Brookfield Homes Corporation			$(10,309)	$(12,476)

Loss Per Share attributable to Brookfield Homes Corporation common shareholders
Basic	8		$(0.39)	$(0.47)
Diluted	8		$(0.39)	$(0.47)
Weighted Average Common Shares Outstanding (in thousands)
Basic	8		26,769	26,663
Diluted	8		26,769	26,663
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Three Months Ended
	March 31,
	2009	2008
Common Stock	$321	$321

Additional Paid-in-Capital
Opening balance	141,286	145,101
Transfer of stock-based compensation from accounts payable and other liabilities	145	—
Stock option compensation costs	191	—

Ending balance	141,622	145,101

Treasury Stock
Opening balance	(238,957)	(243,701)
Stock option exercises	—	—

Ending balance	(238,957)	(243,701)

Retained Earnings
Opening balance	356,981	477,929
Net loss	(10,309)	(12,476)

Ending balance	346,672	465,453

Total Brookfield Homes Corporation stockholders’ equity	$249,658	$367,174

Noncontrolling Interest
Opening balance	$2,888	$1,749
Net loss	—	—
Distributions	(2)	(170)

Ending balance	2,886	$1,579

Total Stockholders’ Equity	$252,544	$368,753

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Three Months Ended
	March 31,
	2009	2008
Cash Flows From / (Used in) Operating Activities
Net loss	$(12,237)	$(13,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Undistributed income from housing and land joint ventures	(2,350)	(39)
Deferred income taxes	(6,319)	(2,205)
Impairment of housing and land inventory and write-off of option deposits	3,900	6,150
Impairment of investments in housing and land joint ventures	11,618	—
Other changes in operating assets and liabilities:
Decrease / (increase) in receivables and other assets	62,793	(3,935)
Increase in housing and land inventory	(11,399)	(10,935)
Decrease in accounts payable and other liabilities	(21,330)	(7,078)

Net cash provided by / (used in) operating activities	24,676	(31,804)

Cash Flows From / (Used in) Investing Activities
Investments in housing and land joint ventures	(1,085)	(7,305)
Distribution from housing and land joint ventures	166	47
Acquisition of additional interest in housing and land joint ventures	—	(5,400)

Net cash used in investing activities	(919)	(12,658)

Cash Flow (Used in) / From Financing Activities
Net repayments under revolving project specific financings	(27,058)	(66,536)
Net borrowings under other revolving financings	3,026	112,000
Distributions to noncontrolling interest and other interests in consolidated subsidiaries	(28)	(272)
Contributions from noncontrolling interest and other interests in consolidated subsidiaries	303	900

Net cash (used in) / provided by financing activities	(23,757)	46,092

Increase in cash and cash equivalents	—	1,630
Cash and cash equivalents at beginning of period	—	9,132

Cash and cash equivalents at end of period	$—	$10,762

Supplemental Cash Flow Information
Interest paid	$9,989	$14,982
Income taxes recovered	$58,817	$—
Non-cash decrease in consolidated land inventory not owned	$—	$(201)

Acquisitions of Additional Interest in Joint Ventures
Increase in housing and land inventory	$—	$29,231
Reduction in investment in housing and land joint ventures	$—	$11,231
Liabilities assumed	$—	$18,000
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, they should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments necessary for fair presentation of the accompanying consolidated financial statements have been made.
The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
(b) Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of stockholders’ equity. This statement was effective for the Company’s fiscal year beginning January 1, 2009. The Company has adopted SFAS 160 in its consolidated financial statements for the period ending March 31, 2009. See Note 7 for disclosure regarding impact on the consolidated financial statements.
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement 133” (''SFAS 161’’). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and the instruments’ effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. This pronouncement is related to disclosure and did not have a material impact on the Company’s consolidated financial statements.

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
In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and FIN 46R, “Consolidation of Variable Interest Entities”, are finalized and approved by the FASB. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This pronouncement is related to disclosure only and did not have a material impact on the Company’s consolidated financial statements.
Note 2. Housing and Land Inventory
Housing and land inventory includes homes completed and under construction and lots ready for construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	March 31,	December 31,
	2009	2008
Housing inventory	$450,901	$440,394
Model homes	52,769	54,165
Land and land under development	450,704	452,316

	$954,374	$946,875

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three months ended March 31, 2009 and 2008, interest incurred and capitalized by the Company was $10.0 million and $15.0 million, respectively. Capitalized interest expensed as direct cost of sales for the same periods was $2.5 million and $4.5 million, respectively.
For the three months ended March 31, 2009, the continued challenging housing market conditions resulted in a reduction in average selling prices along with an increase in sales incentives and additionally, the Company recognized $3.9 million of impairment charges on the housing and land inventory the Company directly owns. The $3.9 million in impairment charges is on lots located in the Corporate and Other reportable segment. The table below sets forth information regarding the Company’s fair value measurement method and values basis used to determine fair value for the housing and land inventory impaired during the quarter:

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Estimated fair value of housing and land inventory impaired during the first quarter	$8,592

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
In accordance with the provisions of SFAS 144 and SFAS 157, housing and land inventory with a carrying amount of $12.5 million was written down to its fair value of $8.6 million, resulting in an impairment charge of $3.9 million, which was included in earnings for the three months ending March 31, 2009 (March 31, 2008 — $6.2 million).
The fair value measurements for housing and land inventory were determined by comparing the carrying amount of an asset to cash flows expected to be generated by the asset. To arrive at the estimated fair value of housing and land inventory impaired during the first quarter, the Company estimated the cash flow for the life of each project. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. Such projections generally assume current home selling prices, with cost estimates and sales rates for short-term projects consistent with recent sales activity. For longer-term projects, planned sales rates for the remainder of 2009 and 2010 assume recent sales activity and normalized sales rates beyond 2010. If the future undiscounted cash flows are less than the carrying amount, the asset is considered to be impaired. If the assets are considered to be impaired, they are then written down to fair value less estimated selling costs.
In the ordinary course of business, the Company has entered into a number of option contracts to acquire lots in the future in accordance with specific terms and conditions. Under these option agreements, the Company will advance deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be variable interest entities (“VIEs”), it is the primary beneficiary of options with an aggregate exercise price of $3.3 million (2008 — $3.3 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in accounts payable and other liabilities of $3.3 million (December 31, 2008 - $3.3 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.
Housing and land inventory includes non-refundable deposits and other entitlement costs totaling $61.2 million (December 31, 2008 — $59.3 million) in connection with options that are not required to be consolidated under the provisions of FIN 46R. The total exercise price of these options is $277.8 million (December 31, 2008 — $277.8 million) including the non-refundable deposits identified above. The number of lots which the Company has obtained an option to purchase, excluding those already consolidated and those held through joint ventures, and their respective dates of expiry and exercise price follows:

	Number	Total
	of	Exercise
Year of Expiry	Lots	Price
2009	56	$22,876
2010	1,667	16,677
2011	555	20,942
Thereafter	6,760	217,284

	9,038	$277,779

Investments in housing and land joint ventures include $24.7 million of the Company’s share of non-refundable deposits and other entitlement costs in connection with 1,987 lots under option. The Company’s share of the total exercise price of these options is $90.6 million.
The Company holds agreements for a further 5,096 acres of longer term land, with non-refundable deposits and other entitlement costs of $12.3 million which is included in housing and land inventory that may provide additional lots upon obtaining entitlements with an aggregate exercise price of $72.0 million. However, given that the Company is in the initial stage of land entitlement, the Company has concluded at this time that the level of uncertainty in entitling these properties does not warrant including them in the above totals.

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

	March 31,	December 31,
	2009	2008
Assets
Housing and land inventory	$292,621	$310,026
Other assets	21,652	9,242

	$314,273	$319,268

Liabilities and Equity
Project specific financings	$61,752	$62,583
Accounts payable and other liabilities	15,576	15,840
Investment and advances
Brookfield Homes	103,732	105,261
Others	133,213	135,584

	$314,273	$319,268

	Three Months Ended
	March 31,
	2009	2008
Revenue and Expenses
Revenue	$2,818	$5,494
Expenses	(1,267)	(3,206)

Net income	$1,551	$2,288

Company’s share of net income	$2,359	$39

Impairment of investments in housing and land joint ventures	$(11,618)	$—

In reporting the Company’s share of net income, all inter-company profits or losses from housing and land joint ventures are eliminated on lots purchased by the Company from the joint ventures.
Joint ventures in which the Company has a noncontrolling interest are accounted for using the equity method. In addition, the Company has performed an evaluation of its existing joint venture relationships by applying the provisions of FIN 46R.
During the three months ended March 31, 2009 in accordance with Accounting Principles Board Opinion No. 18 (“APB 18”) the “Equity Method of Accounting for Investments in Common Stock,” the Company recognized impairment charges of $2.4 million (March 31, 2008 — nil), related to a joint venture in the Washington D.C. Area as a result of continued deterioration in this project which resulted in the carrying value of the Company’s investment in this joint venture exceeding the estimated fair value. Also, during the same period, the lender foreclosed on a property related to a joint venture in the Inland Empire of California in the San Diego / Riverside reportable segment. The Company had provided the lender a several guarantee for fifty percent of the debt outstanding on the property and had previously accrued $18.0 million related to this several guarantee. As a result of the lender foreclosing on the property during the three months ending March 31, 2009, the Company has accrued an additional $9.2 million related to this guarantee, which is included in accounts payable and other liabilities. The $9.2 million expense is included in impairments of investments in housing and land joint ventures. At the foreclosure sale, the Company acquired the property for $17.1 million.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At March 31, 2009, the Company had recourse guarantees of nil (December 31, 2008 — $35.8 million) and limited maintenance guarantees of $22.4 million (December 31, 2008 - $22.6 million) with respect to debt in its joint ventures.
Note 4. Receivables and Other Assets
The components of receivables and other assets included in the Company’s balance sheet are summarized as follows:

	March 31,	December 31,
	2009	2008
Taxes receivable	$5,475	$64,292
Proceeds and escrow receivables	2,530	3,731
Refundable deposits	6,078	7,560
Mortgages and notes receivable	1,322	3,264
Prepaid expenses	4,867	4,649
Miscellaneous receivables	5,126	4,967
Other assets	4,142	3,870

	$29,540	$92,333

Note 5. Project Specific Financings and Other Revolving Financings
Project specific financings of $406.5 million (2008 — $433.6 million) are revolving in nature, bear interest at floating rates with a weighted average rate of 3.8% as at March 31, 2009 (December 31, 2008 — 4.0%) and are secured by housing and land inventory. The weighted average rate was calculated as of the end of each period, based upon the amount of debt outstanding and the related interest rates applicable on the date.
Project specific financing also includes $1.2 million (December 31, 2008 — $3.1 million) of mortgage loans with an average rate of 7.5%. See Note 11(e) for further discussion.
The Company’s project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of the Company, to maintain a tangible net worth of at least $250.0 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth of no greater than 2.50 to 1. As of March 31, 2009, the Company was in compliance with all its covenants.
Project specific financings mature as follows: 2009 — $199.7 million; 2010 — $172.1 million; and 2011 — $34.7 million.
Other revolving financings of $318.0 million (December 31, 2008 — $315.0 million) consist of amounts drawn on two unsecured revolving credit facilities due to subsidiaries of the Company’s largest stockholder, Brookfield Asset Management Inc. The first facility was increased in January 2009 to an aggregate principal amount not to exceed $350.0 million, bearing interest at LIBOR plus 3.0% per annum and maturing in June 2010. During the three months ended March 31, 2009 and 2008 interest of $2.8 million and $2.6 million, respectively, was incurred related to this facility. During January 2009, the covenants on this first facility were amended on a temporary basis to June 2009 to maintain minimum stockholders’ equity of $225.0 million and a consolidated net debt to book capitalization of no greater than 80%. During April 2009, the facility was decreased to an amount not to exceed $100.0 million, the maturity was extended to December 2011, the interest rate was increased to LIBOR plus 3.5% per annum and the covenants were amended to maintain a minimum stockholders’ equity of $300.0 million and a consolidated net debt to book capitalization of no greater than 70%. The second facility was entered into during the three months ended March 31, 2009, initially bearing interest at 12% per annum, maturing in December 2012. This second facility is available for the acquisition of properties in the aggregate principal amount not to exceed $25.0 million. During the three months ended March 31, 2009, interest of $0.2 million was incurred related to this facility. At March 31, 2009, the Company was in compliance with all its covenants.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 6. Accounts Payable and Other Liabilities
The components of accounts payable and other liabilities included in the Company’s balance sheet are summarized as follows:

	March 31,	December 31,
	2009	2008
Trade payables and cost to complete accruals	$29,980	$41,247
Warranty costs (Note 11 (b))	13,076	13,123
Customer deposits	1,941	1,347
Stock-based compensation (Note 10)	4,630	5,328
Loans from other interests in consolidated subsidiaries	14,521	16,469
Accrued and deferred compensation	6,707	15,454
Swap contracts (Note 11 (c) and (d))	23,658	25,809
Several guarantee (Note 3)	27,243	18,000
Other	7,770	9,543

	$129,526	$146,320

Note 7. Noncontrolling Interest and Other Interests in Consolidated Subsidiaries
Other interests in consolidated subsidiaries includes ownership interests of certain business unit presidents of the Company totaling $50.1 million (December 31, 2008 — $49.8 million). In the event a business unit president (“Minority Member”) of the Company is no longer employed by an affiliate of the Company, the Company has the right to purchase the Minority Member’s interest and the Minority Member has the right to require the Company to purchase their interest. Should such rights be exercised, the purchase price will be based on the then estimated bulk sales value of the business unit net assets.
Noncontrolling interest includes third party investments of consolidated joint ventures of $2.9 million (December 31, 2008 — $2.9 million).
In accordance with SFAS 160, on a retrospective basis, noncontrolling interest has been classified as a component of stockholders’ equity and the net loss on the consolidated statement of operations has been adjusted to include the net loss attributable to noncontrolling interest which for the three months ended March 31, 2009 was nil (2008 — nil) and other interests in consolidated subsidiaries which for the three months ended March 31, 2009 was $1.9 million (2008 — $1.3 million).
Note 8. Loss Per Share
Basic and diluted loss per share for the three months ended March 31, 2009 and 2008 were calculated as follows (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net loss	$(10,309)	$(12,476)

Denominator:
Basic average shares outstanding	26,769	26,663
Net effect of stock options assumed to be exercised	—	—

Diluted average shares outstanding	26,769	26,663

Basic loss per share	$(0.39)	$(0.47)

Diluted loss per share	$(0.39)	$(0.47)

At March 31, 2009, options to purchase 2.5 million shares (March 31, 2008 — 1.0 million) were outstanding and anti-dilutive and were excluded from the computation of diluted earnings per share.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 9. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The differences that give rise to the net deferred tax asset are as follows:

	March 31,	December 31,
	2009	2008
Differences relating to properties	$43,380	$38,761
Compensation deductible for tax purposes when paid	4,525	6,055
Differences relating to derivative instruments	8,975	9,793
Other	8,877	4,829

	$65,757	$59,438

As at March 31, 2009, the Company had no unrecognized tax asset or liability (December 31, 2008 - nil).
Note 10. Stock Based Compensation
Option Plan
Brookfield Homes grants options to purchase shares of the Company’s common stock at the market price of the shares on the day the options are granted. In March 2009, the Company’s stockholders approved the Brookfield Homes 2009 stock option plan, under which a maximum of three million shares is authorized for issuance. No further awards will be made under the Company’s stock option plan that was adopted in November 2002.
During the three months ending March 31, 2009, the Company’s existing stock option awards made under the 2002 stock option plan were modified to eliminate the cash feature. As a result, the stock options outstanding at the time of the amendment were reclassified from accounts payable and other liabilities to additional paid-in-capital. The stock options vested at the time of the amendment were reclassified at their fair value of $0.1 million on the date the revised stock option plan became effective. The significant weighted average assumptions relating to the valuation of the Company’s stock options at the time of modification were as follows:

2009
Dividend yield	0.0%
Volatility rate	74%
Risk-free interest rate	0.0% - 2.6%
Expected option life (years)	0 - 6.5

The fair value of the Company’s stock option awards is estimated at the grant date using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock option awards is expensed over the vesting period of the stock options. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option award granted. The Company uses historical data to estimate stock option exercises and forfeitures within its valuation model. The expected term of stock option awards granted for some participants is derived from historical exercise experience under the Company’s share-based payment plan and represents the period of time that stock option awards granted are expected to be outstanding. The expected term of stock options granted for the remaining participants is derived by using the simplified method.
During the three months ended March 31, 2009, the Company granted a total of 1,670,000 new stock options to eligible employees, of which 1,000,000 options were subject to cliff vesting and 670,000 options were subject to graded vesting. The significant weighted average assumptions relating to the valuation of the Company’s stock options granted during the three months ended March 31, 2009 subject to cliff vesting are as follows:

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)

2009
Dividend yield	0.0%
Volatility rate	74%
Risk-free interest rate	2.4%
Expected option life (years)	5.0

The significant weighted average assumptions relating to the valuation of the Company’s stock options granted during the three months ended March 31, 2009 subject to graded vesting are as follows:

2009
Dividend yield	0.0%
Volatility rate	74%
Risk-free interest rate	2.9%
Expected option life (years)	7.5

The total compensation costs recognized in income related to the Company’s stock options during the three months ended March 31, 2009 and 2008 was income of nil and $0.6 million, respectively.
The following table sets out the number of common shares that employees of the Company may acquire under options granted under the Company’s stock option plans:

	March 31, 2009
		Weighted
		Average per
		Share Exercise
	Shares	Price
Outstanding, January 1, 2009	875,000	$30.57
Granted	1,670,000	$2.65
Exercised	—	—
Cancelled	—	—

Outstanding, March 31, 2009	2,545,000	$12.25

Options exercisable at March 31, 2009	470,200	$31.01

A summary of the status of the Company’s unvested options included in equity as of March 31, 2009 and changes during the three months ending March 31, 2009 is as follows:

	March 31, 2009
		Weighted
		Average
	Shares	Fair Value
Unvested options outstanding, January 1, 2009	—	—
Unvested options reclassed to equity from accounts payable and other liabilities	570,600	$0.24
Granted	1,670,000	$1.74
Vested	(165,800)	$0.18
Exercised	—	—
Cancelled	—	—

Unvested options outstanding, March 31, 2009	2,074,800	$1.45

At March 31, 2009, the aggregate intrinsic value of options currently exercisable is $0.1 million and the aggregate intrinsic value of options outstanding is $0.1 million.
At March 31, 2009, there was $2.8 million of unrecognized expense related to unvested options, which is expected to be recognized over the remaining weighted average period of 4.0 years.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Deferred Share Unit Plan
The Company has adopted a Deferred Share Unit Plan (“DSUP”) under which certain of its executive officers and directors may, at their option, receive all or a portion of their annual bonus awards or retainers, respectively, in the form of deferred share units. The Company may also make additional grants of units to its executives and directors pursuant to the DSUP. As of March 31, 2009, the Company had granted 1,190,151 units under the DSUP, of which 1,058,034 were outstanding at March 31, 2009, and of which 630,129 units are currently vested and 427,905 vest over the next five years.
In addition, the Company has adopted a Senior Operating Management Deferred Share Unit Plan, (“MDSUP”) under which certain senior operating management employees receive a portion of their annual compensation in the form of deferred share units. As of March 31, 2009, the Company had granted 73,375 units under the MDSUP, all of which were outstanding at March 31, 2009.
The liability of $4.6 million relating to the DSUP and MDSUP is included in accounts payable and other liabilities. The financial statement impact relating to the DSUP and MDSUP for the three months ended March 31, 2009 and 2008 was income of $0.4 million and expense of $1.3 million, respectively.
The following table sets out the number of deferred share units that executive officers, directors and senior operating management employees of the Company may redeem under the Company’s DSUP and MDSUP:

March 31,2009
Outstanding, January 1, 2009	867,257
Granted	264,152
Exercised	—
Cancelled	—

Outstanding, March 31, 2009	1,131,409

Deferred share units vested at March 31, 2009	703,504

Note 11. Commitments, Contingent Liabilities and Other
(a) The Company is party to various legal actions arising in the ordinary course of business. Management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.
(b) When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the State where the Company conducts business which range up to ten years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the three months ended March 31, 2009 and 2008:

	2009	2008
Balance, at beginning of period	$13,123	$17,844
Payments and other adjustments made during the period	(335)	(1,399)
Warranties issued during the period	288	561

Balance, end of period	$13,076	$17,006

(c) The Company is exposed to financial risk that arises from fluctuations in interest rates. The interest bearing assets and liabilities of the Company are mainly at floating rates and, accordingly, their fair values approximate cost. The Company would be negatively impacted on balance, if interest rates were to increase. From time to time, the Company enters into interest rate swap contracts. As at March 31, 2009, the Company had seven interest rate swap contracts outstanding which effectively fixed $260.0 million of the Company’s variable rate debt at an average rate of 7.5% per annum. The contracts expire between 2009 and 2017. At March 31, 2009, the fair market value of the contracts was a liability of $23.5 million (December 31, 2008 – liability of $25.6 million) and was included in accounts payable and other liabilities. Income of $2.2 million and expense of $9.3 million was recognized during the three months ended March 31, 2009, and 2008, respectively and was included in other income / (expense). All interest rate swaps are recorded at fair market value and are presented in the statement of operations because hedge accounting has not been applied.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts

Fair Value Measurements
Using Significant
Observable Inputs (Level 2)
Interest rate swap contracts at March 31, 2009	$(23,467)

The fair value measurements for the interest rate swap contracts are determined based on notional amounts, terms to maturity, and the USD LIBOR rates. The LIBOR rates vary depending on the term to maturity and the conditions set out in the underlying swap agreements.
(d) During July 2008, an equity swap transaction was entered into at an average cost of $12.31 per share on 1,022,987 shares which matures during July 2009. During March 2009, the notional amount on the equity swap was subsequently amended to an average cost per share of $3.58. At March 31, 2009, the fair market value of the equity swap was a liability of $0.2 million (December 31, 2008 – liability of $0.2 million) and was included in accounts payable and other liabilities. Expense of $0.8 million and nil was recognized during the three months ended March 31, 2009 and 2008, respectively and was included in selling, general and administrative expense. The equity swap is recorded at fair market value and is presented in the statement of operations because hedge accounting has not been applied.

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Equity swap contract at March 31, 2009	$(191)

(e) The Company offers mortgage brokerage services to its homebuying customers in each of its markets. The Company has agreements with various lenders to receive a fee on loans made by the lenders to customers that the Company introduces to the lenders. The Company provides mortgage origination services to its customers in the Washington D.C. Area and does not retain or service the mortgages it originates. The Company customarily sells all of the loans and loan servicing rights that it originates in the secondary market within a month of origination and on a limited recourse basis, generally limited to early payment defaults, or fraud and misrepresentation. Effective April 1, 2009, the Company will no longer originate and sell mortgages and all loans will be brokered.
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

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts

	Three Months Ended
	March 31,
	2009	2008
Revenues
Northern California	$8,435	$9,203
Southland / Los Angeles	11,291	24,726
San Diego / Riverside	9,174	12,860
Washington, D.C. Area	7,679	22,903
Corporate and Other	600	—

Total Revenues	$37,179	$69,692

Segment Income / (Loss)
Northern California	$1,756	$(1,039)
Southland / Los Angeles	(1,806)	(415)
San Diego / Riverside	(9,975)	1,453
Washington D.C. Area	(3,286)	(7,702)
Corporate and Other	(5,245)	(13,707)

Loss before Income Taxes	$(18,556)	$(21,410)

	March 31,	December 31,
	2009	2008
Housing and Land Assets 1)
Northern California	$241,595	$240,469
Southland / Los Angeles	141,893	143,526
San Diego / Riverside	379,163	366,467
Washington, D.C. Area	244,931	246,805
Corporate and Other	53,852	58,197

	$1,061,434	$1,055,464

1)	Consists of housing and land inventory, investments in housing and land joint ventures and consolidated land inventory not owned.
The following tables set forth additional financial information relating to the Company’s reportable segments:

	Three Months Ended
	March 31,
	2009	2008
Equity in (Loss) /Earnings from Housing and Land Joint Ventures:
Northern California	$2,423	$—
Southland / Los Angeles	—	—
San Diego / Riverside	—	—
Washington, D.C. Area	22	(177)
Corporate and Other	(86)	216

Total	$2,359	$39

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts

	Three Months Ended
	March 31,
	2009	2008
Impairments of housing and land inventory:
Northern California	$—	$—
Southland / Los Angeles	—	(550)
San Diego / Riverside	—	—
Washington, D.C. Area	—	(5,600)
Corporate and Other	(3,900)	—

Total	$(3,900)	$(6,150)

Impairments of investments in housing and land joint ventures:
Northern California	$—	$—
Southland / Los Angeles	—	—
San Diego / Riverside	(9,243)	—
Washington, D.C. Area	(2,375)	—
Corporate and Other	—	—

Total	$(11,618)	$—

	March 31,	December 31,
	2009	2008
Investments in Housing and Land Joint Ventures:
Northern California	$—	$—
Southland / Los Angeles	46,827	46,604
San Diego / Riverside	1,942	1,942
Washington, D.C. Area	40,881	42,838
Corporate and Other	14,082	13,877

Total	$103,732	$105,261

Note 13. Subsequent Event
Stockholders of the Company fully subscribed for 10,000,000 shares of 8% convertible preferred stock pursuant to the Company’s Rights Offering that terminated on April 27, 2009. The Company received gross proceeds of $250 million upon issuance of the shares of convertible preferred stock. The proceeds from the Rights Offering were used for general corporate purposes, including repayment on a credit facility due to a subsidiary of the Company’s largest stockholder, Brookfield Asset Management Inc.
Assuming the full conversion of the convertible preferred stock, Brookfield Asset Management Inc. will own approximately 81.6% of the Company’s common stock. The convertible preferred stock did not meet the listing requirements of The New York Stock Exchange and will not be listed for trading.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance and that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” and Item 1A – “Risk Factors” elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008.
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:
•	ability to create shareholder value;

•	strategies for shareholder value creation;

•	ability to generate sufficient cash flow from our assets in 2009 and 2010 to repay maturing project specific financings;

•	the visibility on our future cash flow;

•	financing sources;

•	sufficiency of our access to capital resources;

•	supply and demand equilibrium;

•	the effect of interest rate changes on our cash flows;

•	the effect on our business of existing lawsuits; and

•	whether or not our letters of credit or performance bonds will be drawn upon.
Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:
•	changes in general economic, real estate and other conditions;

•	mortgage rate and availability changes;

•	availability of suitable undeveloped land at acceptable prices;

•	adverse legislation or regulation;

•	ability to obtain necessary permits and approvals for the development of our land;

•	availability of labor or materials or increases in their costs;

•	ability to develop and market our master-planned communities successfully;

•	ability to obtain regulatory approvals;

•	confidence levels of consumers;

•	ability to raise capital on favorable terms;

•	adverse weather conditions and natural disasters;

•	relations with the residents of our communities;

•	risks associated with increased insurance costs or unavailability of adequate coverage;

•	ability to obtain surety bonds;

•	competitive conditions in the homebuilding industry, including product and pricing pressures; and

•	additional risks and uncertainties, many of which are beyond our control, referred to in our Form 10-K for the year ended December 31, 2008 and our other SEC filings.
We undertake no obligation to publicly update any forward-looking statements unless required by law, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

Overview
While some measured improvement occurred in March and April sales, the North American homebuilding industry continues to face a number of challenges. Home foreclosures continue to increase inventories and have caused sharp declines in new home sales. Despite these challenging conditions, our assets are largely located in geographic areas with a constrained supply of lots and which have demonstrated strong economic characteristics over the long term.
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
The 25,586 lots that we control, 14,561 of which we own directly or through joint ventures, provide a strong foundation for our future homebuilding business and visibility on our future cash flow. We believe we add value to the lots we control through entitlements, development and the construction of homes. In allocating capital to our operations we generally limit our risk on unentitled land by optioning such land positions in all our markets, thereby mitigating our capital at risk. Option contracts for the purchase of land permit us to control lots for an extended period of time.
Homebuilding is our primary source of revenue and has represented approximately 90% of our total revenue since 2002. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price for the three months ended March 31, 2009 of $478,000 was well in excess of the national average sales price. We also sell serviced and unserviced lots to other homebuilders generally on an opportunistic basis where we can redeploy capital to an asset providing higher returns or reduce risk in a market.
Our housing and land inventory, investments in housing and land joint ventures, and consolidated land inventory not owned together comprised 92% of our total assets as of March 31, 2009. In addition, we had $95 million in other assets. Other assets consist of homebuyer receivables of $3 million, income taxes receivable of $6 million, deferred taxes of $66 million and other receivables of $20 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2009 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

	Three Months Ended
Selected Financial Information (Unaudited)	March 31,
($US millions)	2009	2008
Revenue:
Housing	$35	$66
Land	2	3

Total revenues	37	69
Direct cost of sales	(33)	(59)
Impairment of housing and land inventory and write-off of option deposits	(4)	(6)

Gross margin / (loss)	—	4
Selling, general and administrative expense	(12)	(16)
Equity in earnings from housing and land joint ventures	3	—
Impairment from housing and land joint ventures	(12)	—
Other (expense) / income	3	(9)

Loss before income taxes	(18)	(21)
Income tax recovery	6	8

Net loss	(12)	(13)
Less net loss attributable to noncontrolling interest	2	1

Net loss attributable to Brookfield Homes Corporation	$(10)	$(12)

Segment Information

Housing revenue ($US millions):
Northern California	$8	$9
Southland / Los Angeles	11	25
San Diego / Riverside	8	13
Washington D.C. Area	7	19
Corporate and Other	1	—

Total	$35	$66

Land revenues ($US millions):
Northern California	$—	$—
Southland / Los Angeles	—	—
San Diego / Riverside	1	—
Washington D.C. Area	1	3
Corporate and Other	—	—

Total	$2	$3

Gross margin / (loss) ($US millions):
Northern California	$1	$1
Southland / Los Angeles	1	3
San Diego / Riverside	1	4
Washington D.C. Area	2	(4)
Corporate and Other	(5)	—

Total	$—	$4

Home closings (units):
Northern California	9	10
Southland / Los Angeles	31	54
San Diego / Riverside	17	22
Washington D.C. Area	16	31
Corporate and Other	1	—

Consolidated total	74	117
Joint ventures	—	3

Total	74	120

	Three Months Ended
	March 31,
	2009	2008
Average selling price ($US):
Northern California	$937,000	$920,000
Southland / Los Angeles	364,000	458,000
San Diego / Riverside	477,000	585,000
Washington D.C. Area	433,000	633,000
Corporate and Other	600,000	—

Consolidated average	478,000	568,000
Joint ventures	750,000	706,000

Average	$483,000	$571,000

Net new orders (units): (1)
Northern California	33	32
Southland / Los Angeles	41	79
San Diego / Riverside	29	48
Washington D.C. Area	51	71
Corporate and Other	(1)	1

Consolidated total	153	231
Joint ventures	—	—

Total	153	231

Backlog (units at end of period): (2)
Northern California	34	49
Southland / Los Angeles	65	70
San Diego / Riverside	20	34
Washington D.C. Area	75	92
Corporate and other	18	20

Consolidated total	212	265
Joint ventures	1	1

Total	213	266

Lots controlled (units at end of period):
Lots owned:
Northern California	1,001	1,315
Southland / Los Angeles	1,392	1,448
San Diego / Riverside	8,238	7,860
Washington D.C. Area	3,658	3,873
Corporate and Other	272	281

	14,561	14,777
Lots under option (3)	11,025	11,438

Total	25,586	26,215

(1)	Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations.

(2)	Backlog represents the number of new homes subject to pending sales contracts.

(3)	Includes proportionate share of lots under option related to joint ventures.
Three Months ended March 31, 2009 Compared with Three Months Ended March 31, 2008
Net Loss
Net loss was $12 million for the three months ended March 31, 2009, a decline in net loss of $1 million when compared to the same period in 2008. The decrease for the three months ended March 31, 2009 primarily relates to an increase in income from our interest rate swap mark to markets, offset by a reduction in our margins from 16% for the three months ended March 31, 2008 to 10% for the three months ended March 31, 2009, and an increase of $10 million in impairments on our housing and land assets as a result of continued challenging market conditions in all our markets.

Results of Operations
Company-wide: Housing revenue was $35 million for the three months ended March 31, 2009, a decrease of $31 million when compared to the same period in 2008. The decrease in housing revenue was primarily due to fewer home closings and a decrease of 15% in the average selling price during the three months when compared to the same period in 2008. The gross margin on housing revenue for the three months ended March 31, 2009 was $4 million or 10% compared with $11 million or 16% for the same period in 2008. The decrease in the gross margin was due to continued homebuyer incentives and/or reduced average selling prices.
Land revenue totaled $2 million for the three months ended March 31, 2009, consistent with the same period in 2008. Our land revenues may vary significantly from period to period due to the timing and nature of land sales as they generally occur on an opportunistic basis and such revenues are also affected by local market conditions, which during the quarter continued to be weak.
During the three months ended March 31, 2009, we recognized $4 million of impairment charges and write-offs of option deposits compared to $6 million for the same period in 2008. The impairment charges for the three months ended March 31, 2009 related to owned lots in our Corporate and Other reportable segment.
A summary of our gross margin is as follows:

	Three Months Ended
	March 31,
	2009	2008
Housing	$4	$10
Land	—	—
Impairment charges and write-offs	(4)	(6)

	$—	$4

Northern California: Housing revenue was $8 million for the three months ended March 31, 2009, a decrease of $1 million when compared to the same period in 2008. The gross margin on housing revenue for the three months ended March 31, 2009 was $1 million, or 13%, compared with $1 million or 10% for the same period in 2008.
Southland / Los Angeles: Housing revenue was $11 million for the three months ended March 31, 2009, a decrease of $14 million when compared to the same period in 2008. The decrease in revenue was primarily attributable to a decrease in closings. The gross margin on housing revenue for the three months ended March 31, 2009 was $1 million or 5% compared with $3 million or 16% for the same period in 2008. The decrease in the gross margin percentage was primarily a result of an increase in homebuyer incentives and/or reduced selling prices.
San Diego / Riverside: Housing revenue was $8 million for the three months ended March 31, 2009, a decrease of $5 million when compared to the same period in 2008. The gross margin on housing revenue for the three months ended March 31, 2009 was $1 million or 18% compared with $4 million or 30% for the same period in 2008. The decrease in the gross margin percentage was primarily a result of an increase in homebuyer incentives and/or reduced selling prices.
Washington D.C. Area: Housing revenue was $7 million for the three months ended March 31, 2009, a decrease of $12 million when compared to the same period in 2008. The gross margin on housing revenue for the three months ended March 31, 2009 was $2 million or 21% compared with $2 million before impairments or 11% for the same period in 2008.
Other Income and Expenses
Equity in earnings from housing and land joint ventures for the three months ended March 31, 2009 was $3 million, an increase of $3 million when compared to the same period in 2008. The impairments for the three months ended March 31, 2009 of our investments in housing and land joint ventures of $12 million primarily relates to 907 lots in the Inland Empire of California.
Other income / (expense) for the three months ended March 31, 2009 totaled income of $3 million, an increase of $12 million when compared to the same period in 2008. The components of other income / (expense) for the three months ended March 31, 2009 and 2008 are summarized as follows:

($ millions)	2009	2008
Change in fair value of interest rate swap contracts	$2	$(9)
Other	1	—

	$3	$(9)

Selling, general and administrative expense was $12 million for the three months ended March 31, 2009, a decrease of $4 million when compared to the same period in 2008. The components of the expense for the three months ended March 31, 2009 and 2008 are summarized as follows:

($ millions)	2009	2008
Selling, general and administrative expenses	$(11)	$(15)
Stock compensation	—	(2)
Changes in fair value of equity swap contracts	(1)	1

	$(12)	$(16)

Sales Activity
Net new home orders for the three months ended March 31, 2009 totaled 153, a decrease of 78 units or 34% compared to the same period in 2008.
Liquidity and Capital Resources
Financial Position
Our assets as of March 31, 2009 totaled $1,157 million, a decrease of $50 million compared to December 31, 2008. The decrease was due primarily to a decrease in receivables and other assets as a result of the receipt of a cash tax refund of $59 million. Our housing and land inventory and investments in housing and land joint ventures are our most significant assets with a combined book value of $1,061 million or approximately 92% of our total assets. Our housing and land assets have increased by $6 million in 2009 when compared to December 31, 2008. The increase was primarily due to the acquisition of 1,800 lots in San Diego / Riverside offset by impairments of $16 million during the first quarter of 2009. Our housing and land assets include homes completed and under construction and lots ready for construction, model homes and land under and held for development. A summary of our lots owned and their stage of development at March 31, 2009 compared with December 31, 2008 follows:

	March 31	December 31,
	2009	2008
Completed homes, including models	247	265
Homes under construction	88	64
Homes with foundations / slabs	75	76

Total housing units	410	405
Lots ready for house construction	2,199	2,544

	2,609	2,949
Graded lots and lots commenced grading	1,575	900
Undeveloped land	10,377	9,235

	14,561	13,084

Our total debt as of March 31, 2009 was $725 million, a decrease of $24 million from December 31, 2008. Total debt as of March 31, 2009 consisted of $407 million related to project specific financings and $318 million related to amounts drawn on facilities with subsidiaries of our largest stockholder, Brookfield Asset Management Inc. Our project specific financings represent construction and development loans which are used to fund the development of our communities.
As new homes are constructed, we arrange further loan facilities with our lenders. Our major project specific lenders are Bank of America, Housing Capital Corporation, Union Bank of California and Wells Fargo. As of March 31, 2009, the average interest rate on our project specific debt was 3.8% with stated maturities as follows:

($ millions)	2009	2010	2011	Total
Northern California	$55	$6	$8	$69
Southland / Los Angeles	5	42	18	65
San Diego / Riverside	115	43	—	158
Washington D.C. Area	18	72	9	99
Corporate / Other	7	9	—	16

Total	$200	$172	$35	$407

The debt maturing in 2009 and 2010 is based on our expected home and/or lot deliveries over this period. We intend to repay project specific debt from home and lot sale proceeds expected over this period. During the three months ended March 31, 2009, we extended repayment terms and we intend to continue to work closely with our lenders. Additionally, as of March 31, 2009, we had available project specific debt lines of $237 million that were available to complete land development and construction activities.

Other debt includes a promissory note of $301 million, and $17 million on an unsecured revolving acquisition credit facility that was entered into in February 2009, both with subsidiaries of our largest stockholder, Brookfield Asset Management Inc. As of March 31, 2009, we had $49 million available on our revolving credit facility, which was amended in April 2009 to mature in December 2011 and $8 million available on our revolving acquisition credit facility, which matures December 31, 2012.
Stockholders of the Company fully subscribed for 10,000,000 shares of 8% convertible preferred stock pursuant to the Company’s Rights Offering that terminated on April 27, 2009. The Company received gross proceeds of $250 million upon issuance of the shares of convertible preferred stock. The proceeds from the Rights Offering were used for general corporate purposes, including repayment on a credit facility due to a subsidiary of the Company’s largest stockholder, Brookfield Asset Management Inc. Assuming the full conversion of the convertible preferred stock, Brookfield Asset Management Inc. will own approximately 81.6% of the Company’s common stock. Holders of the convertible preferred stock issued in the Rights Offering will be entitled to receive, when, as and if declared by our board of directors, dividends per year at the per share rate of 8%, representing annual dividends of $20 million. These dividends may be paid, at the election of our board of directors, in cash or shares of common stock. Please see Note 13 to our consolidated financial statements included elsewhere in this Form 10-Q for additional information on the Rights Offering.
Cash Flow
Our principal uses of working capital include home construction, purchases of land and land development. Cash flows for each of our communities depend upon the applicable stage of the development cycle and can differ substantially from reported earnings. Early stages of development require significant cash outlays for land acquisitions, site approvals and entitlements, construction of model homes, roads, certain utilities and other amenities and general landscaping. Because these costs are capitalized, income reported for financial statement purposes during such early stages may significantly exceed cash flows. Later, cash flows can exceed earnings reported for financial statement purposes, as cost of sales include charges for substantial amounts of previously expended costs.
We believe we currently have sufficient access to capital resources and will continue to use a significant amount of our available capital resources to fund our existing business plan. Our capital resources include cash flow from operations, borrowings under credit facilities, tax recoveries and the proceeds from our rights offering.
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
Cash provided by our operating activities during the three months ended March 31, 2009 totaled $25 million compared with cash used of $32 million for the same period in 2008. During the three months ended March 31, 2009, our operating cash flow was positively impacted by the receipt of a cash tax refund of $59 million.
Cash used in our investing activities in joint ventures for the three months ended March 31, 2009 was $1 million, a decrease of $12 million when compared with $13 million for the same period in 2008, which was primarily a result of a joint venture acquisition of $5 million in 2008.
Cash used in our financing activities for the three months ended March 31, 2009 was $24 million compared with cash provided of $46 million for the same period in 2008. The cash used in the three months ended March 31, 2009 was used to repay debt.
Contractual Obligations and Other Commitments
Our contractual obligations and other commitments have not changed materially from those reported in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
A total of $372 million of our project specific financings mature prior to 2011. The debt maturing in 2009 and 2010 is a result of our expected project completions over this period. Our net debt to total capitalization ratio as of March 31, 2009, which we define as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and other interests in consolidated subsidiaries was 71%, consistent with December 31, 2008. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2008 entitled “Risk Factors – Our Debt and Leverage Could Adversely Affect our Financial Condition.”

Our project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of our Company, to maintain a tangible net worth of at least $250 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth ratio of no greater than 2.50 to 1. At March 31, 2009, our revolving credit facility with a subsidiary of Brookfield Asset Management Inc. required us to maintain minimum stockholders’ equity of $225 million and a consolidated net debt to book capitalization ratio of no greater than 80%. During April 2009, the facility was decreased to an amount not to exceed $100 million, the maturity was extended to December 2011, the interest rate was increased to LIBOR plus 3.5% per annum and the covenants were amended to maintain a minimum stockholders’ equity of $300 million and a consolidated net debt to book capitalization of no greater than 70%. As of March 31, 2009, we were in compliance with all our covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts and joint ventures to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control the land for an extended period of time, until options expire and/or we are ready to develop the land to construct homes or sell the land. This reduces our financial risk associated with land holdings. As of March 31, 2009, we had $61 million of primarily applicable, non-refundable option deposits and other advanced costs. The total exercise price of these options was $281 million. Pursuant to FIN 46R, as described in Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q, we have consolidated $3 million of these option contracts. Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q for additional information about our lot options.
We also own 1,732 lots through our proportionate share of joint ventures. As of March 31, 2009, our investment in housing and land joint ventures totaled $104 million. We have provided varying levels of guarantees of debt in our joint ventures. As of March 31, 2009, we had recourse guarantees of nil and limited capital maintenance guarantees of $22 million with respect to debt in our joint ventures. During the three months ending March 31, 2009, we did not make any loan re-margin repayments on the debt in our joint ventures.
We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of March 31, 2009, we had $10 million in letters of credit outstanding and $141 million in performance bonds for these purposes. The costs to complete related to our letters of credit and performance bonds are $7 million and $73 million, respectively. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Exchange Rates
We conduct business in U.S. dollars only, so we are not exposed to currency risks.
Interest Rates
We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition, we have interest rate swap contracts which effectively fix $260 million of our variable rate debt at an average rate of 7.5% per annum. Based on our net debt levels as of March 31, 2009, a 1% change up or down in interest rates would have either a negative or positive effect of approximately $5 million on our cash flows.
Our interest rate swaps are not designed as hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” We are exposed to market risk associated with changes in the fair values of the swaps, and such changes must be reflected in our statements of operations. As of March 31, 2009, the fair value of the interest rate swaps totaled a liability of $23 million.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of the end of our fiscal quarter ended March 31, 2009, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
There was no change in our internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are party to various legal actions arising in the ordinary course of our business. We believe that none of these actions, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors approved a share repurchase program that allows us to repurchase in aggregate up to $144 million of our outstanding common shares of which the remaining amount approved for repurchase at March 31, 2009 was approximately $49 million.
During the three months ended March 31, 2009, we did not repurchase any shares of our common stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
Our 2009 Annual Meeting of Stockholders was held on March 24, 2009. The following proposals were submitted to and approved by security holders at the Annual Meeting. All numbers reported are shares of our common stock.
1. The election of nine directors to hold office in accordance with our By-laws until the 2010 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

Nominee	For	Withheld Authority
Ian G. Cockwell	23,392,234	102,882
Robert A. Ferchat	23,400,919	94,197
J. Bruce Flatt	23,390,684	104,432
Bruce T. Lehman	23,402,597	92,519
Timothy R. Price	23,390,620	104,496
Alan Norris	23,390,429	104,687
David M. Sherman	23,401,999	93,117
Robert L. Stelzl	23,401,738	93,378
Michael D. Young	23,401,999	93,117
2. The amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock.

For	Against	Abstain
23,170,646	322,419	2,051
3. The approval of our 2009 Stock Option Plan.

For	Against	Abstain
20,456,956	1,091,283	990
4. The ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the 2009 fiscal year.

For	Against	Abstain
23,450,439	13,647	31,032

Item 5. Other Information
None.
Item 6. Exhibits
(a)       Exhibits.
3.1      Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant – Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 25, 2009.
3.2      Amended and Restated Certificate of Designations for 8% Convertible Preferred Stock, Series A – Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 24, 2009.
3.3      Form of certificate representing convertible preferred stock-incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-3 filed with the Commission on December 23, 2008.
10.1*  Loan Agreement dated February 26, 2009 between Brookfield Homes Holdings Inc. and Brookfield (US) Corporation.
31.1*  Rule 13a — 14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.
31.2*  Rule 13a — 14(a) certification by Craig J. Laurie, Executive Vice President and Chief Financial Officer.
32.1*  Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May, 2009.
BROOKFIELD HOMES CORPORATION

By:	/s/ CRAIG J. LAURIE
Craig J. Laurie
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit		Description

3.1
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant – Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 25, 2009.

3.2
Amended and Restated Certificate of Designations for 8% Convertible Preferred Stock, Series A – Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 24, 2009.

3.3
Form of certificate representing convertible preferred stock-incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-3 filed with the Commission on December 23, 2008.

10.1	*	Loan Agreement dated February 26, 2009 between Brookfield Homes Holdings Inc. and Brookfield (US) Corporation.

31.1	*	Rule 13a — 14(a) certification by Ian G. Cockwell, President and Chief Executive Officer

31.2	*	Rule 13a — 14(a) certification by Craig J. Laurie, Executive Vice President and Chief Financial Officer

32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith