Form 10-Q
period 2009-09-30
BROOKFIELD HOMES CORP
filed 2009-11-05
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
As of November 2, 2009 the registrant had outstanding 26,793,732 shares of its common stock, $0.01 par value per share.

INDEX
BROOKFIELD HOMES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		September 30,	December 31,
	Note	2009	2008
Assets
Housing and land inventory	2,15	$911,870	$946,875
Investments in housing and land joint ventures	3	104,863	105,261
Consolidated land inventory not owned	2	3,328	3,328
Receivables and other assets	4	33,564	92,333
Restricted cash	5	7,483	—
Cash and cash equivalents		—	—
Deferred income taxes	12	68,994	59,438

		$1,130,102	$1,207,235

Liabilities and Equity
Project specific financings	6	$315,304	$433,580
Revolving and other financings	7	156,000	314,977
Accounts payable and other liabilities	8	112,011	146,320

Total liabilities		583,315	894,877

Other interests in consolidated subsidiaries	9	48,861	49,839

Commitments, contingent liabilities and other	14	—	—
Preferred stock — 10,000,000 shares authorized, 10,000,000 shares issued (December 31, 2008 — 10,000,000 shares authorized, nil shares issued)	10	249,688	—
Common stock — 200,000,000 shares authorized, 32,073,781 shares issued (December 31, 2008 — 65,000,000 shares authorized, 32,073,781 shares issued)	10	321	321
Additional paid-in-capital		141,899	141,286
Treasury stock, at cost — 5,280,049 shares (December 31, 2008 — 5,305,049 shares)		(238,891)	(238,957)
Retained earnings		342,449	356,981
Noncontrolling interest	9	2,460	2,888

Total stockholders’ equity		497,926	262,519

		$1,130,102	$1,207,235

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		(Unaudited)		(Unaudited)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Note	2009	2008	2009	2008
Revenue
Housing		$88,402	$106,378	$205,814	$288,019
Land		10,141	3,312	25,009	11,123

		98,543	109,690	230,823	299,142

Direct Cost of Sales
Housing		(75,767)	(94,965)	(182,657)	(252,511)
Land		(8,579)	(2,536)	(20,801)	(9,634)
Impairment of housing and land inventory and write-off of option deposits	15	(9,580)	(31,787)	(17,738)	(54,588)

		4,617	(19,598)	9,627	(17,591)
Selling, general and administrative expense		(11,504)	(15,924)	(36,778)	(47,616)
Equity / (loss) in earnings from housing and land joint ventures	3	(535)	(41)	1,593	2,383
Impairment of investments in housing and land joint ventures	3	(1,268)	(8,525)	(12,886)	(18,525)
Other (expense) / income	14(c)	(1,035)	(699)	9,915	(1,116)

Loss Before Income Taxes		(9,725)	(44,787)	(28,529)	(82,465)
Income tax recovery		6,169	15,502	12,373	28,563

Net Loss		(3,556)	(29,285)	(16,156)	(53,902)
Less net loss attributable to noncontrolling interest and other interests in consolidated subsidiaries		2,646	3,994	5,124	7,300

Net loss attributable to Brookfield Homes Corporation		$(910)	$(25,291)	$(11,032)	$(46,602)

Loss Per Share attributable to Brookfield Homes Corporation Common Shareholders
Basic	11	$(0.22)	$(0.95)	$(0.73)	$(1.75)
Diluted	11	$(0.22)	$(0.95)	$(0.73)	$(1.75)

Weighted Average Common Shares Outstanding (in thousands)
Basic	11	26,777	26,663	26,770	26,663
Diluted	11	26,777	26,663	26,770	26,663
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Nine Months Ended
	September 30,
	2009	2008
Preferred Stock
Opening balance	$—	$—
Preferred stock issuance, net of issuance costs of $312	249,688	—

Ending balance	249,688	—

Common Stock	321	321

Additional Paid-in-Capital
Opening balance	141,286	145,101
Adjustment to stock-based compensation plan	145	—
Stock option compensation costs	468	—

Ending balance	141,899	145,101

Treasury Stock
Opening balance	(238,957)	(243,701)
Stock option exercises	66	—

Ending balance	(238,891)	(243,701)

Retained Earnings
Opening balance	356,981	477,929
Net loss attributable to Brookfield Homes Corporation	(11,032)	(46,602)
Common stock dividends	—	(5,333)
Preferred stock dividends	(3,500)	—

Ending balance	342,449	425,994

Total Brookfield Homes Corporation stockholders’ equity	$495,466	$327,715

Noncontrolling Interest
Opening balance	$2,888	$1,749
Net loss attributable to noncontrolling interest	(431)	—
Contributions / (distributions)	3	(185)

Ending balance	$2,460	$1,564

Total Stockholders’ Equity	$497,926	$329,279

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cash Flows From / (Used in) Operating Activities
Net loss	$(3,556)	$(29,285)	$(16,156)	$(53,902)
Adjustments to reconcile net loss to net cash from operating activities:
Distributed / (undistributed) income from housing and land joint ventures	859	41	(1,362)	(1,364)
Deferred income taxes	(3,160)	(10,238)	(9,556)	(5,180)
Impairment of housing and land inventory and write-off of option deposits	9,580	31,787	17,738	54,588
Impairment of investments in housing and land joint ventures	1,268	8,525	12,886	18,525
Stock option compensation costs	76	—	468	—
Other changes in operating assets and liabilities:
Increase / (decrease) in receivables and other assets	(4,529)	(8,684)	58,769	(10,244)
Decrease in housing and land inventory	17,235	17,085	17,267	36,317
Increase / (decrease) in accounts payable and other liabilities	10,136	3,145	(11,484)	(9,098)

Net cash provided by operating activities	27,909	12,376	68,570	29,642

Cash Flows From / (Used in) Investing Activities
Investments in housing and land joint ventures	(2,705)	(5,078)	(5,638)	(17,432)
Distribution from housing and land joint ventures	12	684	1,790	1,079
Restricted cash	(7,483)	—	(7,483)	—
Acquisition of additional interest in housing and land joint ventures	—	—	—	(6,844)

Net cash used in investing activities	(10,176)	(4,394)	(11,331)	(23,197)

Cash Flows From / (Used in) Financing Activities
Net repayments under revolving project specific financings	(37,888)	(37,542)	(118,276)	(193,978)
Net borrowings / (repayments) under revolving and other financings	19,300	29,000	(186,220)	182,000
Distributions to noncontrolling interest and other interests in consolidated subsidiaries	(36)	(110)	(93)	(503)
Contributions from noncontrolling interest and other interests in consolidated subsidiaries	361	670	1,096	2,237
Exercise of stock options	66	—	66	—
Preferred stock issuance	—	—	250,000	—
Preferred stock issuance costs	—	—	(312)	—
Preferred stock dividends paid in cash	—	—	(3,500)	—
Common stock dividends paid in cash	—	—	—	(5,333)

Net cash used in financing activities	(18,197)	(7,982)	(57,239)	(15,577)

Decrease in cash and cash equivalents	(464)	—	—	(9,132)
Cash and cash equivalents at beginning of period	464	—	—	9,132

Cash and cash equivalents at end of period	$—	$—	$—	$—

Supplemental Cash Flow Information
Interest paid	$8,723	$11,612	$27,707	$41,932
Income taxes recovered	$323	$—	$61,023	$18,049
Non-cash decrease in consolidated land inventory not owned	$—	$(44)	$—	$(15,881)

Acquisition of Additional Interest in Joint Ventures
Increase in housing and land inventory	$—	$—	$—	$97,828
Reduction in investment in housing and land joint ventures	$—	$—	$—	$33,960
Liabilities assumed	$—	$—	$—	$63,868
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
The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The unaudited consolidated statements of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
(b)     Recent Accounting Pronouncements
In July 2009, the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. This guidance is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of this guidance as of September 30, 2009. The Company’s accounting policies were not affected by the conversion to the ASC. However, references to specific accounting standards have been changed to refer to the appropriate section of the ASC.
In December 2007, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly Statement of Financial Accounting Standards (“SFAS”) 160). The guidance clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of stockholders’ equity. This guidance was effective for the Company’s fiscal year beginning January 1, 2009. The Company has adopted this guidance in its consolidated financial statements for the period ended September 30, 2009. See Note 9 for disclosure regarding its impact on the consolidated financial statements.
In March 2008, the FASB issued guidance now incorporated in ASC Topic 815 “Derivatives and Hedging” (formerly SFAS 161). The guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and the instruments’ effects on an entity’s financial position, financial performance and cash flows. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. This pronouncement is related to disclosure and did not have a material impact on the Company’s consolidated financial statements.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
In December 2008, the FASB issued guidance now incorporated in ASC Topic 860 “Transfers and Servicing” (formerly FASB Staff Position (“FSP”) SFAS 140-4 and FASB Interpretation (“FIN”) 46R). The guidance increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The guidance requires public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This pronouncement is related to disclosure only and did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued guidance now incorporated in ASC Topic 825 “Financial Instruments” (formerly FSP SFAS 107-1). The guidance requires that the fair value disclosures required for financial instruments be included in interim financial statements. In addition, the guidance requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period. The guidance was effective for the Company’s interim period ended June 30, 2009. The guidance did not have a material effect on the Company’s consolidated financial statements, but resulted in additional disclosure.
In May 2009, the FASB issued guidance now incorporated in ASC Topic 855 “Subsequent Events” (formerly SFAS 165). This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. Among other items, the guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company has adopted this guidance in its unaudited consolidated financial statements for the period ended September 30, 2009. See Note 17 for disclosure.
In June 2009, the FASB issued guidance (formerly SFAS 167) amending the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requiring enhanced disclosures to provide more information about a company’s involvement in a variable interest entity. This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently reviewing the impact of the guidance on its consolidated financial statements.
Note 2.     Housing and Land Inventory
Housing and land inventory includes homes completed and under construction and lots ready for construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	September 30,	December 31,
	2009	2008
Housing inventory	$427,945	$440,394
Model homes	36,860	54,165
Land and land under development	447,065	452,316

	$911,870	$946,875

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three and nine months ended September 30, 2009, interest incurred and capitalized by the Company was $8.7 million and $27.7 million, respectively (2008 — $11.6 million and $41.9 million, respectively). Capitalized interest expensed as direct cost of sales for the same periods was $8.0 million and $16.6 million, respectively (2008 — $7.7 million and $20.6 million, respectively).
For the three and nine months ended September 30, 2009, the challenging housing market conditions continued. Rising unemployment, increased foreclosures and more stringent credit standards continued to present challenges for the housing industry to generate increased sales. For the three and nine months ended September 30, 2009, the company recognized $1.9 million and $10.1 million, respectively, of impairment charges on housing and land inventory the

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Company directly owns (2008 — $27.0 million and $48.2 million, respectively). The $10.1 million in impairment charges were on lots located in the Southland / Los Angeles, Washington D.C. Area and Corporate and Other reportable segments. See Note 15 for additional disclosure.
In the ordinary course of business, the Company has entered into a number of option contracts to acquire land or lots in the future in accordance with specific terms and conditions. Under these option agreements, the Company will advance deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that for those entities considered to be variable interest entities (“VIEs”), it is the primary beneficiary of options with an aggregate exercise price of $3.3 million (December 31, 2008 — $3.3 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in accounts payable and other liabilities of $3.3 million (December 31, 2008 — $3.3 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.
Housing and land inventory includes non-refundable deposits and other entitlement costs totaling $64.7 million (December 31, 2008 — $59.3 million) in connection with options that are not required to be consolidated in terms of the guidance incorporated in ASC Topic 810 “Consolidation” (formerly FIN 46R). The total exercise price of these options is $272.6 million (December 31, 2008 — $277.8 million) including the non-refundable deposits identified above. The number of lots which the Company has obtained an option to purchase, excluding those already consolidated and those held through joint ventures, and their respective dates of expiry and exercise price are as follows:

	Number	Total
Year of Expiry	of Lots	Exercise Price
2009	8	$1,619
2010	1,709	32,750
2011	555	20,942
Thereafter	6,760	217,284

	9,032	$272,595

During the three and nine months ended September 30, 2009, the Company wrote-off nil related to unentitled lot option agreements which the Company is no longer pursuing (2008 — $4.8 million related to 606 lots and $6.4 million related to 714 lots, respectively).
Investments in housing and land joint ventures include $26.4 million of the Company’s share of non-refundable deposits and other entitlement costs in connection with 1,987 lots under option. The Company’s share of the total exercise price of these options is $87.6 million.
The Company holds agreements for a further 4,596 acres of longer term land, with non-refundable deposits and other entitlement costs of $7.5 million which is included in housing and land inventory that may provide additional lots upon obtaining entitlements with an aggregate exercise price of $36.0 million. However, given that the Company is in the initial stage of land entitlement, the Company has concluded that at this time the level of uncertainty in entitling these properties does not warrant including them in the above totals. During the three and nine months ended September 30, 2009, the Company wrote off $7.6 million related to 500 acres of longer-term land which the Company is no longer pursuing.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 3.     Investments in Housing and Land Joint Ventures
The Company participates in a number of joint ventures in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the joint ventures follows:

	September 30,	December 31,
	2009	2008
Assets
Housing and land inventory	$260,339	$310,026
Other assets	21,791	9,242

	$282,130	$319,268

Liabilities and Equity
Project specific financings	$56,664	$62,583
Accounts payable and other liabilities	15,081	15,840
Investment and advances
Brookfield Homes	104,863	105,261
Others	105,522	135,584

	$282,130	$319,268

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue and Expenses
Revenue	$4,895	$1,398	$8,233	$19,212
Expenses	(9,962)	(3,039)	(13,943)	(16,238)

Net (loss) / income	$(5,067)	$(1,641)	$(5,710)	$2,974

Company’s share of net (loss) / income	$(535)	$(41)	$1,593	$2,383

Impairment of investments in housing and land joint ventures	$(1,268)	$(8,525)	$(12,886)	$(18,525)

In reporting the Company’s share of net (loss) / income, all inter-company profits or losses from housing and land joint ventures are eliminated on lots purchased by the Company from the joint ventures.
Joint ventures in which the Company has a noncontrolling interest are accounted for using the equity method. In addition, the Company has performed an evaluation of its existing joint venture relationships by applying the provisions of ASC Topic 323 “Investments — Equity Method and Joint Ventures” (formerly Accounting Principles Board Opinion (“APB”) 18) and ASC Topic 810 “Consolidation” (formerly FIN 46R).
During the three and nine months ended September 30, 2009, in accordance with ASC Topic 323 “Investments — Equity Method and Joint Ventures” (formerly APB 18) and ASC Topic 360 “Property, Plant and Equipment” (formerly SFAS 144), the Company recognized impairment charges of $1.3 million and $3.7 million, respectively (September 30, 2008 — nil and nil), related primarily to two joint ventures in the Washington D.C. Area as a result of continued deterioration in these projects which resulted in the carrying value of the Company’s investment in these joint ventures exceeding the estimated fair value. Also, during the nine months ended September 30, 2009, the lender foreclosed on a property related to a joint venture in the Inland Empire of California in the San Diego / Riverside reportable segment. The Company had provided the lender a several guarantee for fifty percent of the debt outstanding on the property and had previously accrued $18.0 million related to this several guarantee. As a result of the lender foreclosing on the property during the nine months ended September 30, 2009, the Company has accrued an additional $9.2 million related to this property, which has been reclassified from accounts payable and other liabilities to revolving and other financings as a result of loan repayment terms being finalized with the lender. The $9.2 million expense is included in impairments of investments in housing and land joint ventures. At the foreclosure sale held during the nine months ended September 30, 2009, the Company acquired the property for $17.1 million. During the three and nine months ended September 30, 2008, the Company had recognized $8.5 million and $18.5 million of impairment charges related to its investment in the joint venture that owned this property.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The Company and/or its joint venture partners have provided varying levels of guarantees of debt in its joint ventures. At September 30, 2009, the Company had completion guarantees of $9.3 million (December 31, 2008 — $10.5 million) limited maintenance guarantees of $16.2 million (December 31, 2008 — $12.1 million) and recourse guarantees of nil (December 31, 2008 — $35.8 million) with respect to debt in its joint ventures.
Note 4.     Receivables and Other Assets
The components of receivables and other assets included in the Company’s balance sheet are summarized as follows:

	September 30,	December 31,
	2009	2008
Taxes receivable	$5,594	$64,292
Proceeds and escrow receivables	7,041	3,731
Refundable deposits	8,482	7,560
Prepaid expenses	3,321	4,649
Miscellaneous receivables	5,391	8,231
Other assets	3,735	3,870

	$33,564	$92,333

Note 5.     Restricted Cash
At September 30, 2009, the Company had restricted cash of $7.5 million (December 31, 2008 — nil). During the three months ended September 30, 2009, the Company entered into a Total Return Swap transaction (see Note 14) which requires the Company to maintain cash deposits as collateral equivalent to 1,022,987 shares at $7.31 per share, the prevailing share price at the date of the transaction.
Note 6.     Project Specific Financings
Project specific financings of $315.3 million (December 31, 2008 — $433.6 million) are revolving in nature, bear interest at floating rates with a weighted average rate of 4.1% as at September 30, 2009 (December 31, 2008 — 4.0%) and are secured by housing and land inventory. The weighted average rate was calculated as of the end of each period, based upon the amount of debt outstanding and the related interest rates applicable at the end of each period.
Project specific financing also includes nil (December 31, 2008 — $3.1 million) of mortgage finance loans.
The Company’s project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of the Company, to maintain a tangible net worth of at least $250 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth of no greater than 2.50 to 1. As of September 30, 2009, the Company was in compliance with all its covenants.
Project specific financings mature as follows: 2009 — $53.8 million; 2010 — $233.4 million; and 2011 — $28.1 million.
Note 7.     Revolving and Other Financings
Revolving and other financings of $156.0 million (December 31, 2008 — $315.0 million) consist of amounts drawn on two unsecured revolving credit facilities due to subsidiaries of the Company’s largest stockholder, Brookfield Asset Management Inc., totaling $143.0 million and a loan with a third party lender of $13.0 million which has been reclassified from accounts payable and other liabilities to revolving and other financings as a result of loan repayment terms being finalized with the lender. The third party loan matures in December 2009 and bears interest at LIBOR plus 3.5%.
During April 2009, the revolving operating facility was reduced to an amount not to exceed $100 million, the maturity was extended to December 2011, the interest rate was increased to LIBOR plus 3.5% per annum and the covenants were amended to maintain a minimum stockholders’ equity of $300 million and a consolidated net debt to book capitalization ratio of no greater than 70%. At September 30, 2009, this facility was fully drawn and the Company was in compliance with all its covenants. During the three months and nine months ended September 30, 2009, interest of $0.9 million and $5.1 million was incurred related to this facility (2008 — $3.5 million and $8.2 million, respectively).

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The revolving acquisition and operating facility was entered into during the nine months ended September 30, 2009, initially bearing interest at 12% per annum and maturing in December 2012. This facility is available for the acquisition of housing and land assets and for operations. During July 2009, this facility was increased to an aggregate principal amount not to exceed $100.0 million and includes covenants which require Brookfield Homes Holdings Inc. to maintain a minimum stockholders’ equity of $300.0 million and a consolidated net debt to book capitalization ratio of no greater than 70%. At September 30, 2009, $43.0 million had been drawn on this facility. During the three and nine months ended September 30, 2009, interest of $1.1 million and $2.0 million, respectively, was incurred related to this facility.
Note 8.     Accounts Payable and Other Liabilities
The components of accounts payable and other liabilities included in the Company’s balance sheet are summarized as follows:

	September 30,	December 31,
	2009	2008
Trade payables and cost to complete accruals	$43,780	$41,247
Warranty costs (Note 14 (b))	12,956	13,123
Customer deposits	4,064	1,347
Stock-based compensation (Note 13)	4,642	5,328
Loans from other interests in consolidated subsidiaries	13,754	16,469
Accrued and deferred compensation	6,710	15,454
Swap contracts (Note 14 (c) and (d))	18,338	25,809
Several guarantee (Notes 3 and 7)	—	18,000
Other	7,767	9,543

	$112,011	$146,320

Note 9.     Other Interests in Consolidated Subsidiaries and Noncontrolling Interest
Other interests in consolidated subsidiaries includes ownership interests of certain business unit presidents of the Company totaling $48.9 million (December 31, 2008 — $49.8 million). In the event a business unit president (“Minority Member”) of the Company is no longer employed by an affiliate of the Company, the Company has the right to purchase the Minority Member’s interest and the Minority Member has the right to require the Company to purchase their interest. Should such rights be exercised, the purchase price will be based on the then estimated bulk sales value of the business units net assets.
The following table reflects the changes in the Company’s other interests in consolidated subsidiaries for the nine months ended September 30, 2009 and 2008:

	September 30,	September 30,
	2009	2008
Other interests in consolidated subsidiaries, beginning of period	$49,839	$52,946
Net loss attributable to other interests in consolidated subsidiaries	(4,693)	(7,300)
Contributions from other interests in consolidated subsidiaries	3,715	13,509

Other interests in consolidated subsidiaries, end of period	$48,861	$59,155

Noncontrolling interest includes third party investments of consolidated joint ventures of $2.5 million (December 31, 2008 — $2.9 million).
In accordance with ASC Topic 810 “Consolidation” (formerly SFAS 160), on a retrospective basis, noncontrolling interest has been classified as a component of stockholders’ equity and the net loss on the consolidated statement of operations has been adjusted to include the net loss attributable to noncontrolling interest which for both the three and nine months ended September 30, 2009 was $0.4 million (2008 — nil) and other interests in consolidated subsidiaries which for the three and nine months ended September 30, 2009 was $2.2 million and $4.7 million, respectively (2008 — $4.0 million and $7.3 million, respectively).

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 10.     Stockholders’ Equity
The Company granted rights to its common stockholders of record on April 3, 2009 to subscribe for 10,000,000 shares of 8% convertible preferred stock, par value $0.01 per share at a subscription price of $25 per share. On April 27, 2009, the stockholders of the Company fully subscribed for the 10.0 million shares of convertible preferred stock. The shares of convertible preferred stock are convertible into shares of common stock at a conversion rate of 3.571428571 shares of common stock per share of convertible preferred stock, which is equivalent to a conversion price of $7.00 per share, subject to future adjustment. Dividends on the convertible preferred stock are fully cumulative, without interest, from the date of original issuance of the convertible preferred stock and will be payable semi-annually in arrears, at the Company’s election, in cash, shares of common stock or a combination of cash and common stock. The Company’s Board of Directors paid a cash dividend of $0.35 per preferred share on June 30, 2009. There were no preferred stock dividends in arrears for the period ended September 30, 2009. The convertible preferred stock is perpetual and does not have a maturity date; however, beginning June 30, 2014, if the 90-day volume weighted average market price of the common stock is greater than $14 per share, the Company may, at its option, require all preferred stock to be automatically converted into common shares.
During the nine months ended September 30, 2009, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 65.0 million shares to 200.0 million shares.
Note 11.     Loss Per Share
Basic and diluted loss per share attributable to Brookfield Homes Corporation’s common stockholders for the three and nine months ended September 30, 2009 and 2008 were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Loss attributable to Brookfield Homes Corporation	$(910)	$(25,291)	$(11,032)	$(46,602)
Less: Preferred stock dividends	(5,000)	—	(8,500)	—

Net loss attributable to common stockholders	$(5,910)	$(25,291)	$(19,532)	$(46,602)

Denominator:
Basic average common shares outstanding	26,777	26,663	26,770	26,663
Dilutive effect of stock options assumed to be exercised	—	—	—	—
Dilutive effect of preferred shares assumed to be converted	—	—	—	—

Diluted average shares outstanding	26,777	26,663	26,770	26,663

Basic loss per share	$(0.22)	$(0.95)	$(0.73)	$(1.75)

Diluted loss per share	$(0.22)	$(0.95)	$(0.73)	$(1.75)

For the three and nine months ended September 30, 2009 and 2008, options to purchase 2.2 million and 1.0 million common shares, respectively, were outstanding and anti-dilutive and were excluded from the computation of diluted earnings per share. For the three and nine months ended September 30, 2009 and 2008, 10.0 million preferred shares convertible into 35.7 million common shares were outstanding and anti-dilutive and were excluded from the computation of diluted earnings per share.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 12.     Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The differences that give rise to the net deferred tax asset are as follows:

	September 30,	December 31,
	2009	2008
Differences relating to housing and land inventory	$38,550	$38,761
Compensation deductible for tax purposes when paid	1,466	6,055
Differences relating to derivative instruments	6,692	9,793
Loss carryforwards	22,286	4,829

	$68,994	$59,438

As at September 30, 2009, the Company had no unrecognized tax asset or liability (December 31, 2008 — nil).
In accordance with the provisions of ASC Topic 740 “Income Taxes”(formerly SFAS 109), the Company assesses, on a quarterly basis, its ability to realize its deferred tax assets. Based on the more likely than not standard in the guidance and the weight of available evidence, the Company does not believe a valuation allowance against its deferred tax assets is necessary. In determining the need for a valuation allowance, the Company considered the following significant factors: an assessment of recent years’ profitability and losses, adjusted to reflect the effects of changes to the Company’s capital structure that have resulted in a significant reduction to the amount of interest-bearing debt; the Company’s expectation of profits based on margins and volumes expected to be realized (which are based on current pricing and volume trends) and including the effects of reduced interest expense due to the reduction in the amount of interest-bearing debt; the financial support of the Company’s largest stockholder as evidenced by the credit facilities; the long period - ten years or more in all significant operating jurisdictions — before the expiry of net operating losses, noting further that a substantial portion of the deferred tax asset is composed of deductible temporary differences that are not subject to an expiry period until realized under tax law. However, the recognition of deferred tax assets is based upon an estimate of future results and differences between the expected and actual financial performance of the Company could require all or a portion of the deferred tax assets to be expensed. The Company will continue to evaluate the need for a valuation allowance in future periods.
During the three and nine months ended September 30, 2009, the Company had not incurred any tax related interest or penalties (2008 — nil). The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2005 through 2008.
Note 13.     Stock Based Compensation
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
During the nine months ended September 30, 2009, the Company’s existing stock option awards made under the 2002 stock option plan were modified to eliminate the cash feature. As a result, the stock options outstanding at the time of the amendment were reclassified from accounts payable and other liabilities to additional paid-in-capital. The stock options vested at the time of the amendment were reclassified at their fair value of $0.1 million on the date the revised stock option plan became effective. The significant weighted average assumptions relating to the valuation of the Company’s stock options at the time of modification were as follows:

2009
Dividend yield	0.0%
Volatility rate	74%
Risk-free interest rate	0.0% – 2.6%
Expected option life (years)	0 – 6.5

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
During the three and nine months ended September 30, 2009, the Company granted a total of nil and 1,670,000 new stock options, respectively, to eligible employees, of which 1,000,000 options were subject to cliff vesting and 670,000 options were subject to graded vesting. The significant weighted average assumptions relating to the valuation of the Company’s stock options granted during the nine months ended September 30, 2009 subject to cliff vesting are as follows:

2009
Dividend yield	0.0%
Volatility rate	74%
Risk-free interest rate	2.4%
Expected option life (years)	5.0

The significant weighted average assumptions relating to the valuation of the Company’s stock options granted during the nine months ended September 30, 2009 subject to graded vesting are as follows:

2009
Dividend yield	0.0%
Volatility rate	74%
Risk-free interest rate	2.9%
Expected option life (years)	7.5

The total compensation costs recognized in income related to the Company’s stock options during the three and nine months ended September 30, 2009 was expense of $0.1 million and $0.3 million, respectively (2008 — expense of $0.9 million and $0.4 million, respectively).
The following table sets out the number of common shares that employees of the Company may acquire under options granted under the Company’s stock option plans:

			September 30, 2009
				Total
				Weighted
				Average
				per Share
	Exercise Price Range		Total	Exercise
	$1.74 – $2.65	> $12.25	Shares	Price
Outstanding, January 1, 2009	46,000	829,000	875,000	$30.57
Granted	1,670,000	—	1,670,000	$2.65
Exercised	(25,000)	—	(25,000)	$2.65
Cancelled	(100,000)	(265,000)	(365,000)	$24.92

Outstanding, September 30, 2009	1,591,000	564,000	2,155,000	$10.21

Options exercisable at September 30, 2009	46,000	293,200	339,200	$29.35

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
A summary of the status of the Company’s unvested options included in equity as of September 30, 2009 and changes during the nine months ended September 30, 2009 is as follows:

	September 30, 2009
		Weighted
		Average Fair
	Shares	Value Per Share
Unvested options outstanding, January 1, 2009	—	—
Unvested options reclassified to equity from accounts payable and other liabilities	570,600	$0.24
Granted	1,670,000	$1.74
Vested	(200,800)	$0.42
Cancelled	(224,000)	$0.93

Unvested options outstanding, September 30, 2009	1,815,800	$1.51

At September 30, 2009, the aggregate intrinsic value of options currently exercisable is $0.2 million and the aggregate intrinsic value of options outstanding is $0.2 million.
At September 30, 2009, there was $2.2 million of unrecognized expense related to unvested options, which is expected to be recognized over the remaining weighted average period of 3.7 years.
Deferred Share Unit Plan
The Company has adopted a Deferred Share Unit Plan (“DSUP”) under which certain of its executive officers and directors may, at their option, receive all or a portion of their annual bonus awards or retainers, respectively, in the form of deferred share units. The Company may also make additional grants of units to its executives and directors pursuant to the DSUP. As of September 30, 2009, the Company had granted 1,190,151 units under the DSUP, of which 862,734 were outstanding at September 30, 2009, and of which 472,620 units are currently vested and 390,114 vest over the next five years.
In addition, the Company has adopted a Senior Operating Management Deferred Share Unit Plan, (“MDSUP”) under which certain senior operating management employees receive a portion of their annual compensation in the form of deferred share units. As of September 30, 2009, the Company had granted 73,375 units under the MDSUP, all of which were outstanding at September 30, 2009.
The liability of $4.6 million (December 31, 2008 — $5.0 million) relating to the DSUP and MDSUP is included in accounts payable and other liabilities. The financial statement impact relating to the DSUP and MDSUP for the three and nine months ended September 30, 2009 was expense of $2.0 million and $2.1 million, respectively (2008 — expense of $2.0 million and $0.6 million, respectively).
The following table sets out the number of deferred share units that executive officers, directors and senior operating management employees of the Company may redeem under the Company’s DSUP and MDSUP:

September 30,
2009
Outstanding, January 1, 2009	867,257
Granted	264,152
Exercised	(183,104)
Cancelled	(12,196)

Outstanding, September 30, 2009	936,109

Deferred share units vested at September 30, 2009	545,995

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
(b)     When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the State where the Company conducts business, which range up to ten years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company regularly reviews the warranty reserve and makes adjustments to its pre-existing warranties in order to reflect changes in estimates as additional information becomes available. The following table reflects the changes in the Company’s warranty liability for the nine months ended September 30, 2009 and 2008:

	2009	2008
Balance, at beginning of period	$13,123	$17,844
Payments made during the period	(1,873)	(3,034)
Warranties issued during the period	1,556	2,237
Adjustments related to pre-existing warranties	150	—

Balance, end of period	$12,956	$17,047

(c)     The Company is exposed to financial risk that arises from fluctuations in interest rates. The interest bearing assets and liabilities of the Company are mainly at floating rates and, accordingly, their fair values approximate cost. The Company would be negatively impacted on balance, if interest rates were to increase. From time to time, the Company enters into interest rate swap contracts. As at September 30, 2009, the Company had six interest rate swap contracts outstanding which effectively fixed $200.0 million of the Company’s variable rate debt at an average rate of 7.0% per annum. The contracts expire between 2010 and 2017. At September 30, 2009, the fair market value of the contracts was a liability of $17.6 million (December 31, 2008 — liability of $25.6 million) and was included in accounts payable and other liabilities. An expense of $1.2 million and income of $8.0 million was recognized during the three and nine months ended September 30, 2009, respectively (2008 — expense of $1.1 million and $2.0 million, respectively) and was included in other (expense) / income. All interest rate swaps are recorded at fair market value and are presented in the statement of operations because hedge accounting has not been applied. See Note 15 for additional disclosure.
(d)     The Company is exposed to financial risk that arises from fluctuations in its stock price. During July 2008, an equity swap transaction was entered into at an average cost of $12.31 per share on 1,022,987 of the Company’s shares which matured during July 2009. During July 2009, the equity swap contract matured and a new equity swap transaction was entered into at an average cost of $3.60 per share on 1,022,987 shares, which matured in August 2009. In August 2009, the Company entered into a Total Return Swap transaction at an average cost of $7.31 per share on 1,022,987 shares, maturing in August 2010. At September 30, 2009, the fair market value of the equity swap was a liability of $0.7 million (December 31, 2008 — liability of $0.2 million) and was included in accounts payable and other liabilities. Income of $2.8 million and $2.6 million was recognized during the three and nine months ended September 30, 2009, respectively (2008 — income of $1.9 million and expense of $1.3 million, respectively) and was included in selling, general and administrative expense. The equity swap is recorded at fair market value and is presented in the statement of operations because hedge accounting has not been applied. See Note 15 for additional disclosure.
(e)     Prior to the second quarter, the Company offered mortgage brokerage services to its homebuying customers in each of its markets. The Company had agreements with various lenders to receive a fee on loans made by the lenders to customers that the Company introduced to the lenders. The Company provided mortgage origination services to its customers in the Washington D.C. Area and did not retain or service the mortgages it originates. The Company customarily sold all of the loans and loan servicing rights that it originated in the secondary market within a month of origination and on a limited recourse basis, generally limited to early payment defaults, or fraud and misrepresentation. Effective April 1, 2009, the Company no longer originates and sell mortgages.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 15.     Fair Value Measurements
ASC Topic 820 “Fair Value Measurements and Disclosures” (formerly SFAS 157), provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value.
The Company’s financial assets are measured at fair value on a recurring basis and are as follows:

Fair Value Measurements
Using Significant
Observable Inputs (Level 2)
Interest rate swap contracts at September 30, 2009	$(17,648)

The fair value measurements for the interest rate swap contracts are determined based on notional amounts, terms to maturity, and the USD LIBOR rates. The LIBOR rates vary depending on the term to maturity and the conditions set out in the underlying swap agreements.

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Equity swap contract at September 30, 2009	$(690)

The fair value measurement for the equity swap contract is determined based on the notional amount, stock price, the number of underlying shares and the three month USD LIBOR rate. The Company performed a sensitivity analysis of the estimated fair value and the impact to the consolidated financial statements using alternative reasonable likely assumptions on September 30, 2009 and the impact to the consolidated financial statements was nominal.
The Company’s non-financial assets measured at fair value on a nonrecurring basis are those housing and land assets for which the Company has recorded an impairment adjustment or a write-off during the current period. The table below sets forth information regarding the Company’s fair value measurement method and values basis used to determine fair value for the housing and land inventory impaired during the quarter. The estimated fair value of housing and land inventory deemed to be impaired by reportable segment during the three months ended September 30, 2009 is as follows:

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Washington D.C. Area	$3,064

Total at September 30, 2009	$3,064

The fair value measurements for housing and land inventory were determined by comparing the carrying amount of an asset to cash flows expected to be generated by the asset. To arrive at the estimated fair value of housing and land inventory deemed to be impaired during the three months ended September 30, 2009, the Company estimated the cash flow for the life of each project. Specifically, project by project, the Company evaluated the margins on homes that have been closed, margins on sales contracts which are in backlog, estimated margins with regard to future home sales over the life of the projects, as well as estimated margins with respect to future land sales. The Company evaluated and continues to evaluate projects where inventory is turning over more slowly than expected or whose average sales price and margins are declining and are expected to continue to decline. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. Such projections generally assume current home selling prices, with cost estimates and sales rates for short-term projects consistent with recent sales activity. For longer-term projects, planned sales rates for the remainder of 2009 and 2010 assume recent sales activity and normalized sales rates beyond 2010. If the future undiscounted cash flows are less than the carrying amount, the asset is considered to be impaired and is then written down to fair value less estimated selling costs.

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
In light of the market conditions, the Company has reviewed all of its projects for impairment in accordance with the provisions of ASC Topic 360 “Property, Plant and Equipment” (formerly SFAS 144) and ASC Topic 820 “Fair Value Measurements and Disclosures” (formerly SFAS 157). For the three months ended September 30, 2009, housing and land inventory on one project with a carrying amount of $5.0 million was written down to its fair value of $3.1 million, resulting in an impairment charge of $1.9 million, which was included in impairment and write-off of option deposits (2008 — $27.0 million). For the nine months ended September 30, 2009, housing and land inventory on four projects with a carrying amount of $37.9 million was written down to its fair value of $27.8 million, resulting in an impairment charge of $10.1 million, which was included in impairment of housing and land inventory and write-off of option deposits (2008 — $48.2 million).
Note 16.     Segment Information
As defined in ASC Topic 280 “Segmented Reporting” (formerly SFAS 131), the Company has five operating segments. The Company has four reportable segments: Northern California, Southland / Los Angeles, San Diego / Riverside, and the Washington D.C. Area.
The Company is a land developer and residential homebuilder. The Company is organized and manages its business based on the geographical areas in which it operates. Each of the Company’s segments engage in lot entitlement and development and the construction of single-family and multi-family homes. The Company evaluates performance and allocates capital based primarily on return on assets together with a number of other risk factors. Earnings performance is measured using segment operating income. The accounting policies of the segments are the same as those described in Note 1, “Significant Accounting Policies.”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Northern California	$23,112	$35,146	$59,192	$81,914
Southland / Los Angeles	17,076	11,673	43,305	67,960
San Diego / Riverside	25,222	18,133	50,869	50,368
Washington D.C. Area	32,488	44,006	65,926	95,454
Corporate and Other	645	732	11,531	3,446

Total Revenues	$98,543	$109,690	$230,823	$299,142

Segment Income / (Loss):
Northern California	$347	$(5,001)	$1,037	$(7,149)
Southland / Los Angeles	245	(1,183)	(6,663)	(383)
San Diego / Riverside	1,292	(28,660)	(7,930)	(34,366)
Washington D.C. Area	(6,455)	(5,296)	(9,778)	(29,279)
Corporate and Other	(5,154)	(4,647)	(5,195)	(11,288)

Loss before Income Taxes	$(9,725)	$(44,787)	$(28,529)	$(82,465)

	September 30,	December 31,
	2009	2008
Housing and Land Assets: 1)
Northern California	$227,518	$240,469
Southland / Los Angeles	138,198	143,526
San Diego / Riverside	379,531	366,467
Washington D.C. Area	226,367	246,805
Corporate and Other	48,447	58,197

	$1,020,061	$1,055,464

1)	Consists of housing and land inventory, investments in housing and land joint ventures and consolidated land inventory not owned.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The following tables set forth additional financial information relating to the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Impairment of Housing and Land Inventory and Write-Offs of Option Deposits:
Northern California	$—	$4,787	$—	$5,234
Southland / Los Angeles	—	—	2,600	550
San Diego / Riverside	—	20,000	—	20,000
Washington D.C. Area	7,301	7,000	8,959	28,804
Corporate and Other	2,279	—	6,179	—

Total	$9,580	$31,787	$17,738	$54,588

Equity / (Loss) in Earnings from Housing and Land Joint Ventures:
Northern California	$(125)	$—	$1,965	$—
Southland / Los Angeles	—	—	—	—
San Diego / Riverside	—	—	—	1,730
Washington D.C. Area	(312)	(35)	(172)	(452)
Corporate and Other	(98)	(6)	(200)	1,105

Total	$(535)	$(41)	$1,593	$2,383

Impairment of Investments in Housing and Land Joint Ventures:
Northern California	$—	$—	$—	$—
Southland / Los Angeles	—	—	—	—
San Diego / Riverside	—	8,525	9,243	18,525
Washington D.C. Area	1,015	—	3,390	—
Corporate and Other	253	—	253	—

Total	$1,268	$8,525	$12,886	$18,525

	September	December
	30, 2009	31, 2008
Investments in Housing and Land Joint Ventures:
Northern California	$—	$—
Southland / Los Angeles	47,773	46,604
San Diego / Riverside	2,625	1,942
Washington D.C. Area	42,711	42,838
Corporate and Other	11,754	13,877

Total	$104,863	$105,261

Note 17.     Subsequent Events
The Company has evaluated subsequent events and transactions up to and including November 4, 2009, which represents the last business day prior to the date that the financial statements were issued.

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
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:
•	ability to create shareholder value;

•	business goals and strategy;

•	strategies for shareholder value creation;

•	the stability of the homebuilding industry;

•	effect of challenging conditions on us;

•	ability to generate sufficient cash flow from our assets in 2009 and 2010 to repay maturing project specific financings;

•	the visibility on our future cash flow;

•	financing sources;

•	expected backlog and closings;

•	sufficiency of our access to capital resources;

•	supply and demand equilibrium;

•	the timing of the effect of interest rate changes on our cash flows;

•	the effect on our business of existing lawsuits; and

•	whether or not our letters of credit or performance bonds will be drawn upon.
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

Overview
During the period ended September 30, 2009, selling communities have seen an increased number of homebuyers take advantage of improved affordability, low interest rates, declining home prices and government stimulus programs. While the North American homebuilding industry continues to face a number of challenges with home foreclosures and tight credit standards continuing to have an effect on inventory and new home sale rates and prices, homebuyer confidence has improved as homebuyers appear to have recognized the homebuilding market has begun to stabilize. Despite the challenging conditions still faced by the homebuilding market, we believe the risk is mitigated by our assets, which are largely located in geographic areas with a constrained supply of lots and which have demonstrated strong economic characteristics over the long term.
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
The 26,823 lots that we control, 15,804 of which we own directly or through joint ventures, provide a strong foundation for our future lot development and homebuilding business as well as visibility on our future cash flow. We believe we add value to the lots we control through entitlements, development and the construction of homes. In allocating capital to our operations we generally limit our risk on unentitled land by optioning such land positions in all our markets, thereby mitigating our capital at risk. Option contracts for the purchase of land permit us to control lots for an extended period of time.
Homebuilding is our primary source of revenue and has represented approximately 90% of our total revenue since 2002. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price for the nine months ended September 30, 2009 of $475,000 was well in excess of the national average sales price. We also sell serviced and unserviced lots to other homebuilders generally on an opportunistic basis where we can reduce our risk in a market or redeploy capital to an asset providing higher returns.
Our housing and land inventory, investments in housing and land joint ventures, and consolidated land inventory not owned, together comprised 90% of our total assets as of September 30, 2009. In addition, we had $110 million in other assets as of September 30, 2009. Other assets consist of restricted cash of $7 million, homebuyer receivables of $7 million, income taxes receivable of $6 million, deferred taxes of $69 million and other receivables of $21 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes.
At September 30, 2009, our market capitalization of our common stock was $179 million, compared to our book value of $246 million. Market capitalization will vary depending on market sentiment and may not have a relationship to the underlying value of a share of our company over the longer term.

Results of Operations

	Three Months Ended		Nine Months Ended
Selected Financial Information (Unaudited)	September 30,		September 30,
($US millions)	2009	2008	2009	2008

Revenue:
Housing	$89	$107	$206	$288
Land	10	3	25	11

Total revenues	99	110	231	299
Direct cost of sales	(84)	(98)	(203)	(262)
Impairment of housing and land inventory and write-offs of option deposits	(10)	(32)	(18)	(55)

Gross margin / (loss)	5	(20)	10	(18)
Selling, general and administrative expense	(12)	(16)	(37)	(47)
Equity in earnings from housing and land joint ventures	—	—	2	2
Impairment from housing and land joint ventures	(1)	(8)	(13)	(18)
Other (expense) / income	(1)	(1)	10	(1)

Loss before income taxes	(9)	(45)	(28)	(82)
Income tax recovery	6	16	12	29

Net loss	(3)	(29)	(16)	(53)
Less net loss attributable to noncontrolling interests	2	4	5	7

Net loss attributable to Brookfield Homes Corporation	$(1)	$(25)	$(11)	$(46)

Segment Information

Housing revenue ($US millions):
Northern California	$23	$35	$59	$82
Southland / Los Angeles	17	12	43	68
San Diego / Riverside	18	18	40	50
Washington D.C. Area	30	41	60	84
Corporate and Other	1	1	4	4

Total	$89	$107	$206	$288

Land revenues ($US millions):
Northern California	$—	$—	$—	$—
Southland / Los Angeles	—	—	—	—
San Diego / Riverside	7	—	11	—
Washington D.C. Area	3	3	6	11
Corporate and Other	—	—	8	—

Total	$10	$3	$25	$11

Impairment of housing and land inventory and write-offs of option deposits ($US millions):
Northern California	$—	$5	$—	$5
Southland / Los Angeles	—	—	2	—
San Diego / Riverside	—	20	—	20
Washington D.C. Area	7	7	9	30
Corporate and Other	3	—	7	—

Total	$10	$32	$18	$55

Gross margin / (loss) ($US millions):
Northern California	$3	$(2)	$5	$1
Southland / Los Angeles	2	1	—	9
San Diego / Riverside	4	(17)	8	(9)
Washington D.C. Area	(2)	(1)	3	(17)
Corporate and Other	(2)	(1)	(6)	(2)

Total	$5	$(20)	$10	$(18)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Home closings (units):
Northern California	31	38	73	88
Southland / Los Angeles	44	31	115	162
San Diego / Riverside	34	33	80	94
Washington D.C. Area	80	81	159	166
Corporate and Other	1	1	6	5

Consolidated total	190	184	433	515
Joint ventures	2	—	2	5

Total	192	184	435	520

Average selling price ($US):
Northern California	$746,000	$925,000	$811,000	$931,000
Southland / Los Angeles	388,000	377,000	377,000	420,000
San Diego / Riverside	522,000	549,000	498,000	536,000
Washington D.C. Area	373,000	502,000	376,000	508,000
Corporate and Other	645,000	732,000	635,000	689,000

Consolidated average	465,000	578,000	475,000	559,000
Joint ventures	891,000	—	891,000	1,236,000

Average	$468,000	$578,000	$477,000	$565,000

Lots controlled (units at September 30, 2009):	Lots Owned		Lots Controlled(1)

Northern California	937	1,237	7,119	7,419
Southland / Los Angeles	1,319	1,434	3,351	3,399
San Diego / Riverside	9,618	7,997	11,118	9,497
Washington D.C. Area	3,665	3,764	4,970	5,089
Corporate and Other	265	274	265	274

Total	15,804	14,706	26,823	25,678

(1)	Includes proportionate share of lots under option related to joint ventures.
Three Months and Nine Months Ended September 30, 2009 Compared with Three Months and Nine Months Ended
September 30, 2008
Net Loss
Net loss was $3 million and $16 million for the three and nine months ended September 30, 2009, a decline in net loss of $26 million and $37 million, respectively, when compared to the same periods in 2008. The decrease in net loss for the nine months ended September 30, 2009 primarily relates to a decrease of $37 million in impairments on our housing and land assets an increase in the number of land sales and an increase in income from our interest rate swap contracts, partially offset by a reduction in total closings of 85 units compared to the same period last year.
Results of Operations
Company-wide: Housing revenue was $89 million and $206 million for the three and nine months ended September 30, 2009, a decrease of $18 million and $82 million, respectively, when compared to the same periods in 2008. The decrease in housing revenue was primarily due to fewer home closings in the nine months ended September 30, 2009 and a decrease of 19% and 16% in the average selling price during the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008.
Housing revenues were net of incentives of $12 million and $32 million for the three and nine months ended September 30, 2009, compared to $17 million and $46 million, respectively, for the same periods in 2008. Our incentives on homes closed by reportable segment are as follows:

	Three Months Ended September 30,
	2009		2008
	Incentives	% of Gross	Incentives	% of Gross
($ millions)	Recognized	Revenues	Recognized	Revenues
Northern California	$6	20%	$9	21%
Southland / Los Angeles	1	7	1	9
San Diego / Riverside	1	6	—	2
Washington D.C. Area	4	11	7	14
Corporate and Other	—	27	—	25

	$12	12%	$17	14%

	Nine Months Ended September 30,
	2009		2008
	Incentives	% of Gross	Incentives	% of Gross
($ millions)	Recognized	Revenues	Recognized	Revenues
Northern California	$18	23%	$21	20%
Southland / Los Angeles	3	7	6	8
San Diego / Riverside	2	6	2	4
Washington D.C. Area	9	12	17	17
Corporate and Other	—	9	—	12

	$32	13%	$46	14%

Land revenue totaled $10 million and $25 million for the three and nine months ended September 30, 2009, an increase of $7 million and $14 million, respectively, when compared to the same periods in 2008. Our land revenues may vary significantly from period to period due to the timing and nature of land sales as they generally occur on an opportunistic basis and such revenues are also affected by local market conditions.
Gross margin was $5 million and $10 million for the three and nine months ended September 30, 2009, compared with $(20) million and $(18) million, respectively, for the same periods in 2008. The increases in gross margins were primarily a result of a decrease in impairment charges, partially offset by fewer closings during the nine month period ending September 30, 2009 as well as reduced average selling prices.
During the three and nine months ended September 30, 2009, we recognized $10 million and $18 million of impairment charges and option write-offs compared to $32 million and $55 million, respectively, for the same periods in 2008. The impairment charges and option write-offs for the three months ended September 30, 2009 related to a commercial site in our Washington D.C. Area reportable segment and $8 million of option write-offs.
The number of projects where impairment charges and option write-offs were recognized and the fair value of the projects impaired for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,
	2009			2008
	Projects		Fair Value	Projects		Fair Value
	Tested for	Projects	of Projects	Tested for	Projects	of Projects
(Number of Projects / $ millions)	Impairment	Impaired	Impaired	Impairment	Impaired	Impaired

Northern California	6	—	$—	8	1	$—
Southland / Los Angeles	4	—	—	5	—	—
San Diego / Riverside	14	—	—	14	1	40
Washington D.C. Area	17	2	3	19	2	16
Corporate and Other	3	1	—	2	—	—

	44	3	$3	48	4	$56

	Nine Months Ended September 30,
	2009			2008
	Projects		Fair Value	Projects		Fair Value
	Tested for	Projects	of Projects	Tested for	Projects	of Projects
(Number of Projects / $ millions)	Impairment	Impaired	Impaired	Impairment	Impaired	Impaired

Northern California	6	—	$—	9	2	$—
Southland / Los Angeles	4	1	14	6	1	5
San Diego / Riverside	14	—	—	14	1	40
Washington D.C. Area	18	3	5	22	10	84
Corporate and Other	3	2	9	2	—	—

	45	6	$28	53	14	$129

Northern California: Housing revenue was $23 million and $59 million for the three and nine months ended September 30, 2009, a decrease of $12 million and $23 million, respectively, when compared to the same periods in 2008. The gross margin for the three and nine months ended September 30, 2009 was $3 million and $5 million, compared with $(2) million and $1 million, respectively, for the same periods in 2008. The increases in the gross margins were primarily a result of fewer option contract write-offs, partially offset by reduced selling prices and /or an increase in homebuyer incentives. Option contract write-offs for the three and nine months ended September 30, 2009 were nil compared with $5 million and $5 million for the same periods in 2008.
Southland / Los Angeles: Housing revenue was $17 million and $43 million for the three and nine months ended September 30, 2009, an increase of $5 million and a decrease of $25 million, respectively, when compared to the same periods in 2008. The increase in revenue for the three month period ended September 30, 2009 compared to the same period in 2008 was primarily attributable to an increase in closings, while the decrease for the nine month period ended September 30, 2009 compared to the same period in 2008 was primarily attributable to a decrease in closings. The gross margin for the three and nine months ended September 30, 2009 was $2 million and nil compared with $1 million and $9 million, respectively, for the same periods in 2008. The decrease in the gross margin for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily a result of reduced selling prices and increases in impairment charges. Impairment charges for the three and nine months ended September 30, 2009 were nil and $2 million compared to nil for each of the same periods in 2008.
San Diego / Riverside: Housing revenue was $18 million and $40 million for the three and nine months ended September 30, 2009, a decrease of nil and $10 million, respectively, when compared to the same periods in 2008. Land revenue was $7 million and $11 million for the three and nine months ended September 30, 2009, compared with nil for each of the same periods in 2008. During the nine months ended September 30, 2009, 32 lots located in the Carlsbad region and 150 lots located in the Imperial Valley region were sold. The gross margin for the three and nine months ended September 30, 2009 was $4 million and $8 million compared with $(17) million and $(9) million, respectively, for the same periods in 2008. The increases in the gross margins were primarily a result of fewer impairment charges, partially offset by reduced selling prices. Impairment charges for the three and nine months ended September 30, 2009 were nil compared with $20 million and $20 million, respectively, for the same periods in 2008.
Washington D.C. Area: Housing revenue was $30 million and $60 million for the three and nine months ended September 30, 2009, a decrease of $11 million and $24 million, respectively, when compared to the same periods in 2008. Land revenue was $3 million and $6 million for the three and nine months ended September 30, 2009, compared with $3 million and $11 million, respectively, for the same periods in 2008. The gross margin for the three and nine months ended September 30, 2009 was $(2) million and $3 million compared with $(1) million and $(17) million, respectively, for the same periods in 2008. The increase in gross margin for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily a result of a decrease in impairment charges, partially offset by reduced selling prices and / or an increase in homebuyer incentives. Impairment charges for the three and nine months ended September 30, 2009 were $7 million and $9 million, compared with $7 million and $30 million, respectively, for the same periods in 2008.
Other Income and Expenses
Equity in earnings from housing and land joint ventures for the three and nine months ended September 30, 2009 was earnings of nil and $2 million consistent with the same periods in 2008. The impairment of our investments in housing and land joint ventures of $13 million for the nine months ended September 30, 2009 primarily relates to 907 lots in the Inland Empire of California in one project, and the write-off of costs related to a commercial site in the Washington D.C. Area reportable segment.
Other (expense) / income for the three and nine months ended September 30, 2009 totaled income of $(1) million and $10 million, a decrease of nil and an increase of $11 million when compared to the same periods in 2008. The components of other (expense) / income for the three and nine months ended September 30, 2009 and 2008 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ millions)	2009	2008	2009	2008
Change in fair value of interest rate swap contracts	$(1)	$(1)	$8	$(2)
Other	—	—	2	1

	$(1)	$(1)	$10	$(1)

Selling, general and administrative expense was $12 million and $37 million for the three and nine months ended September 30, 2009, a decrease of $4 million and $10 million, respectively, when compared to the same periods in 2008. The components of the expense for the three and nine months ended September 30, 2009 and 2008 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ millions)	2009	2008	2009	2008
General and administrative expenses	$8	$8	$23	$25
Sales and marketing expenses	5	7	15	20
Stock compensation	2	3	2	1
Change in fair value of equity swap contracts	(3)	(2)	(3)	1

	$12	$16	$37	$47

Sales Activity
Net new home orders for the three and nine months ended September 30, 2009 totaled 208 units and 627 units, an increase of 45 units or 28% and a decrease of 4 units or 1%, respectively, compared to the same periods in 2008. The net new home orders in units for the three and nine months ended September 30, 2009 and 2008 by reportable segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Northern California	37	37	119	107
Southland / Los Angeles	57	48	180	207
San Diego / Riverside	41	27	119	116
Washington D.C. Area	71	49	207	194
Corporate and Other	—	2	—	6

Consolidated total	206	163	625	630
Joint ventures	2	—	2	1

Total	208	163	627	631

Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations.
Our backlog, which represents the number of new homes subject to pending sales contracts, at September 30, 2009 and 2008 by reportable segment are as follows:

	Backlog		Backlog
	September 30, 2009		September 30, 2008
	Units	$ millions	Units	$ millions
Northern California	56	$51	46	$42
Southland / Los Angeles	120	46	90	27
San Diego / Riverside	47	23	30	17
Washington D.C. Area	88	31	80	44
Corporate and Other	14	11	20	15

Consolidated total	325	162	266	145
Joint ventures	1	—	—	—

Total	326	$162	266	$145

We expect 251 units of our backlog to close in 2009, subject to future cancellations. The cancellation rates for the three and nine months ended September 30, 2009 and 2008 by reportable segment are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
	Units	%	Units	%	Units	%	Units	%

Northern California	7	16%	4	10%	19	14%	16	13%
Southland / Los Angeles	9	14	9	16	34	16	34	14
San Diego / Riverside	11	21	8	23	18	13	20	15
Washington D.C. Area	13	15	30	38	39	16	71	27
Corporate and other	—	—	—	—	6	75	7	50

Total	40	16%	51	24%	116	16%	148	19%

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2009 compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008. Even though our critical accounting policies have not changed significantly during the nine months ended September 30, 2009, the following provides additional disclosures about our deferred tax asset and our derivative financial instruments valuation process related to housing and land inventory and option deposits.
Carrying Values
In accordance with ASC Topic 360 “Property, Plant and Equipment (formerly SFAS 144), housing and land assets we own directly and through joint ventures are reviewed for recoverability on a regular basis and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. To arrive at the estimated fair value of housing and land inventory impaired, we estimate the cash flow for the life of each of our projects. Specifically, on a housing project, we evaluate the margins on homes that have been closed, margins on sales contracts which are in backlog and estimated margins with regard to future home sales over the life of the projects. On a land project, we estimate the timing of future land sales, the estimated revenue per lot as well as estimated margins with respect to future land sales. For our housing and land inventory we continuously evaluate projects where inventory is turning over slower than expected or whose average “sales price and margins are declining and are expected to continue to decline. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. Such projections generally assume current home selling prices, with cost estimates and sales rates for short-term projects consistent with recent sales activity. For longer-term projects, planned sales rates for the remainder of 2009 and 2010 assume recent sales activity and normalized sales rates beyond 2010. We identify potentially impaired housing and land projects based on these quantitative factors as well as qualitative factors obtained from the local market areas. If the future undiscounted cash flows are less than the carrying amount, the asset is considered to be impaired and is then written down to fair value less estimated selling costs.
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
For the three and nine months ended September 30, 2009, we recorded impairment charges of $2 million and $10 million, compared to $27 million and $48 million, respectively, during the same periods in 2008. The impairment charges taken during the nine months ended September 30, 2009 were on 175 lots in one project located in Southland / Los Angeles, six lots and a commercial site in two projects in the Washington D.C. Area, and on 18 lots in one project located in the Corporate and Other reportable segments. The impairment charges related to finished homes, construction in progress and land on which we intend to build homes in the future. The impairment charges taken during the nine months ending September 30, 2008 were on 803 lots, seven projects located in the Washington D.C. Area reportable segment and 18 lots in one project in the Southland / Los Angeles reportable segment. The impairment charges related to finished homes, construction in progress and land on which we intend to build homes in the future. The lots impaired in 2009 and 2008 represent all of the lots within a project that are deemed to be impaired. In light of the current market conditions, we have reviewed and continue to review, during each reporting period, all of our assets (which total 44 projects as at September 30, 2009) for indicators of impairment.
The impairment charges were estimated based on market conditions and assumptions made by management at the time the charges were recorded, which may differ materially from actual results if market conditions or our assumptions change.
We have also entered into a number of option contracts to acquire land or lots in the future in accordance with specific terms and conditions. A majority of our option contracts require a non-refundable cash deposit based on a percentage of the purchase price of the property. Our option contracts are recorded at cost. In determining whether to pursue an option contract, we evaluate the option primarily based upon the expected cash flows from the optioned property. If our intent is to no longer pursue an option contract, we record a charge to earnings of the deposit amounts and any other related pre-acquisition entitlement costs in the period the decision is made. Therefore, we do not consider the purchase price of the property to be a contractual obligation.

During the nine months ended September 30, 2009 and 2008, we wrote off $8 million and $6 million of option contracts, respectively. The write-offs during the nine months ended September 30, 2009 related primarily to option contracts in the Washington D.C. Area and the Corporate and Other reportable segments. The write-offs during the nine months ending September 30, 2008 related to option contracts primarily in the Northern California and Washington D.C. Area reportable segments.
Income Taxes
In accordance with the provisions of ASC Topic 740 “Income Taxes” (formerly SFAS 109), we assess, on a quarterly basis, our ability to realize our deferred tax assets. In determining the need for a valuation allowance, we consider the following significant factors: an assessment of recent years’ profitability and losses, adjusted to reflect the effects of changes to our capital structure that have resulted in a significant reduction in the amount of interest bearing debt; our expectation of profits based on margins and volumes expected to be realized (which are based on current pricing and volume trends) and including the effects of reduced interest expense; the financial support of our largest stockholder as evidenced by the revolving credit facilities, the long period of ten years or more in all significant operating jurisdictions before the expiry of net operating losses, and we take into consideration that a substantial portion of the deferred tax asset is composed of deductible temporary differences that are not subject to an expiry period until realized under tax law. However, the recognition of deferred tax assets is based upon an estimate of future results and differences between our expected and actual financial performance could require all or a portion of the deferred tax assets to be derecognized. We will continue to evaluate the need for a valuation allowance in future periods. Based on the more likely than not standard in the guidance and the weight of available evidence we do not believe a valuation allowance against the deferred tax asset at September 30, 2009 was necessary.
Derivative Financial Instruments
We revalue our equity swap contract each reporting period. The fair value of the equity swap contract is determined based on the notional amount, stock price, the number of underlying shares and the three months USD LIBOR rate. We performed a sensitivity analysis of the estimated fair value and the impact to the financial statements using alternative reasonable likely assumptions on September 30, 2009 and the impact to the financial statements was nominal. However, future fluctuations in share price could have a significant impact on net income.
Liquidity and Capital Resources
Financial Position
Our assets as of September 30, 2009 totaled $1,130 million, a decrease of $77 million compared to December 31, 2008. The decrease was due primarily to a decrease in receivables and other assets as a result of the receipt of cash tax refunds of $61 million. Our housing and land inventory and investments in housing and land joint ventures are our most significant assets with a combined book value of $1,020 million, or approximately 90% of our total assets. Our housing and land assets have decreased by $36 million in 2009 when compared to December 31, 2008. This decrease during 2009 was primarily a result of lower inventories with our focus on closing homes and reducing unsold inventory, impairments and write-offs on option deposits of $18 million, partially offset by the acquisition of 3,212 lots for $29 million in San Diego / Riverside.
Our total debt as of September 30, 2009 was $471 million, a decrease of $278 million from December 31, 2008. Total debt as of September 30, 2009 consisted of $315 million related to project specific financings, $143 million related to amounts drawn on facilities with subsidiaries of our largest stockholder, Brookfield Asset Management Inc., and $13 million due to a third party lender. Our project specific financings represent construction and development loans that are used to fund the development of our communities.
As new homes are constructed, we arrange further loan facilities with our lenders. Our major project specific lenders are Bank of America, Housing Capital Corporation, M&T Bank and Wells Fargo. Interest charged under project specific financings include LIBOR and prime rate pricing options. As of September 30, 2009, the average interest rate on our project specific debt was 4.1%, with stated maturities as follows:

($ millions)	2009	2010	2011	Total
Northern California	$19	$30	$6	$55
Southland / Los Angeles	3	31	10	44
San Diego / Riverside	21	96	3	120
Washington D.C. Area	7	67	9	83
Corporate / Other	4	9	—	13

September 30, 2009	$54	$233	$28	$315

June 30, 2009	$99	$226	$28	$353

The debt maturing in 2009 and 2010 is expected to be repaid from home and/or lot deliveries over this period or extended and is secured by the housing and land inventory we own. During the current period proceeds from the housing and land deliveries exceeded the corresponding debt repayments made during the period. During the three months ended September 30, 2009, in the normal course of operations we extended repayment terms on $6 million of debt originally maturing in 2009 and now maturing in 2010. Additionally, as of September 30, 2009, we had project specific debt of $164 million that is available to complete land development and construction activities. The “Cash Flow” section below discloses future available capital resources should proceeds from our future home closings not be sufficient to repay our debt obligations.
Other revolving financings includes $100 million on an unsecured revolving operating credit facility and $43 million on an unsecured revolving acquisition and operating credit facility, both with subsidiaries of our largest stockholder, Brookfield Asset Management Inc. The revolving operating credit facility matures in December 2011, bears interest at LIBOR plus 3.50% and was fully drawn upon at September 30, 2009. During July 2009, the revolving acquisition and operating credit facility was amended to increase the maximum available amount to $100 million and provide for an initial commitment amount of $50 million. This facility matures in December 2012 and initially bears interest at 12% and this facility could be fully drawn upon without violation of any of our covenants. In October 2009, the initial commitment amount was increased to $80 million of which $50 million is available for general corporate purposes. Other revolving financings also include $13 million due to a third party lender which bears interest at LIBOR plus 3.5%.
Stockholders of our company fully subscribed for 10,000,000 shares of 8% convertible preferred stock pursuant to our rights offering that expired on April 27, 2009. We received gross proceeds of $250 million upon issuance of the shares of convertible preferred stock. The proceeds from the rights offering were used for general corporate purposes, including repayment on our revolving operating credit facility due to a subsidiary of our largest stockholder, Brookfield Asset Management Inc. Assuming the full conversion of the convertible preferred stock, Brookfield Asset Management Inc. will own approximately 81.6% of our common stock. Holders of the convertible preferred stock issued in the rights offering are entitled to receive, when, as and if declared by our board of directors, dividends per year at the per share rate of 8%, representing annual dividends of $20 million. These dividends may be paid, at the election of our board of directors, in cash or shares of common stock. During the three months and nine months ended September 30, 2009, we paid a dividend of nil and $4 million with respect to the preferred stock. Please see Note 10 to our consolidated financial statements included elsewhere in this Form 10-Q for additional information on the rights offering.
Cash Flow
Our principal uses of working capital include home construction, purchases of land and land development. Cash flows for each of our communities depend upon the applicable stage of the development cycle and can differ substantially from reported earnings. Early stages of development require significant cash outlays for land acquisitions, site approvals and entitlements, construction of model homes, roads, certain utilities and other amenities and general landscaping. Because these costs are capitalized, earnings reported for financial statement purposes during such early stages may significantly exceed cash flows. Later, cash flows can exceed earnings reported for financial statement purposes, as cost of sales include charges for substantial amounts of previously expended costs.
We believe we currently have sufficient access to capital resources and will continue to use our available capital resources to fund our existing business plan. Our future capital resources include cash flow from operations, borrowings under project and other credit facilities and proceeds from potential future equity offerings, if required.
While we do not anticipate that an equilibrium between the supply and demand for housing will be reached in 2009, we continue to work through the challenging market conditions and remain focused on proactively managing our balance sheet, placing a strong emphasis on liquidity. We are continuing to manage our inventory levels through matching homebuilding starts with net new orders.
Cash provided by our operating activities during the nine months ended September 30, 2009 totaled $69 million compared with $30 million for the same period in 2008. During the nine months ended September 30, 2009, our operating cash flow was positively impacted by the receipt of cash tax refunds of $61 million, and the net reduction of our housing inventory, offset by a reduction in accounts payable and other liabilities.
During the three and nine months ended September 30, 2009, 192 homes and 435 homes, respectively, were delivered and during the same periods, 55 lots and 234 lots were sold. As a result, cash flow from operations was positively affected by these closings and lot sales. This was partially offset by land acquisitions during the nine months ended September 30, 2009. We have limited our development of land while the demand for finished lots decreased.

A summary of our lots owned and their stage of development at September 30, 2009 compared with December 31, 2008 follows:

	September 30,	December 31,
	2009	2008
Completed homes, including models	224	265
Homes under construction	128	64
Homes with foundations / slabs	76	76

Total housing units	428	405
Lots ready for house construction	1,883	2,544

	2,311	2,949
Graded lots and lots commenced grading	2,179	900
Undeveloped land	11,314	9,235

	15,804	13,084

Cash used in our investing activities in joint ventures for the nine months ended September 30, 2009 was $11 million, a decrease of $12 million when compared with $23 million for the same period in 2008. The decrease was primarily a result of the curtailment of land development and acquisition expenditures, partially offset by an increase in restricted cash in conjunction with entering into the Total Return Swap Contract in the current period.
Cash used in our financing activities for the nine months ended September 30, 2009 was $57 million compared with cash used of $16 million for the same period in 2008. The cash used in the nine months ended September 30, 2009 was used to repay both project specific as well as revolving and other financings and pay dividends, which was partially offset by proceeds received as a result of the preferred stock issuance.
Contractual Obligations and Other Commitments
Our contractual obligations and other commitments have not changed materially from those reported in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
A total of $287 million of our project specific financings mature prior to 2011. The debt maturing in 2009 and 2010 is expected to be repaid from home and /or lot deliveries over this period and is secured by the housing and land inventory we own. Our net debt to total capitalization ratio as of September 30, 2009, which we define as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus stockholders’ equity and other interests in consolidated subsidiaries was 46%. This is 35% lower than that of December 31, 2008 as a result of the issuance of our 8% convertible preferred stock in connection with our rights offering and debt repayments during the period. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2008 entitled “Risk Factors — Our debt and leverage could adversely affect our financial condition.”
Our project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of our company, to maintain a tangible net worth of at least $250 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth ratio of no greater than 2.50 to 1. At September 30, 2009, we were in compliance with all our project specific financing covenants. The following are computations of the most restrictive of Brookfield Homes Holdings Inc.’s tangible net worth, net debt to capitalization ratio, and net debt to tangible net worth debt ratio covenants:

		Actual as of
	Covenant	September 30, 2009
Tangible net worth ($US millions)	$250	$532
Net debt to capitalization	65%	54%
Net debt to tangible net worth	2.50 to 1	1.08 to 1

At September 30, 2009, our revolving operating credit facility with a subsidiary of Brookfield Asset Management Inc. required us to maintain minimum stockholders’ equity of $300 million and a consolidated net debt to book capitalization ratio of no greater than 70%. The following are computations of Brookfield Homes Corporation’s minimum stockholders’ equity and net debt to capitalization ratio covenants:

		Actual as of
	Covenant	September 30, 2009
Minimum stockholders’ equity ($US millions)	$300	$498
Net debt to capitalization	70%	46%

Off-Balance Sheet Arrangements
In the ordinary course of business, we use land and lot option contracts and joint ventures to acquire control of land to mitigate and spread the risk of declining land values. Option contracts for the purchase of land permit us to control the land for an extended period of time, until options expire and/or we are ready to sell or develop the land for home construction. Joint ventures have enabled us to sell an interest in land where we have added value and continue to maintain an ongoing interest in the joint venture. The foregoing reduces our financial risk associated with land holdings. As of September 30, 2009, we had $65 million of primarily applicable, non-refundable option deposits and other advanced costs. The total exercise price of these options was $276 million. Pursuant to the guidance now incorporated in ASC Topic 810 “Consolidation” (formerly FIN 46R), as described in Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q, we have consolidated $3 million of these option contracts. Please see Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q for additional information about our lot options.
We also own 1,710 lots through our proportionate share of joint ventures. As of September 30, 2009, our investment in housing and land joint ventures totaled $105 million. We have provided varying levels of guarantees of debt in our joint ventures. As of September 30, 2009, we had completion guarantees of $9 million and limited maintenance guarantees of $16 million with respect to debt in our joint ventures. During the three and nine months ended September 30, 2009, we did not make any loan re-margin repayments on the debt in our joint ventures. Please see Note 3 to our consolidated financial statements included elsewhere in the Form 10-Q for additional information about our investments in housing and land joint ventures.
We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of September 30, 2009, we had $9 million in letters of credit outstanding and $121 million in performance bonds for these purposes. The costs to complete related to our letters of credit and performance bonds are $6 million and $70 million, respectively. We do not believe that any of these letters of credit or bonds is likely to be drawn upon.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Exchange Rates
We conduct business in U.S. dollars only, so we are not exposed to currency risks.
Interest Rates
We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition, we have interest rate swap contracts which effectively fix $200 million of our variable rate debt at an average rate of 7.0% per annum. Based on our net debt levels as of September 30, 2009, a 1% change up or down in interest rates would have either a negative or positive effect of approximately $2 million on our cash flows.
Our interest rate swaps are not designed as hedges under ASC Topic 815 “Derivatives and Hedging” (formerly SFAS 133). We are exposed to market risk associated with changes in the fair values of the swaps, and such changes must be reflected in our consolidated statements of operations. As of September 30, 2009, the fair value of the interest rate swaps totaled a liability of $18 million.
Item 4.  Controls and Procedures
As of the end of our fiscal quarter ended September 30, 2009, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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
There was no change in our internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We do not have employment agreements with any of our executive officers, which could affect our ability to retain their services. Should we lose the services of one or all of our executive officers and they cannot be adequately replaced, our ability to accomplish the objectives set forth in our business plan could be adversely affected.
Our relationships with our affiliates may be on terms more or less favorable than those that could be obtained from third parties.
Brookfield Asset Management Inc. beneficially owns approximately 58.11% of our currently outstanding common stock (81.60% assuming full conversion of our 8% convertible preferred stock) and our relationships with Brookfield and its affiliates include two unsecured revolving credit facilities and the lease of our administrative office in Toronto. There can be no assurance that these arrangements are on terms superior to those that could be negotiated with third parties, or that procedural protections put in place to simulate arm’s length negotiations, such as the prior approval of related party transactions by our independent directors, will have such effect. Conversely, the terms of our agreements with our affiliates could be more favorable to us than would be available from a third party. In such event, should we be required to replace these arrangements, there can be no assurance that we could obtain terms as least as favorable as those with our affiliates.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors approved a share repurchase program that allows us to repurchase in aggregate up to $144 million of our outstanding common shares, of which the remaining amount approved for repurchase at September 30, 2009 was approximately $49 million.
During the three and nine months ended September 30, 2009, we did not repurchase any shares of our common stock.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Submission of Matters to a Vote of Security Holders
None.
Item 5.  Other Information
None.
Item 6.  Exhibits
(a)	Exhibits.

10.1	Loan Amendment Agreement dated July 31, 2009 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 5, 2009.

31.1	Rule 13a — 14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.

31.2	Rule 13a — 14(a) certification by Craig J. Laurie, Executive Vice President and Chief Financial Officer.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of November, 2009.

BROOKFIELD HOMES CORPORATION
By:	/s/ CRAIG J. LAURIE
Craig J. Laurie
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

10.1	Loan Amendment Agreement dated July 31, 2009 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 5, 2009.

31.1	Rule 13a – 14(a) certification by Ian G. Cockwell, President and Chief Executive Officer

31.2	Rule 13a – 14(a) certification by Craig J. Laurie, Executive Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350