Form 10-K
period 2009-12-31
BROOKFIELD HOMES CORP
filed 2010-02-19
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (s.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐       No ☑
As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $39,229,680 based upon the closing market price on June 30, 2009 of a share of common stock on the New York Stock Exchange.
As of February 18, 2010, the registrant had outstanding 28,402,299 shares of its common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2010 definitive proxy statement, to be filed with the Commission no later than April 30, 2010, are incorporated by reference into Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of Part III of this annual report on Form 10-K.

PART I
Item 1. Business
Introduction
Brookfield Homes Corporation is a land developer and homebuilder that operates its business through local business units responsible for projects in their geographic area (unless the context requires otherwise, references in this report to “we,” “our,” “us” and “the Company” refer to Brookfield Homes and the subsidiaries through which it conducts all of its land development and homebuilding operations). Through the activities of our operating subsidiaries, we entitle and develop land for our own communities and sell lots to third parties. We also design, construct and market single-family and multi-family homes primarily to move-up and luxury homebuyers. Our operations are currently focused primarily in the following markets: Northern California (San Francisco Bay Area and Sacramento); Southland / Los Angeles; San Diego / Riverside; and the Washington D.C. Area. We target these markets because we believe over the longer term they offer the following positive characteristics: strong housing demand, a constrained supply of developable land and close proximity to areas where we expect strong employment growth. Our Washington D.C. Area operations commenced in the mid 1980s and our California operations commenced in 1996. We also own interests in unconsolidated entities that are not consolidated subsidiaries.
General Development of Our Business
Brookfield Homes Corporation was incorporated on August 28, 2002 in Delaware and thereafter we acquired all the California and Washington D.C. Area homebuilding and land development operations of Brookfield Properties Corporation. Our common stock began trading on the New York Stock Exchange on January 7, 2003, under the symbol “BHS.”
The following chart summarizes our principal operating subsidiaries and the year in which they commenced operations:

Principal Subsidiary	Market	Year of Entry
Brookfield Bay Area Holdings LLC	San Francisco Bay Area	1996
Brookfield Southland Holdings LLC	Southland / Los Angeles	1996
Brookfield San Diego Holdings LLC	San Diego / Riverside	1996
Brookfield Washington LLC	Washington D.C. Area	1984
Brookfield California Land Holdings LLC	California	1998
Current Business Environment
In 2009, selling communities saw an increased number of homebuyers take advantage of improved affordability, low interest rates, declining home prices and government stimulus programs. While the United States homebuilding industry continues to face a number of challenges with home foreclosures and tight credit standards continuing to have an effect on inventory and new home sale rates and prices, homebuyer confidence has improved as homebuyers appear to have recognized that home prices have begun to stabilize. Despite the challenging conditions still faced by the homebuilding market, we believe the risk is mitigated by our assets, which are largely located in geographic areas with a constrained supply of lots and which have demonstrated strong economic characteristics over the long term. For additional information and analysis of the impact on our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.
Overview of the Land Development and Homebuilding Industry
The residential land development and homebuilding industry involves converting raw or undeveloped land into residential housing. This process begins with the purchase or control of raw land and is followed by the entitlement and development of the land, and the marketing and sale of homes constructed on the land.
Raw Land
Raw land is usually unentitled property, without the regulatory approvals which allow the construction of residential, industrial, commercial or mixed-use buildings. Acquiring and developing raw land requires significant capital expenditures and has associated carrying costs, including property taxes and interest. The selection and purchase of raw land provides the inventory required for development purposes and is an important aspect of the real estate development process. Developers of land, from time to time, sell raw or partially approved land to other land developers and homebuilders as part of the normal course of their business.

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

Narrative Description of Our Business
Through the activities of our operating subsidiaries, we develop land for our own communities and sell lots to other homebuilders and third parties. In our own communities, we design, construct and market single-family and multi-family homes primarily to move-up and luxury homebuyers. In each of our markets, we operate through local business units which are involved in all phases of the planning and building of our master-planned communities and infill developments. These phases include sourcing and evaluating land acquisitions, site planning, obtaining entitlements, developing the land, product design, constructing, marketing and selling homes and homebuyer customer service. In the five year period ended December 31, 2009, we closed a total of 5,091 homes and sold 7,099 lots in various stages of development to other homebuilders and third parties. A home or lot is considered closed when title has passed to the homebuyer, and for a lot when a significant cash down payment or appropriate security has been received.
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
In 2009, we closed a total of 703 homes, compared with 750 in 2008. The breakdown of our home closings by market in the last three years is as follows:

(Units)	2009	2008	2007
Northern California	121	139	131
Southland / Los Angeles	204	227	258
San Diego / Riverside	136	128	150
Washington D.C. Area	232	245	272
Corporate and Other	6	6	14

	699	745	825
Unconsolidated Entities	4	5	14

Total	703	750	839

At December 31, 2009, we had in backlog 187 homes, an increase of 53 homes when compared to 2008. Backlog represents the number of homes subject to pending sales contracts. We believe $88 million of our backlog to be firm as of December 31, 2009, subject to future cancellations, which for 2009 were 19%. This compares to $86 million believed to be firm at December 31, 2008.
We also sell serviced and unserviced lots to other homebuilders, generally on an opportunistic basis where we can enhance our returns, reduce our risk in a market or re-deploy our capital to an asset providing higher returns. In 2009, we sold 469 lots to other homebuilders compared to 616 lots in 2008.
Our average home price in 2009 from directly owned projects was $486,000, a decrease of $71,000 or 13% when compared to our average home price in 2008 of $557,000. The breakdown of the average home prices on our closings in the last three years follows:

	2009		2008		2007
		Average		Average		Average
	Sales	Price	Sales	Price	Sales	Price
	(Millions)		(Millions)		(Millions)
Northern California	$102	$845,000	$127	$913,000	$121	$921,000
Southland / Los Angeles	79	388,000	94	413,000	176	682,000
San Diego / Riverside	69	507,000	68	533,000	89	597,000
Washington D.C. Area	86	369,000	122	499,000	143	528,000
Corporate and Other	4	635,000	4	689,000	12	831,000

Total	$340	$486,000	$415	$557,000	$541	$656,000

For more detailed financial information with respect to our revenues, earnings and assets, please see the accompanying consolidated financial statements and related notes included elsewhere in this report.

Business Strategy
Our goal is to maximize the total return on our common equity over the long term. The key elements of our strategy to achieve this goal are as follows:
Selective Acquisition Policies
We selectively acquire land that provides us with attractive residential projects that are consistent with our overall strategy and management expertise. We acquire land only if we believe that it will provide us with a minimum return on our invested capital. We also acquire options to purchase land rather than purchasing the land outright, in order to reduce our capital at risk in controlling land. In determining the minimum return we will accept, we take into account the risk inherent in increasing our land inventory and the specific development project. In making additional land acquisitions in one of our current markets, we consider our recent financial returns achieved in that market. In order to expand our market presence, we selectively pursue jointly owned projects with landowners and other homebuilders.
During 2009, we acquired 3,254 lots and obtained control of a further 22 lots through options. All of the acquired lots were obtained at foreclosure sales.
Decentralized Operating Structure
We operate our homebuilding business through local business units responsible for projects in their geographic area. Each of our business units has significant experience in the land development and homebuilding industry in the market in which it operates. We believe that in-depth knowledge of a local market enables our business units to better meet the needs of our customers and to more effectively address the issues that arise on each project. Our business units are responsible for all elements of the land development and homebuilding process, including sourcing and evaluating land acquisitions, site planning and entitlements, developing the land, product design, constructing, marketing and selling homes, customer service and management reporting. Given the nature of their responsibilities, the compensation of each of the management teams in our business units is directly related to the business units’ results. Each business unit operates as a fully integrated profit center and the senior management of each business unit is compensated through a combination of base salary, a participation in his or her business unit’s profits and for 2009 and 2010, participations are objective based. Furthermore, each of our business unit presidents own a minority equity interest in their business unit.
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
Risk Management
We focus on managing risk in each stage of the land development and homebuilding process. In the land acquisition phase, we use options to mitigate the risk that we are unable to obtain approval for development of a proposed community and/or land values decline due to poor economic or real estate market conditions. We attempt to limit development approval risk by conducting significant due diligence before we close land acquisitions. We sell lots and parcels when we believe we can redeploy capital to an asset providing higher returns or reduce risk in a market.

When constructing homes, we strive to satisfy our customers and limit our product liability risk by:
•	selecting carefully the building materials that we use;

•	emphasizing to our employees and subcontractors that our homes be built to meet a high standard of quality and workmanship;

•	using only insured subcontractors to perform construction activities;

•	providing on-site quality control; and

•	providing after-sales service.
Finally, we limit the risk of overbuilding by attempting to match our construction starts to our sales rates. We generally do not begin selling homes until a significant portion of the homes’ construction costs have been established through firm subcontractor bids.
Asset Profile
Our assets are focused on single-family and multi-family homebuilding and land development in the markets in which we operate. They consist primarily of housing and land inventory, investments in unconsolidated entities as well as consolidated land inventory not owned. Our total assets, net of deferred income taxes as of December 31, 2009 were $997 million, with $665 million of these assets located in California, $230 million in the Washington D.C. Area and $102 million in other operations.
As of December 31, 2009, we controlled 24,245 lots. Controlled lots include those we directly own, our share of those owned by our unconsolidated entities and those that we have the option to purchase. Our controlled lots provide a strong foundation for our future homebuilding business and visibility on our future cash flow. Approximately 70% of our owned lots are entitled and ready for development and our optioned lots are mainly unentitled and require various regulatory approvals before development can commence. The number of residential building lots we control in each of our primary markets as of December 31, 2009 and 2008 follows:

	Owned		Optioned		Total	Total
		Unconsolidated		Not	December	December
(Units)	Directly	Entities	Consolidated	Consolidated (1)	31, 2009	31, 2008
Northern California	769	—	1,232	4,950	6,951	7,290
Southland / Los Angeles	981	254	—	2,027	3,262	3,460
San Diego / Riverside	6,852	1	2,000	—	8,853	8,105
Washington D.C. Area	2,195	1,432	—	1,289	4,916	4,981
Corporate and Other	204	59	—	—	263	273

Total December 31, 2009	11,001	1,746	3,232	8,266	24,245

Total December 31, 2008	11,252	1,832	—	11,025		24,109

(1)	Includes proportionate share of lots under option related to investments in unconsolidated entities.
Our housing and land inventory includes homes completed or under construction, developed land, raw land and option deposits. The book value of our housing and land inventory in each of our primary markets as of the end of the last two years follows:

(Book Value, $ millions)	December 31, 2009	December 31, 2008
Northern California	$201	$240
Southland / Los Angeles	123	144
San Diego / Riverside	336	366
Washington D.C. Area	227	247
Corporate and Other	41	58

Total	$928	$1,055

Total Controlled Lots (units)	24,245	24,109

The book value of our investments in unconsolidated entities as of December 31, 2009 was $92 million. The total book value of the assets and liabilities of these unconsolidated entities and our share of the equity of the unconsolidated entities as of December 31, 2009 follows:

(Book Value, $ millions)	December 31, 2009	December 31, 2008
Assets	$243	$319
Liabilities	$66	$79
Brookfield Homes’ net investment	$92	$105

The book value of our investments in unconsolidated entities in each of our primary markets as of the end of the last two years follows:

(Book Value, $ millions)	December 31, 2009	December 31, 2008
Northern California	$—	$—
Southland / Los Angeles	48	46
San Diego / Riverside	3	2
Washington D.C. Area	34	43
Corporate and Other	7	14

Total	$92	$105

Property Acquisition and Sale
Before entering into an agreement to purchase land, we complete comparative studies and analyses that assist us in evaluating the acquisition. We manage our risk and attempt to maximize our return on invested capital on land acquisitions by either entering into option agreements or joint ownership arrangements. We attempt to limit our development approval risk by conducting significant due diligence before we close land acquisitions. We regularly evaluate our land inventory and strategically sell lots and parcels of land to third parties at various stages of the development process to increase our returns from a project.
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
We attempt to limit the number of unsold units under construction by limiting the size of each construction phase and closely monitoring sales activity. Building homes of a similar product type in phases also allows us to utilize production techniques that reduce our construction costs. The number of our unsold homes fluctuates depending upon the timing of completion of construction and absorption of home phases. As of December 31, 2009, we had 21 completed and unsold homes, excluding the model homes we currently maintain. The level of completed homes has decreased when compared to 2008 as markets improved during 2009 and we continued to match new home starts with our sales rate.
We function as a general contractor, subcontracting the construction activities for our projects. We manage these activities with on-site supervisory employees and informational and management control systems. We engage independent architectural, design, engineering and other consulting firms to assist in project planning. We do not have long-term contractual commitments with our subcontractors, consultants or suppliers of materials, who are generally selected on a competitive bid basis. We employ subcontractors for site improvement and for virtually all of the work involved in the construction of homes. It is our general practice to have our subcontractors commit to complete the specified work in accordance with written price schedules. These price schedules normally change to meet fluctuations in labor and material costs. We do not own heavy construction equipment and we have a relatively small labor force used to supervise development and construction, and to perform routine maintenance services. We generally have been able to obtain sufficient materials and subcontractors, even during times of high demand for new homes. We build a home in approximately five to eight months, depending upon design, the availability of raw materials and supplies, governmental approvals, local labor situation, time of year and other factors.
Sales and Marketing
We advertise in local newspapers and magazines and on billboards to assist us in selling our homes. We also utilize direct mailings, special promotional events, illustrated brochures and model homes in our marketing program. The internet is also an important source of information for our customers. Through the internet, potential buyers are able to search for their home, take a virtual video tour of selected homes, obtain general information about our projects and communicate directly with our personnel.

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
As of December 31, 2009, we owned 68 model homes and leased nine model homes from third parties, which are not generally available for sale until the final build-out of a project. Generally, two to four different model homes are built and decorated at each project to display design features. Model homes play a role in helping buyers understand the efficiencies and value provided by each floor plan type. In addition to model homes, customers can gain an understanding of the various design features and options available to them using our design centers. At each design center, customers can meet with a designer and are shown the standard and upgraded selections available to them, including professional interior design furnishings and accessories.
We typically sell homes using sales contracts that include cash deposits by the purchasers. Before entering into sales contracts, we pre-qualify our customers. However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances. Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results. During 2009, our cancellation rate of 19% was high relative to our historical average of 15%. We continue to closely monitor the progress of prospective buyers in obtaining financing. We also monitor and attempt to adjust our planned construction starts depending on the level of demand for our homes.
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
Mortgage Services
We have agreements with various lenders to receive a fee on loans made by the lenders to customers we introduce to the lenders. Prior to the second quarter, we provided mortgage origination services to our customers in the Washington D.C. Area and did not retain or service the mortgages we originated. We customarily sold all of the loans and loan servicing rights that we originated in the secondary market within a month of origination and on a limited recourse basis, generally limited to early payment defaults or fraud and misrepresentation. Effective April 1, 2009, the Company no longer originates and sells mortgages. For the year ended December 31, 2009, less than 1% of our revenue and less than 1% of our net income was derived from our mortgage service operations.
Relationship with Affiliates
We are a land developer and homebuilder, developing land and building homes primarily in four markets in California and in the Washington D.C. Area. None of our affiliates, including Brookfield Asset Management Inc. and Brookfield Properties Corporation, operate in similar businesses in our markets. Nevertheless, there are agreements among our affiliates to which we are a party or subject relating to a name license, the lease of office space and two unsecured revolving credit facilities. For a further description of these agreements refer to “Certain Relationships and Related Transactions, and Director Independence” which is incorporated by reference into Item 13 of this report from our definitive 2010 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2010.

Four of our directors serve as executive officers and/or directors of our affiliates. For a description of those relationships refer to “Certain Relationships and Related Transactions, and Director Independence” which is incorporated by reference into Item 13 of this report from our definitive 2010 proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2010.
Competition
The residential homebuilding industry is highly competitive. We compete against numerous local, regional and national homebuilders and others in the real estate business in and near the areas where our communities are located. We also compete with resales of existing homes, whether by a homeowner or by a financial institution that has acquired a home through foreclosure, and with the rental housing market. We may compete for investment opportunities, financing, available land, raw materials and skilled labor with entities that possess greater financial, marketing and other resources than us. We also compete for land buyers with third parties in our efforts to sell lots to other homebuilders. Competition may increase if there is future consolidation in the land development and homebuilding industry.
Material Contracts
Except for two unsecured revolving credit facilities with subsidiaries of Brookfield Asset Management Inc., we are not party or subject to any material contracts. For a description of the material contracts refer to “Certain Relationships and Related Transactions, and Director Independence” which is incorporated by reference into Item 13 of this report from our definitive 2010 proxy statement, which will be filed with the Securities and Exchange Commission (the “SEC”) not later than April 30, 2010.
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
We do not currently have any material estimated capital expenditures related to governmental assessments or environmental compliance costs for the remainder of fiscal 2010, fiscal 2011 or fiscal 2012.
In connection with our operations, some of our employees have general contractor and real estate sales licenses, which are subject to governmental regulations. Our employees holding those licenses are currently in material compliance with all such applicable regulations.
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

Employees
As of December 31, 2009, we had 291 employees. We consider our relations with our employees to be good. Our construction operations are conducted primarily through independent subcontractors, thereby limiting the number of our employees. None of our employees are currently represented by a union or covered by a collective bargaining agreement. We have not recently experienced any work stoppages.
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
NYSE Annual Disclosure
We confirm that we have submitted a Section 303A.12 (a) CEO Certification to the New York Stock Exchange (“NYSE”) in 2009 and filed with the SEC the CEO / CFO certification required under Section 302 of the Sarbanes-Oxley Act for the 2009 fiscal year.
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
The land development and homebuilding industry is cyclical and is significantly affected by changes in general and local economic and industry conditions, such as employment levels, availability of financing for homebuyers, interest rates, consumer confidence, levels of new and existing homes for sale, demographic trends and housing demand. In addition, an oversupply of alternatives to new homes, such as resale homes, including homes held for sale by investors and speculators, foreclosed homes and rental properties may reduce our ability to sell new homes, depress prices and reduce our margins from the sale of new homes. The United States homebuilding industry continues to face a number of challenges, with home foreclosures and tight credit standards continuing to have an effect on inventory and new home sale rates and prices.
Homebuilders are also subject to risks related to the availability and cost of materials and labor, and adverse weather conditions that can cause delays in construction schedules and cost overruns. Furthermore, the market value of undeveloped land, buildable lots and housing inventories held by us can fluctuate significantly as a result of changing economic and real estate market conditions and may result in inventory impairment charges or putting our deposits for lots controlled under option at risk. If there are significant adverse changes in economic or real estate market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We may be particularly affected by changes in local market conditions in California, where we derive a large proportion of our revenue. As a result of the present challenging market conditions, we have sold homes and lots for lower profit margins than in the past and we have recorded inventory and unconsolidated entity impairments and lot option write-off charges that resulted in a loss during fiscal 2009. If market conditions continue to deteriorate, some of our assets may be subject to further impairments and option write-off charges further adversely affecting our operations and financial results.

Rising mortgage rates or decreases in the availability of mortgage financing will discourage people from buying new homes.
Virtually all of our customers finance their home acquisitions through lenders providing mortgage financing. Prior to the recent volatility in the financial markets, a variety of mortgage products were available. As a result, more homebuyers were able to qualify for mortgage financing. Increases in mortgage rates or decreases in the availability of mortgage financing could depress the market for new homes because of the increased monthly mortgage costs to potential homebuyers. Even if potential customers do not need financing, changes in mortgage interest rates and mortgage availability could make it harder for them to sell their homes to potential buyers who need financing, which would result in reduced demand for new homes. As a result, rising mortgage rates and reduced mortgage availability could adversely affect our ability to sell new homes and the price at which we can sell them.
Since 2007, there has been a significant decrease in the type of mortgage products available and a general increase in the qualification requirements for mortgages. Fewer loan products and tighter loan qualifications made it more difficult for some borrowers to finance the purchase of our homes. This, coupled with higher mortgage interest rates for some mortgage products has reduced demand for new homes. These reductions in demand have adversely affected our operations and financial results, and the duration and severity of the effects remain uncertain.
Laws and regulations related to property development and related to the environment subject us to additional costs and delays which adversely affect our business and results of operations.
We must comply with extensive and complex regulations affecting the land development and homebuilding process. These regulations impose on us additional costs and delays, which adversely affect our business and results of operations. In particular, we are required to obtain the approval of numerous governmental authorities regulating matters such as permitted land uses, levels of density, the installation of utility services, zoning and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to being approved for a particular development or project, if approved at all. In addition, new development projects may be subject to various assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial. When made, these assessments can have a negative impact on our sales by raising the price that homebuyers must pay for our homes. We must also comply with a variety of local, state and federal laws and regulations concerning the protection of health and the environment, including with respect to hazardous or toxic substances. These environmental laws sometimes result in delays, cause us to incur additional costs, or severely restrict land development and homebuilding activity in environmentally sensitive regions or areas.
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
As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of our business. These claims are common in the homebuilding industry and can be costly. Further, where we act as the general contractor, we are responsible for the performance of the entire contract, including work assigned to subcontractors. Claims may be asserted against us for construction defects, personal injury or property damage caused by the subcontractors, and if successful these claims give rise to liability. Where we hire general contractors, if there are unforeseen events like the bankruptcy of, or an uninsured or under-insured loss claimed against our general contractors, we sometimes become responsible for the losses or other obligations of the general contractors. The cost of insuring against construction defect and product liability claims are high, and the amount of coverage offered by insurance companies may be limited. There can be no assurance that this coverage will not be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims in the future, our business and results of operations will be adversely affected.
If we are not able to raise capital on favorable terms, our business and results of operations will be adversely affected.
We operate in a capital intensive industry and require capital to maintain our competitive position. The failure to secure additional debt or equity financing or the failure to do so on favorable terms will limit our ability to grow our business, which in turn will adversely affect our business and results of operations. We expect to make significant capital expenditures in the future to enhance and maintain the operations of our properties and to expand and develop our real estate inventory. If our plans or assumptions change or prove to be inaccurate, or if our cash flow from operations proves to be insufficient due to unanticipated expenses or otherwise, we will likely seek to minimize cash expenditures and/or obtain additional financing in order to support our plan of operations.
The availability of financing from banks and the public debt markets has declined significantly. Due to the deterioration of the credit markets and the uncertainties that exist in the economy and for homebuilders in general, we cannot be certain that we will be able to replace existing financing or find additional sources of financing. If sufficient funding, whether obtained through public or private debt, equity financing or from strategic alliances is not available when needed or is not available on acceptable terms, our business and results of operations will be adversely affected.
Even if available, additional financing could be costly or have adverse consequences. The securities markets in general, and trading in our common stock in particular, have recently experienced significant volatility. As a result, our market capitalization has recently been less than the value of our stockholders’ equity. To the extent that our market capitalization remains below the value of our stockholders’ equity, the amount of dilution our stockholders would experience will be increased should we issue additional shares of common stock.
Our debt and leverage could adversely affect our financial condition.
Our total debt as of December 31, 2009 was $382 million, of which a total of $323 million matures prior to the end of 2011. Our leverage could have important consequences, including the following: our ability to obtain additional financing for working capital, capital expenditures or acquisitions may be impaired in the future; a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt, thereby reducing the funds available to us for other purposes; some of our borrowings are and will continue to be at variable rates of interest, which will expose us to the risk of increased interest rates; and our substantial leverage may limit our flexibility to adjust to changing economic or market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a general economic downturn.
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
Based on our interest rate sensitive net debt levels as of December 31, 2009, a 1% change up or down in interest rates could have either a negative or positive effect of approximately $1 million on our cash flows, refer also to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risks — Interest Rates.”

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
The trading price of our securities could fluctuate significantly and could be adversely affected because Brookfield Asset Management Inc. beneficially owns approximately 82.4% of our common stock.
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
Also, Brookfield Asset Management Inc. beneficially owns approximately 82.4% of the outstanding shares of our common stock, on an as converted basis assuming the full conversion of our 8% convertible preferred stock owned by it. If Brookfield Asset Management Inc. should decide in the future to sell any of our securities owned beneficially by it, the sale (or the perception of the market that a sale may occur) could adversely affect the trading price of those securities.
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
Brookfield Asset Management Inc. beneficially owns approximately 60.44% of our currently outstanding common stock (82.4% assuming full conversion by it of our 8% convertible preferred stock owned by it) and our relationships with Brookfield Asset Management Inc. and its affiliates include two unsecured revolving credit facilities and the lease of our administrative office in Toronto. There can be no assurance that these arrangements are on terms at least as favorable to us as those that could be negotiated with third parties, or that procedural protections put in place to simulate arm’s length negotiations, such as the prior approval of related party transactions by our independent directors, will have such effect. Conversely, the terms of our agreements with our affiliates could be more favorable to us than would be available from a third party. In such event, should we be required to replace these arrangements, there can be no assurance that we could obtain terms as least at favorable as those with our affiliates.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
In addition to real estate held for development and sale, which we either own or hold under an option to purchase, we lease and maintain an administrative office in Toronto, Canada. Our Toronto lease is a sublease from Brookfield Asset Management Inc.
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

	Year Ended December 31, 2009			Year Ended December 31, 2008
			Cash Dividends			Cash Dividends
	High	Low	Per Share	High	Low	Per Share
1st Quarter	$4.54	$1.49	—	$17.52	$10.51	—
2nd Quarter	$5.86	$3.20	—	$17.30	$12.28	$0.20
3rd Quarter	$8.46	$3.19	—	$16.75	$9.26	—
4th Quarter	$8.10	$5.25	—	$13.90	$1.49	—

As of February 18, 2010, there were approximately 833 holders of record of our common stock.
Our Board of Directors periodically reviews our dividend policy. Future dividends on our common stock, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions, investment opportunities and other factors that our Board of Directors considers relevant. We do not currently pay a dividend on our common stock.
There are no current or anticipated contractual terms in our credit or other arrangements that restrict our ability to pay dividends, other than the requirements imposed by our project specific financings that require Brookfield Homes Holdings Inc., our wholly-owned subsidiary, to maintain a tangible net worth of at least $250 million, a net debt to tangible net worth ratio of 2.50 to 1.00 and a net debt to capitalization ratio of no greater than 65%, and the requirements of our revolving credit facility with Brookfield Asset Management Inc., that currently requires Brookfield Homes Corporation to maintain minimum stockholders’ equity of $300 million and a consolidated net debt to book capitalization ratio of no greater than 70%. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Other Commitments” for additional information about these restrictions. In addition, the terms of our 8% convertible preferred stock contain limitations on when we may pay dividends on our common stock.
Our Board of Directors approved a share repurchase program that allows us to repurchase in aggregate up to $144 million of our outstanding common shares, of which the remaining amount approved for repurchases at December 31, 2009 was approximately $49 million. During the three months and year ended December 31, 2009, we did not repurchase any shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes our equity compensation plans approved by stockholders as of December 31, 2009. We have no equity compensation plans not approved by stockholders.

(c)
Number of
Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to be	(b)	Under Equity
	Issued Upon	Weighted-average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
	and Rights	and Rights	(a))
Equity compensation plans approved by stockholders	2,155,000	$10.21	1,841,000
Equity compensation plans not approved by stockholders	none	n/a	none

Total	2,155,000	$10.21	1,841,000

Performance Graph
The following graph illustrates the cumulative total stockholder return on Brookfield Homes’ common stock for the last five fiscal years assuming a hypothetical investment of $100 and a reinvestment of all dividends paid on such investment, compared to Standard & Poor’s 500 Stock Index and the Standard & Poor’s Homebuilding 500 Index.
COMPARISON OF CUMULATIVE TOTAL RETURN
PERIOD ENDED DECEMBER 31, 2009
Item 6. Selected Financial Data
The following tables include selected historical consolidated financial data for each year in the five year period ended December 31, 2009.
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

United States GAAP
Our statement of operations data, balance sheet data and supplementary financial data prepared in accordance with U.S. GAAP and our operating data are as follows:

	Years Ended December 31
Statement of Operations Data
($ millions, except per share amounts)	2009	2008	2007	2006	2005
Total revenue (1)	$376	$449	$583	$872	$1,214
Housing revenue	340	415	541	784	1,074
Impairment of housing and land inventory and write-offs of option deposits	24	115	88	10	—
Total gross margin (2)	(2)	(82)	14	245	398
Impairment of investments in unconsolidated entities	13	38	15	—	—
Net (loss) / income	(33)	(133)	23	167	255
Net (loss) / income attributable to Brookfield Homes Corporation	(28)	(116)	16	148	219
Diluted (loss) / earnings per share	(1.54)	(4.33)	0.58	5.45	7.04
Cash dividends per common share	—	0.20	0.40	0.40	0.32

	At December 31
Balance Sheet Data ($ millions)	2009	2008	2007	2006	2005
Housing and land inventory (3)	$928	$1,055	$1,236	$1,225	$988
Total assets	1,037	1,207	1,351	1,401	1,330
Total debt (4)	382	749	735	618	636
Total liabilities (5)	551	944	969	1,030	1,065
Total equity (5)	486	263	382	371	265

	Years Ended December 31
Supplemental Financial Data ($ millions)	2009	2008	2007	2006	2005
Cash provided by / (used in):
Operating activities	$137	$66	$(44)	$26	$60
Investment activities	(9)	(32)	(58)	(47)	(5)
Financing activities	(128)	(43)	24	(91)	(44)
Net debt to total capitalization percent (6)	42%	71%	61%	53%	58%

	Years Ended December 31
Operating Data	2009	2008	2007	2006	2005
Home closings (units)	703	750	839	1,181	1,618
Lots sold to homebuilders (units)	469	616	1,328	834	1,242
Net new orders (units) (7)	756	729	735	960	1,482
Backlog (units at end of period) (8)	187	134	155	259	480
Average selling price	$488,000	$562,000	$662,000	$679,000	$683,000
Lots controlled	24,245	24,109	25,371	27,616	29,512

(1)	To conform to the current year presentation, for years prior to 2007, total revenue excludes other income.

(2)	Gross margin represents the contribution from our housing and land projects, after all costs for development and construction, including related overhead and interest, impairments and other charges and before all other income / (expense), selling, general and administrative expense and noncontrolling interest.

(3)	Housing and land inventory includes investment in unconsolidated entities and consolidated land inventory not owned.

(4)	To conform to the current year presentation, for years prior to 2007, total debt excludes deferred compensation which is now shown as a component of accounts payable and other liabilities. Total debt is defined as project specific financings and revolving and other financings.

(5)	To conform to the current year presentation, for years prior to 2009, total liabilities excludes noncontrolling interest of unconsolidated entities which is now shown as a component of total equity.

(6)	Net debt to total capitalization percent is defined as total interest bearing debt less cash multiplied by 100 and divided by total interest bearing debt less cash plus equity and other interests in consolidated subsidiaries (total capitalization).

(7)	Net new orders for any period represents the aggregate of all homes ordered by customers, net of cancellations, including unconsolidated entities.

(8)	Backlog represents the number of new homes subject to pending sales contracts, including unconsolidated entities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read along with “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this report. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance and that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” and Item 1A – “Risk Factors” included elsewhere in this report.
Forward-Looking Statements
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “planned,” “estimate,” “project,” “future,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The forward-looking statements in this annual report on Form 10-K include, among others, statements with respect to:
•	ability to create shareholder value;

•	business goals and strategy;

•	strategies for shareholder value creation;

•	the stability of home prices;

•	effect of challenging conditions on us;

•	financing sources;

•	ability to generate sufficient cash flow from our assets in 2010 and 2011 to repay maturing project specific financings;

•	the visibility of our future cash flow;

•	expected backlog and closings;

•	sufficiency of our access to capital resources;

•	supply and demand equilibrium;

•	the timing of the effect of interest rate changes on our cash flows;

•	the effect on our business of existing lawsuits; and

•	whether or not our letters of credit or performance bonds will be drawn upon.
Reliance should not be placed on forward-looking statements because they involve both known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:
•	changes in general economic, real estate and other conditions;

•	mortgage rate and availability changes;

•	availability of suitable undeveloped land at acceptable prices;

•	adverse legislation or regulation;

•	ability to obtain necessary permits and approvals for the development of our land;

•	availability of labor or materials or increases in their costs;

•	ability to develop and market our master-planned communities successfully;

•	ability to obtain regulatory approvals;

•	confidence levels of consumers;

•	ability to raise capital on favorable terms;

•	our debt and leverage;

•	adverse weather conditions and natural disasters;

•	relations with the residents of our communities;

•	risks associated with increased insurance costs or unavailability of adequate coverage;

•	ability to obtain surety bonds;

•	competitive conditions in the homebuilding industry, including product and pricing pressures;

•	ability to retain our executive officers;

•	relationships with our affiliates; and

•	additional risks and uncertainties, many of which are beyond our control, referred to in this Form 10-K and our other SEC filings.

Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.
Overview
During the year ended December 31, 2009, selling communities have seen an increased number of homebuyers take advantage of improved affordability, low interest rates, declining home prices and government stimulus programs. While the United States homebuilding industry continues to face a number of challenges with home foreclosures and tight credit standards continuing to have an effect on inventory and new home sale rates and prices, homebuyer confidence has improved as homebuyers appear to have recognized that home prices have begun to stabilize. Despite the challenging conditions still faced by the homebuilding market, we believe the risk is mitigated by our assets which are largely located in geographic areas with a constrained supply of lots and which have demonstrated strong economic characteristics over the long term.
Through the activities of our operating subsidiaries, we entitle and develop land for our own communities and sell lots to third parties. We also design, construct and market single and multi-family homes primarily to move-up and luxury homebuyers.
We operate in the following geographic regions, which are presented as our reportable segments: Northern California (San Francisco Bay Area and Sacramento), Southland / Los Angeles, San Diego / Riverside and the Washington D.C. Area. Our other operations that do not meet the quantitative thresholds for separate segment disclosure are included in “Corporate and Other.”
For the five year period 2005 to 2009, cash provided from operations was $245 million, which was used primarily to return cash to stockholders through the repurchase of shares and to repay debt. Despite the continuing challenges of the United States housing market, we believe our business is positioned to create further stockholder value over the long term through the selective control of a number of strategic projects and the overall level of lots controlled.
The 24,245 lots that we control, 15,979 of which we own directly, are held through unconsolidated entities or consolidated inventory not owned, provide a strong foundation for our future homebuilding business and visibility on our future cash flow. We believe we add value to the lots we control through entitlements, development and the construction of homes. In allocating capital to our operations, we generally limit our risk on unentitled land by optioning such land positions in all our markets thereby mitigating our capital at risk. Option contracts for the purchase of land permit us to control lots for an extended period of time.
Homebuilding is our primary source of revenue and has represented approximately 90% of our total revenue since 2003. Operating in markets with higher price points and catering to move-up and luxury buyers, our average sales price in 2009 of $488,000 was well in excess of the national average sales price. We also sell serviced and unserviced lots to other homebuilders, generally on an opportunistic basis where we can reduce our risk in a market or redeploy capital to an asset providing higher returns. In 2009, we sold 469 lots to homebuilders. The number of lots we sell may vary significantly from period to period due to the timing and nature of such sales which are also affected by local market conditions.
Our housing and land inventory, investments in unconsolidated entities, and consolidated land inventory not owned together comprised 89% of our total assets as of December 31, 2009. In addition, we had $109 million in other assets. Other assets consist of restricted cash of $7 million, income taxes receivable of $40 million, deferred taxes of $40 million, and other receivables of $22 million. Homebuyer receivables consist primarily of proceeds due from homebuyers on the closing of homes.
As at December 31, 2009, the market capitalization of our common stock was $227 million, compared to our book value of $229 million. Market capitalization will vary depending on market sentiment and may not have a relationship to the underlying value of a share of our common stock over the longer term.

Results of Operations

	Years Ended December 31
Selected Financial Information ($US millions)	2009	2008	2007
Revenue:
Housing	$340	$415	$541
Land	36	34	42

Total revenues	376	449	583
Direct cost of sales	(354)	(416)	(481)
Impairment of housing and land inventory and write-offs of option deposits	(24)	(115)	(88)

Gross margin / (loss)	(2)	(82)	14
Selling, general and administrative expense	(52)	(69)	(69)
Equity in earnings from unconsolidated entities	1	3	13
Impairment of unconsolidated entities	(13)	(38)	(15)
Other income / (expense)	13	(18)	(6)

Loss before income taxes	(53)	(204)	(63)
Income tax recovery	20	71	72

Net (loss) / income	(33)	(133)	9
Less net loss attributable to noncontrolling interests	5	17	7

Net (loss) / income attributable to Brookfield Homes Corporation	$(28)	$(116)	$16

	Years Ended December 31
Segment Information	2009	2008	2007
Housing revenue ($US millions):
Northern California	$102	$127	$121
Southland / Los Angeles	79	94	176
San Diego / Riverside	69	68	89
Washington D.C. Area	86	122	143
Corporate and Other	4	4	12

Total	$340	$415	$541

Land revenue ($US millions):
Northern California	$—	$2	$—
Southland / Los Angeles	—	—	30
San Diego / Riverside	20	19	—
Washington D.C. Area	8	13	12
Corporate and Other	8	—	—

Total	$36	$34	$42

Impairment of housing and land inventory and write-offs of option deposits ($US millions):
Northern California	$—	$21	$5
Southland / Los Angeles	3	16	3
San Diego / Riverside	1	42	33
Washington D.C. Area	13	36	47
Corporate and Other	7	—	—

Total	$24	$115	$88

Gross margin / (loss) ($US millions):
Northern California	$1	$(18)	$12
Southland / Los Angeles	5	(3)	36
San Diego / Riverside	(4)	(42)	(10)
Washington D.C. Area	4	(17)	(26)
Corporate and Other	(8)	(2)	2

Total	$(2)	$(82)	$14

	Years Ended December 31
	2009	2008	2007
Home closings (units):
Northern California	121	139	131
Southland / Los Angeles	204	227	258
San Diego / Riverside	136	128	150
Washington D.C. Area	232	245	272
Corporate and Other	6	6	14

Consolidated Total	699	745	825
Unconsolidated Entities	4	5	14

Total	703	750	839

Average selling price ($US):
Northern California	$845,000	$913,000	$921,000
Southland / Los Angeles	388,000	413,000	682,000
San Diego / Riverside	507,000	533,000	597,000
Washington D.C. Area	369,000	499,000	528,000
Corporate and Other	635,000	689,000	831,000

Consolidated Average	486,000	557,000	656,000
Unconsolidated Entities	821,000	1,288,000	1,020,000

Average	$488,000	$562,000	$662,000

Lots controlled (units at end of year):
Northern California	2,001	1,108	1,325
Southland / Los Angeles	1,235	1,417	1,993
San Diego / Riverside	8,853	6,605	6,064
Washington D.C. Area	3,627	3,681	8,371
Corporate and Other	263	273	282

	15,979	13,084	18,035
Lots under option (1)	8,266	11,025	7,336

Total	24,245	24,109	25,371

(1)	Includes options not consolidated and proportionate share of lots under option related to unconsolidated entities.
Year Ended December 31, 2009 Compared with Year Ended December 31, 2008
Net Income
Net loss for the year ended December 31, 2009 was $33 million, a decline in net loss of $101 million when compared to net loss of $133 million for the year ended December 31, 2008. The decrease in net loss primarily relates to a decrease of $116 million in impairments and write-offs on our housing and land assets and investments in unconsolidated entities, lower selling general and administrative costs of $17 million, and an increase in income from our interest rate swap contracts of $30 million, partially offset by a decrease in housing and land gross margin of $10 million and a reduction in tax recoveries of $51 million.
Results of Operations
Company-wide: Housing revenue was $340 million for the year ended December 31, 2009, a decrease of
$75 million when compared to the same period in 2008. The decrease in housing revenue was primarily due to fewer home closings for 2009 of 703 units, a decrease of 47 units or 6% when compared to
2008 as well as reduced average selling prices and product mix.

Housing revenues were net of incentives of $57 million for the year ended December 31, 2009, compared to $73 million for the same period in 2008. Our incentives on homes closed by reportable segment for the years ended December 31, 2009 and 2008 are as follows:

	Years Ended December 31
	2009		2008
	Incentives	% of Gross	Incentives	% of Gross
($ millions)	Recognized	Revenues	Recognized	Revenues
Northern California	$27	26%	$37	29%
Southland / Los Angeles	5	7%	8	8%
San Diego / Riverside	4	6%	4	5%
Washington D.C. Area	21	24%	24	20%
Corporate and Other	—	—	—	—

Total	$57	17%	$73	18%

Land revenue in 2009 totaled $36 million on the sale of 469 lots to homebuilders compared with $34 million in 2008 on the sale of 616 lots. Our land revenues may vary significantly from period to period due to the timing and nature of land sales, as they generally occur on an opportunistic basis and are affected by local market conditions.
Gross margin was a loss of $2 million compared with a loss of $82 million for the same period in 2008. The increase in gross margin was primarily a result of a decrease in impairment charges and other write-offs, partially offset by fewer home closings during the year ended December 31, 2009, as well as reduced average selling prices. Included in gross margin is a loss of $19 million on the abandonment of 2,610 lots which was offset in the same market area with the extension and renegotiation of a land option contract on 2,000 lots, which is included in consolidated land inventory not owned.
In 2009, we recognized impairment charges and option write-offs on our housing and land inventory of $24 million compared to $115 million in 2008. The impairment charges and option write-offs related primarily to lots located in the Southland, Washington D.C. Area and Corporate and Other reportable segments, optioned lots located primarily in California and the Washington D.C. Area, as well as a commercial site located in the Washington D.C. Area reportable segment.
The number of projects where impairment charges and option write-offs were recognized and the fair value of the projects impaired for the years ended December 31, 2009 and 2008 are as follows:

	Years Ended December 31
	2009			2008
	Projects		Fair Value	Projects		Fair Value
	Tested for	Projects	of Projects	Tested for	Projects	of Projects
($ millions)	Impairment	Impaired	Impaired	Impairment	Impaired	Impaired
Northern California	6	1	$—	9	3	$91
Southland / Los Angeles	4	1	14	6	3	49
San Diego / Riverside	15	—	—	14	3	91
Washington D.C. Area	18	3	5	22	13	79
Corporate and Other	3	2	6	2	—	—

Total	46	7	$25	53	22	$310

A summary of our gross margin / (loss) is as follows:

	Years Ended December 31
($ millions)	2009	2008
Housing	$45	$52
Land	(23)	(19)
Impairment charges / write-downs	(24)	(115)

	$(2)	$(82)

Northern California: Housing revenue was $102 million for the year ended December 31, 2009, a decrease of $25 million when compared to the same period in 2008. The gross margin on housing was $10 million, consistent with the same period in 2008. While there were fewer option contract write-offs and impairment charges recorded in 2009, this was offset by lower average selling prices. Impairments and option contract write-offs for the year ended December 31, 2009 were nil compared with $21 million for the same period in 2008.

Land revenue was nil in 2009, compared with $2 million in 2008. The land revenue in 2008 comprised the sale of 78 raw lots. The gross margin on land revenue was $(9) million in 2009 compared to $(7) million in 2008. The negative gross margin on land revenue in 2009 comprised a loss on the disposal to another homebuilder of a 120 unit senior living facility site.
Southland / Los Angeles: Housing revenue was $79 million for the year ended December 31, 2009, a decrease of $15 million when compared to the same period in 2008. The decrease for the year ended December 31, 2009 compared to the same period in 2008 was primarily attributable to a decrease in home closings of 23 units. The gross margin for the year ended December 31, 2009 was $5 million compared with $(3) million for the same period in 2008. The increase in the gross margin for the year ended December 31, 2009 compared to the same period in 2008 was primarily a result of fewer impairment charges partially offset by lower average selling prices. Impairment charges for the year ended December 31, 2009 were $3 million compared to $16 million for the same period in 2008.
San Diego / Riverside: Housing revenue was $69 million for the year ended December 31, 2009, an increase of $1 million when compared to the same period in 2008. Land revenue was $20 million for the year ended December 31, 2009, compared with $19 million for the same period in 2008. During the year ended December 31, 2009, 60 lots located in the Carlsbad region, 150 lots located in the Imperial Valley region, as well as 71 lots located in the Inland Empire region were sold. The gross margin for the year ended December 31, 2009 was $(4) million compared with $(42) million for the same period in 2008. The increase in the gross margin was primarily a result of fewer impairment charges partially offset by reduced selling prices. Impairment charges and option write-offs for the year ended December 31, 2009 were $1 million compared with $42 million for the same period in 2008.
Washington D.C. Area: Housing revenue was $86 million for the year ended December 31, 2009, a decrease of $36 million when compared to the same period in 2008 primarily due to a decrease in home closings and reduced selling prices. Land revenue was $8 million for the year ended December 31, 2009, compared with $13 million for the same period in 2008. The gross margin for the year ended December 31, 2009 was $4 million compared with $(17) million for the same period in 2008. The increase in gross margin for the year ended December 31, 2009 compared to the same period in 2008 was primarily a result of a decrease in impairment charges and other write-offs, partially offset by reduced selling prices. Impairment charges and other write-offs for the year ended December 31, 2009 were $13 million compared with $36 million for the same period in 2008.
Other Income and Expenses
Equity in earnings from investments in unconsolidated entities in 2009 totaled $1 million, a decrease of $2 million when compared to 2008. The impairment of our investments in unconsolidated entities totaled $13 million in 2009 compared to $38 million in 2008. The impairment charges in 2009 primarily relate to 907 lots in the Inland Empire of California in one project and the write-off of costs related to a commercial site in the Washington D.C. Area.
Other income / (expense) in 2009 totaled $13 million, an increase of $31 million when compared to 2008. The components of the 2009 and 2008 other income are summarized as follows:

	Years Ended December 31
($ millions)	2009	2008
Change in fair value of interest rate swap contracts	$11	$(19)
Other	2	1

	$13	$(18)

Selling, general and administrative expense was $52 million in 2009, a decrease of $17 million when compared to 2008. The components of the 2009 and 2008 expense are summarized as follows:

	Years Ended December 31
($ millions)	2009	2008
General and administrative expenses	$(30)	$(35)
Sales and marketing expenses	(22)	(30)
Stock compensation	(4)	7
Change in fair value of equity swap contracts	4	(11)

	$(52)	$(69)

Sales Activity
Our net new home orders for the year ended December 31, 2009 were 756 units, an increase of 27 units compared to 2008. Based on our average of 24 active selling communities during the year, our average sales rate during 2009 was approximately 0.6 sales per week per community, which is 50% higher per selling community than 2008 but below what may be considered a normal housing market of one sale per week per active selling community. The net new home orders in units for 2009 and 2008 by reportable segment are as follows:

	Years Ended December 31
	2009	2008
Northern California	135	122
Southland / Los Angeles	218	237
San Diego / Riverside	151	128
Washington D.C. Area	263	233
Corporate and Other	(14)	7

Consolidated Total	753	727
Unconsolidated Entities	3	2

Total	756	729

Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations.
Our backlog, which represents the number of new homes subject to pending sales contracts, at December 31, 2009 and 2008 by reportable segment are as follows:

	Backlog December 31
	2009		2008
	Units	$ millions	Units	$ millions
Northern California	24	$24	10	$9
Southland / Los Angeles	69	29	55	23
San Diego / Riverside	23	11	8	4
Washington D.C. Area	71	24	40	35
Corporate and Other	—	—	20	14

Consolidated Total	187	88	133	85
Unconsolidated Entities	—	—	1	1

Total	187	$88	134	$86

We expect all units of our backlog to close in 2010, subject to future cancellations. The cancellation rates for 2009 and 2008 by reportable segment are as follows:

	Years Ended December 31
	2009		2008
	Units	%	Units	%
Northern California	19	12%	25	17%
Southland / Los Angeles	49	18%	45	16%
San Diego / Riverside	30	16%	28	18%
Washington D.C. Area	62	19%	88	27%
Corporate and Other	20	250%	7	44%

Total	180	19%	193	21%

The cancellation rate for 2009 in the Corporate and Other reportable segment results from deferral of the start of a project in Hawaii due to the market conditions in this location.
Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
Net Income
Net loss for the year ended December 31, 2008 was $133 million, a decrease of $142 million when compared to net income of $9 million for the year ended December 31, 2007. The decrease in net income was due to continued challenging market conditions in all our markets which resulted in impairment charges and write-downs on our housing and land assets, an 11% decrease in home closings and a reduction in our 2008 housing gross margin to 13% compared to 17% in 2007. The decrease in net income was also due to an expense of $19 million related to our interest rate swaps in 2008 compared to an expense of $8 million in 2007.
Results of Operations
Company-wide: Housing revenue was $415 million in 2008, a decrease of $126 million when compared to 2007. The decrease in housing revenue was a result of 80 or 10% fewer homes closed from directly owned projects to 745 units when compared to 2007 home closings. The gross margin on housing revenue in 2008 was $(43) million or (10%) compared with $4 million or 1% in 2007. The decrease in gross margin and gross margin percentage was due to fewer home closings, continued increases in homebuyer incentives and reduced prices and product mix.
Land revenue in 2008 totaled $34 million on the sale of 616 lots compared with $42 million in 2007 on the sale of 1,328 lots. The gross margin on land revenue was $(39) million, a decrease of $49 million when compared to 2007. Our land revenues may vary significantly from period to period due to the timing and nature of land sales, as they generally occur on an opportunistic basis and additionally such revenues are affected by local market conditions.
In 2008, we recognized impairment and write-downs on our housing and land inventory of $115 million compared to $88 million in 2007. The impairment charges and write-downs related to 2,326 finished lots located in the Inland Empire of California and Washington D.C. Area and 819 optioned lots located in California and the Washington D.C. Area.
A summary of our gross margin is as follows:

	Years Ended December 31
($ millions)	2008	2007
Housing	$52	$92
Land	(19)	10
Impairment charges / write-downs	(115)	(88)

	$(82)	$14

Northern California: Housing revenue was $127 million in 2008, an increase of $6 million when compared to 2007. The increase in revenue was primarily due to an increase of eight homes closed. The gross margin on housing revenue was $(11) million or (9%) in 2008, compared with $12 million or 10% in 2007.
Land revenue was $2 million in 2008, compared with nil in 2007. The land revenue in 2008 comprised the sale of 78 raw lots. The gross margin on land revenue was $(7) million. Impairment and other charges totaled $21 million in 2008, compared with $15 million in 2007.
Southland / Los Angeles: Housing revenue was $94 million in 2008, a decrease of $82 million when compared to 2007. The decrease was due to a 39% decrease in our average selling price to $413,000 and 31 fewer homes closed. The gross margin on housing revenue was $(3) million or (4%) compared with $27 million or 16% in 2007. The decrease in the gross margin percentage was a result of reduced selling prices, increases in homebuyer incentives and product mix.
Land revenue was nil in 2008, a decrease of $30 million when compared to 2007. The land revenue in 2007 comprised the sale of 1,249 lots held under option. Impairment and other charges totaled $15 million in 2008, compared with $3 million in 2007.
San Diego / Riverside: Housing revenue was $68 million in 2008, a decrease of $21 million when compared to 2007. The decrease was primarily due to 22 fewer homes closed and a decrease in our average selling price. The gross margin on housing revenue was $(5) million or (6%) compared with $(10) million or (11%) in 2007. The increase in the gross margin percentage was a result of a decrease in impairment charges, partially offset by reduced selling prices, increases in homebuyer incentives and product mix.
Land revenue was $19 million in 2008, compared with nil in 2007. The land revenue in 2008 comprised the sale of 451 finished lots. The gross margin in land revenues was $(35) million. Impairment and other charges totaled $43 million in 2008, compared with $33 million in 2007.
Washington D.C. Area: Housing revenue was $122 million in 2008, a decrease of $21 million when compared to 2007. The decrease was primarily due to 27 fewer homes closed. The gross margin on housing revenue was $(20) million or (16%) compared with $(28) million or (19%) in 2007.

Land revenue was $13 million in 2008, compared to $12 million in 2007. The gross margin on land revenue was $3 million in 2008 compared with $2 million in 2007. Impairment and other charges totaled $36 million in 2008, compared with $47 million in 2007.
Other Income and Expenses
Equity in earnings from unconsolidated entities in 2008 totaled $3 million, a decrease of $10 million when compared to 2007. This decrease was primarily a result of a decrease in earnings from our Windemere unconsolidated entity of $8 million. Impairments from unconsolidated entities totaled $38 million in 2008 compared to $15 million in 2007. The impairment charges in 2008 related to 907 lots in Riverside.
Other expense in 2008 totaled $18 million, an increase of $12 million when compared to 2007. The components of the 2008 and 2007 other (expense) / income are summarized as follows:

	Years Ended December 31
($ millions)	2008	2007
Change in fair value of interest rate swap contracts	$(19)	$(8)
Interest income	—	1
Other	1	1

	$(18)	$(6)

Selling, general and administrative expense was $69 million in 2008, consistent with 2007. The components of the 2008 and 2007 expense are summarized as follows:

	Years Ended December 31
($ millions)	2008	2007
Selling, general and administrative expenses	$(65)	$(68)
Stock compensation	7	18
Changes in fair value of equity swap contract	(11)	(19)

Total	$(69)	$(69)

Sales Activity
Our net new home orders for the year ended December 31, 2008 were 729 units, a decrease of six units compared to 2007. Based on our average of 33 active selling communities, our average sales rate during 2008 was approximately 0.4 sales per week per community, consistent with 2007, but below what may be considered a normal housing market of one sale per week per active selling community. The net new home orders in units for 2008 and 2007 by reportable segment are as follows:

	Years Ended December 31
	2008	2007
Northern California	122	141
Southland / Los Angeles	237	183
San Diego / Riverside	128	123
Washington D.C. Area	233	249
Corporate and Other	7	13

Consolidated Total	727	709
Unconsolidated Entities	2	26

Total	729	735

Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations.

Our backlog, which represents the number of new homes subject to pending sales contracts, at December 31, 2008 and 2007 by reportable segment are as follows:

	Backlog December 31
	2008		2007
	Units	$ millions	Units	$ millions
Northern California	10	$9	27	$29
Southland / Los Angeles	55	23	45	24
San Diego / Riverside	8	4	8	4
Washington D.C. Area	40	35	52	43
Corporate and Other	20	14	19	15

Consolidated Total	133	85	151	115
Unconsolidated Entities	1	1	4	4

Total	134	$86	155	$119

Our backlog is subject to future cancellations. The cancellation rates for 2008 and 2007 by reportable segment are as follows:

	Years Ended December 31
	2008		2007
	Units	%	Units	%
Northern California	25	17%	31	18%
Southland / Los Angeles	45	16%	140	41%
San Diego / Riverside	28	18%	30	19%
Washington D.C. Area	88	27%	134	33%
Corporate and Other	7	44%	7	44%

Total	193	21%	342	31%

Liquidity and Capital Resources
Financial Position
Our assets as of December 31, 2009 totaled $1,037 million compared to $1,207 million as of December 31, 2008, a decrease of $170 million. The decrease in 2009 was due primarily to decreases in housing and land inventory, our investment in unconsolidated entities and in our current tax receivables, partially offset by an increase in our consolidated land inventory not owned. Our housing and land inventory, investments in unconsolidated entities and our consolidated land inventory not owned are our most significant assets with a combined book value of $928 million or approximately 89% of our total assets. Our housing and land assets decreased by a combined $127 million in 2009 when compared to 2008. When impairments and other write-downs of $24 million are excluded, the decrease was $103 million. This decrease during 2009 was primarily a result of lower inventories with our focus on closing homes and reducing standing inventory, the disposition and sales of both finished and raw lots, impairments and write-offs of option deposits of $24 million, partially offset by the acquisition of 3,212 lots for $29 million in San Diego / Riverside.
Our total debt as of December 31, 2009 was $382 million, a decrease of $367 million from December 31, 2008. Total debt as of December 31, 2009 consisted of $232 million of project specific financings and $150 million related to amounts drawn on two facilities with subsidiaries of our largest stockholder, Brookfield Asset Management Inc. Our project specific financings represent construction and development loans which are used to fund the development of our communities.
As new homes are constructed, further loan facilities are arranged. Our major project specific lenders are Wells Fargo, Bank of America, Housing Capital Corporation and M&T Bank. Interest charged under project specific financings include LIBOR and prime rate pricing options. As of December 31, 2009, the average interest rate on our project specific debt was 4.2%, with stated maturities as follows:

	Maturities
($ millions)	2010	2011	2012	Total
Northern California	$1	$30	$—	$31
Southland / Los Angeles	30	8	—	38
San Diego / Riverside	76	5	9	90
Washington D.C. Area	25	37	—	62
Corporate and Other	11	—	—	11

Total	$143	$80	$9	$232

Our debt maturing in 2010 and 2011 is expected to be repaid from home and/or lot deliveries over this period or extended and is secured by the housing and land inventory we own. During the year, proceeds from the housing and land deliveries exceeded the corresponding debt repayments made during the year. During the year ended December 31, 2009, in the normal course of operations we extended repayment terms on $27 million of debt originally maturing in 2009 and now maturing in 2010. Additionally, as of December 31, 2009, we had project specific debt of $203 million that is available to complete land development and construction activities. The “Cash Flow” section below discloses our future available capital resources should proceeds from our future home closings not be sufficient to repay our debt obligations.
Other revolving financings includes $100 million on an unsecured revolving operating credit facility and $50 million on an unsecured revolving acquisition and operating credit facility, both with subsidiaries of our largest stockholder, Brookfield Asset Management Inc. The revolving operating credit facility matures in December 2011, bears interest at LIBOR plus 3.50% and was fully drawn upon as of December 31, 2009. During July 2009, the revolving acquisition and operating credit facility was amended to increase the maximum available amount to $100 million and provide for an initial commitment amount of $50 million. This facility matures in December 2012 and initially bears interest at 12% and both of these facilities could be fully drawn upon without violation of any of our covenants. In October 2009, the initial commitment amount was increased to $80 million of which $50 million is available for general corporate purposes.
Stockholders of our company fully subscribed for 10,000,000 shares of 8% convertible preferred stock pursuant to our rights offering that expired on April 27, 2009. We received gross proceeds of approximately $250 million upon issuance of the shares of convertible preferred stock. The proceeds from the rights offering were used for general corporate purposes, including repayment on our revolving operating credit facility due to a subsidiary of our largest stockholder, Brookfield Asset Management Inc. Assuming the full conversion of the 8% convertible preferred stock held by it, Brookfield Asset Management Inc. will own approximately 82.4% of our common stock. Holders of the 8% convertible preferred stock issued in the rights offering are entitled to receive, when, as and if declared by our Board of Directors, dividends per year at the per share rate of 8%, representing annual dividends of $20 million. These declared dividends are payable semi-annually and may be paid, at the election of our board of directors, in cash or shares of common stock. During the year ended December 31, 2009, we paid a prorated cash dividend of $4 million on June 30, 2009 and a $10 million dividend on December 31, 2009 paid in the form of common stock. Please see Note 12 to our consolidated financial statements included in this Form 10-K for additional information on the rights offering.
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
While we do not anticipate that an equilibrium between the supply and demand for housing will be reached in 2010, we continue to work through the challenging market conditions and remain focused on proactively managing our balance sheet, placing a strong emphasis on liquidity. We are continuing to manage our inventory levels through matching homebuilding starts with net new orders.
Cash provided by our operating activities during the year ended December 31, 2009 totaled $137 million compared with $66 million for the same period in 2008. During the year ended December 31, 2009, our operating cash flow was positively impacted by the receipt of cash tax refunds of $63 million, and the net reduction of our housing and land inventory, offset by a reduction in accounts payable and other liabilities.
During the year ended December 31, 2009, 703 homes and 469 lots to other homebuilders, respectively, were delivered. As a result, cash flow from operations was positively affected by these home closings and lot sales. These deliveries were partially offset by land acquisitions made during the year ended December 31, 2009. We have limited our development of land while the demand for finished lots has decreased.

A summary of our lots owned and consolidated land inventory not owned and their stage of development at December 31, 2009 compared with the same period last year follows:

	2009	2008
Completed homes, including models	101	265
Homes under construction	121	64
Homes with foundation / slabs	85	76

Total housing units	307	405
Lots ready for house construction	1,643	2,544

	1,950	2,949
Graded lots and lots commenced grading	2,141	900
Undeveloped land	11,888	9,235

	15,979	13,084

Cash used in our investing activities in unconsolidated entities for the year ended December 31, 2009 was $9 million, a decrease of $23 million when compared with $32 million for the same period in 2008. The decrease was primarily a result of the curtailment of land development and acquisition expenditures, partially offset by an increase in restricted cash in conjunction with entering into the total return swap contract in the current year.
Cash used in our financing activities for the year ended December 31, 2009 was $128 million compared with cash used of $43 million for the same period in 2008. The cash used in the current year was used to repay both project specific financings of $184 million as well as revolving and other financings of $192 million and pay cash dividends of $4 million on our 8% convertible preferred stock, which was partially offset by $250 million of proceeds received as a result of the 8% convertible preferred stock issuance.
Contractual Obligations and Other Commitments
A total of $223 million of our project specific financings mature prior to the end of 2011. The debt maturing in 2010 and 2011 is expected to be repaid from home and /or lot deliveries over this period and is secured by the housing and land inventory we own. Our net debt to total capitalization ratio as of December 31, 2009, which we define as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus total equity and other interests in consolidated subsidiaries, was 42%. The issuance of our 8% convertible preferred stock as well as the repayment of debt during the year resulted in a 40% improvement since December 31, 2008 in our net debt to total capitalization ratio. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of this Form 10-K entitled “Risk Factors – Our debt and leverage could adversely affect our financial condition.”
Our project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of our company, to maintain a tangible net worth of at least $250 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth ratio of no greater than 2.50 to 1.00. At December 31, 2009, we were in compliance with all our project specific financing covenants. The following are computations of the most restrictive of Brookfield Homes Holdings Inc.’s tangible net worth, net debt to capitalization ratio, and net debt to tangible net worth debt ratio covenants:

		Actual as of
	Covenant	December 31, 2009
Tangible net worth ($US millions)	$250	$518
Net debt to capitalization	65%	49%
Net debt to tangible net worth	2.50 to 1	0.89 to 1

At December 31, 2009, our revolving operating credit facility with a subsidiary of Brookfield Asset Management Inc. required us to maintain minimum stockholders’ equity of $300 million and a consolidated net debt to book capitalization ratio of no greater than 70%. The following are computations of Brookfield Homes Corporation’s minimum stockholders’ equity and net debt to capitalization ratio covenants:

		Actual as of
	Covenant	December 31, 2009
Minimum stockholders’ equity ($US millions)	$300	$486
Net debt to capitalization	70%	42%

A summary of our contractual obligations and purchase agreements as of December 31, 2009 follows:

	Payment Due by Period
		Less than	1-3	3-5	More than
($ millions)	Total	1 Year	Years	Years	5 Years
Project specific and revolving and other financings (a)	$382	$143	$239	$—	$—
Operating lease obligations (b)	7	2	4	1	—
Purchase agreements (c)	183	27	21	135	—

Total (d)	$572	$172	$264	$136	$—

(a)	Amounts are included on the Consolidated Balance Sheets. See Note 6 and Note 7 of the Notes to the Consolidated Financial Statements included in this Form 10-K for additional information regarding project specific and other financings and related matters.

(b)	Amounts relate to non-cancelable operating leases involving office space, design centers and model homes.

(c)	Amounts represent our expected acquisition of land under options or purchase agreements. See Note 2 to the Consolidated Financial Statements included in this Form 10-K for additional information regarding purchase agreements.

(d)	Amounts do not include interest due to the floating nature of our debt. See Note 6 and Note 7 to the Consolidated Financial Statements included in this From 10-K for additional information regarding our floating rate debt.
Off-Balance Sheet Arrangements
In the ordinary course of business, we use lot option contracts and unconsolidated entities to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control the land for an extended period of time, until options expire and/or we are ready to develop the land for home construction. This reduces our financial risk associated with land holdings. As of December 31, 2009, we had $66 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options was $183 million. Pursuant to Accounting Standards Codification (“ASC”) Topic 860 (formerly FIN 46(R)), as defined elsewhere in this Form 10-K, we have consolidated $25 million of these option contracts. Please see Note 2 to our consolidated financial statements included in this Form 10-K for additional information on our lot options.
We also own 1,746 lots through our proportionate share of unconsolidated entities. As of December 31, 2009, our investment in unconsolidated entities totaled $92 million. We have provided varying levels of guarantees of debt in our unconsolidated entities. As of December 31, 2009, we had completion guarantees of $8 million and limited maintenance guarantees of $15 million with respect to debt in our unconsolidated entities. During 2009, we did not make any loan re-margin repayments on our debt in our unconsolidated entities.
We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of December 31, 2009, we had $8 million in letters of credit outstanding and $121 million in performance bonds for these purposes. The costs to complete related to our letters of credit and performance bonds are $6 million and $70 million, respectively. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.
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

Carrying Values
In accordance with the ASC Topic 360 “Property, Plant and Equipment” (formerly Statement of Financial Accounting Standard (“SFAS”) 144), housing and land assets we own directly and through unconsolidated entities are reviewed for recoverability on a regular basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. To arrive at the estimated fair value of housing and land inventory impaired, we estimate the cash flow for the life of each project. Specifically, on a housing project, we evaluate the margins on homes that have been closed, margins on sales contracts which are in backlog and estimated margins with regard to future home sales over the life of the project. On a land project, we estimate the timing of future land sales, the estimated revenue per lot, as well as estimated margins with respect to future land sales. For the housing and land inventory, we continuously evaluate projects where inventory is turning over slower than expected or whose average sales price and margins are declining and are expected to continue to decline. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. Such projections generally assume current home selling prices, cost estimates and sales rates for short-term projects are consistent with recent sales activity. For longer-term projects, planned sales rates for 2010 and 2011 assume recent sales activity and normalized sales rates beyond 2011. We identify potentially impaired housing and land projects based on these quantitative factors as well as qualitative factors obtained from the local market areas. If the future undiscounted cash flows are less than the carrying amount, the asset is considered to be impaired and is then written down to fair value less estimated selling costs using a discounted cash flow methodology which incorporates market participant assumptions.
We have also entered into a number of option contracts to acquire land or lots in the future in accordance with specific terms and conditions. A majority of the option contracts require a non-refundable cash deposit based on a percentage of the purchase price of the property. The option contracts are recorded at cost. In determining whether to pursue an option contract, we estimate the option primarily based upon the expected cash flows from the optioned property. If the intent is to no longer pursue an option contract, we record a charge to earnings of the deposit amounts and any other related pre-acquisition entitlement costs in the period the decision is made.
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
Income Taxes
Income taxes are accounted for in accordance with ASC Topic 740 “Income Taxes” (formerly SFAS 109). Under ASC Topic 740, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.
In accordance with the provisions of ASC Topic 740, we assess, on a quarterly basis, our ability to realize our deferred tax assets. In determining the need for a valuation allowance, we consider the following significant factors: an assessment of recent years’ profitability and losses which considers the nature, frequency and severity of current and cumulative losses adjusted to reflect the effects of changes to our capital structure that have resulted in a significant reduction in the amount of interest bearing debt; our forecasts or expectation of profits based on margins and volumes expected to be realized (which are based on current pricing and volume trends) and including the effects of reduced interest expense; the financial support of our largest stockholder as evidenced by the revolving credit facilities, the long duration of ten to twenty years or more in all significant operating jurisdictions before the expiry of net operating losses, and we take into consideration that a substantial portion of the deferred tax asset is composed of deductible temporary differences that are not subject to an expiry period until realized under tax law. However, the recognition of deferred tax assets is based upon assumptions about the future including an estimate of future results, and differences between the expected and actual financial performance could require all or a portion of the deferred tax assets to be derecognized. We will continue to evaluate the need for a valuation allowance in future periods. At December 31, 2009 and 2008, our deferred tax asset was $40 million and $59 million, respectively. Based on the more likely than not standard in the guidance and the weight of available evidence, we do not believe a valuation allowance against the deferred tax asset at December 31, 2009 is necessary.
Recent Accounting
In July 2009, the FASB’s ASC became the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. This guidance is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of this guidance for the year ended December 31, 2009. Our accounting policies were not affected by the conversion to the ASC. However, references to specific accounting standards have been changed to refer to the appropriate section of the ASC.
In December 2007, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly SFAS 160). The guidance clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of total equity. This guidance was effective for our fiscal year beginning January 1, 2009. We have adopted this guidance in our consolidated financial statements for the year ended December 31, 2009. On a retrospective basis, noncontrolling interest has been classified as a component of equity and the net loss on the consolidated statements of operations has been adjusted to include the net loss attributable to noncontrolling interest. See Note 11 for further disclosure regarding its impact on our consolidated financial statements.
In March 2008, the FASB issued guidance now incorporated in ASC Topic 815 “Derivatives and Hedging” (formerly SFAS 161). The guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures that enable investors to better understand how and why an entity uses derivative instruments and the instruments’ effects on an entity’s financial position, financial performance and cash flows. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. This pronouncement is related to disclosure and did not have a material impact on our consolidated financial statements.
In December 2008, the FASB issued guidance now incorporated in ASC Topic 860 “Transfers and Servicing” (formerly FASB Staff Position (“FSP”) SFAS 140-4 and FASB Interpretation (“FIN”) 46R). The guidance increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The guidance requires public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial            assets. It also requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This pronouncement is related to disclosure only and did not have a material impact on our consolidated financial statements.
In April 2009, the FASB issued guidance now incorporated in ASC Topic 825 “Financial Instruments” (formerly FSP SFAS 107-1). The guidance requires that the fair value disclosures required for financial instruments be included in interim financial statements. In addition, the guidance requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period. The guidance was effective for our year ended December 31, 2009. This pronouncement is related to disclosure only and did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance now incorporated in ASC Topic 855 “Subsequent Events” (formerly SFAS 165). This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. Among other items, the guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We have adopted this guidance in its consolidated financial statements for the year ended December 31, 2009.
In June 2009, the FASB issued guidance now incorporated into ASC Topic 810 “Consolidation” (formerly SFAS 167) amending the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requiring enhanced disclosures to provide more information about a company’s involvement in a variable interest entity. This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for our fiscal year beginning January 1, 2010. We are currently reviewing the impact of the guidance on our consolidated financial statements.
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
The following table presents a summary of our operating results for each of the last eight quarters:

	December 31		September 30		June 30		March 31
($ millions, except home closings
and per share amounts)	2009	2008	2009	2008	2009	2008	2009	2008
Total revenue	$145	$150	$99	$110	$95	$120	$37	$69
Gross margin / (loss)	(12)	(65)	5	(19)	5	(2)	—	4
Net (loss) / income	(17)	(79)	(4)	(29)	—	(11)	(12)	(14)
Net loss attributable to Brookfield Homes Corporation	(17)	(70)	(1)	(25)	—	(9)	(10)	(12)
Diluted (loss) / earnings per share (1)	(0.81)	(2.58)	(0.22)	(0.95)	(0.12)	(0.33)	(0.39)	(0.47)
Home closings (units) (2)	268	230	192	184	169	216	74	120
Cash provided by / ( used in) operating activities	68	37	28	12	16	49	25	(32)
Total assets	1,037	1,207	1,130	1,320	1,141	1,354	1,157	1,394
Total debt	382	749	471	783	490	792	725	798

(1)	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

(2)	Includes unconsolidated entities.
Non-Arms’ Length Transactions
We are party to a license agreement with Brookfield Properties (US) Inc., an indirect wholly-owned subsidiary of Brookfield Properties Corporation, for the right to use the names “Brookfield” and “Brookfield Homes.” A subsidiary of Brookfield Asset Management Inc. has provided us with an unsecured revolving operating facility in the form of a promissory note that was amended most recently in April 2009. The facility bears interest at LIBOR plus 3.5% per annum, matures December 2011 and, at December 31, 2009, there was $100 million outstanding under this facility. During 2009, we entered into a second unsecured credit facility that was amended most recently in July 2009. This operating and acquisition facility initially bears interest at 12% per annum, matures December 2012 and, at December 31, 2009, there was $50 million outstanding under this facility. We entered into a management services agreement with an affiliate of Brookfield Asset Management Inc., effective February 2009. Pursuant to the agreement, we paid directly to the Brookfield Asset Management Inc. affiliate a quarterly service fee of $80,000 with respect to Craig Laurie’s employment by us as our Chief Financial Officer in 2009. For details of these arrangements and other non-arms’ length transactions refer to “Certain Relationships and Related Transactions, and Director Independence,” which is incorporated by reference into Item 13 of this Form 10-K from our definitive 2010 proxy statement, which will be filed with the SEC not later than April 30, 2010.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Exchange Rates
We conduct business in U.S. dollars only, so we are not exposed to currency risks.
Interest Rates
We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest-bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition, we have interest rate swap contracts which effectively fix $200 million of our variable rate debt at an average rate of 7%. Based on our net debt levels as of December 31, 2009, a 1% change up or down in interest rates would have either a negative or positive effect of approximately $1 million on our cash flows.
Our interest rate swaps are not designated as hedges under ASC 815 (formerly SFAS 133), “Derivatives and Hedging.” We are exposed to market risk associated with changes in the fair values of the swaps, and such changes must be reflected in our consolidated statements of operations. As of December 31, 2009, the fair value of the interest rate swaps totaled a liability of $14 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Stockholders of Brookfield Homes Corporation
We have audited the accompanying consolidated balance sheets of Brookfield Homes Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of Brookfield Homes Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
February 18, 2010

BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		As at December 31
	Note	2009	2008
Assets
Housing and land inventory	2	$809,829	$946,875
Investments in unconsolidated entities	3	92,477	105,261
Consolidated land inventory not owned	2	25,434	3,328
Receivables and other assets	4	61,744	92,333
Restricted cash	5	7,485	—
Deferred income taxes	9	40,112	59,438

		$1,037,081	$1,207,235

Liabilities and Equity
Project specific financings	6	$231,567	$433,580
Revolving and other financings	7	150,000	314,977
Accounts payable and other liabilities	8	122,190	146,320

Total liabilities		503,757	894,877

Other interests in consolidated subsidiaries	11	47,011	49,839

Commitments, contingent liabilities and other	14	—	—
Preferred stock — 10,000,000 shares authorized, 10,000,000 shares issued (December 31, 2008 — 10,000,000 shares authorized, nil shares issued)	12	249,688	—
Common stock — 200,000,000 authorized, 32,073,781 shares issued (December 31, 2008 — 32,073,781 shares issued)	12	321	321
Additional paid-in capital	12	142,106	141,286
Treasury stock, at cost — 3,671,482 shares (December 31, 2008 — 5,305,049 shares)	12	(166,113)	(238,957)
Retained earnings		252,994	356,981
Noncontrolling interest	11	7,317	2,888

Total equity		486,313	262,519

		$1,037,081	$1,207,235

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

			Years Ended December 31
	Note		2009	2008	2007
Revenue
Housing			$339,625	$415,311	$541,432
Land			36,355	33,692	41,922

			375,980	449,003	583,354
Direct Cost of Sales
Housing			(294,493)	(363,038)	(449,695)
Land			(59,308)	(53,057)	(31,568)
Impairment of housing and land inventory and write-off of option deposits	2		(23,963)	(115,124)	(87,630)

			(1,784)	(82,216)	14,461
Selling, general and administrative expense			(52,339)	(69,498)	(69,819)
Equity in earnings from unconsolidated entities	3		1,331	3,302	12,745
Impairment of investments in unconsolidated entities	3		(12,995)	(37,863)	(15,029)
Other income / (expense)	14	(e)	13,191	(17,823)	(5,717)

Loss Before Income Taxes			(52,596)	(204,098)	(63,359)
Income tax recovery			20,134	70,861	71,958

Net (Loss) / Income			(32,462)	(133,237)	8,599
Less net loss attributable to noncontrolling interest and other interests in consolidated subsidiaries	11		4,753	17,622	7,028

Net (Loss) / Income attributable to Brookfield Homes Corporation			$(27,709)	$(115,615)	$15,627

(Loss) / Earnings Per Share attributable to Brookfield Homes Corporation Common Stockholders
Basic	13		$(1.54)	$(4.33)	$0.59
Diluted	13		$(1.54)	$(4.33)	$0.58
Weighted Average Common Shares Outstanding (in thousands)
Basic	13		26,838	26,688	26,627
Diluted	13		26,838	26,688	26,851
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(all dollar amounts are in thousands of U.S. dollars)

		Years Ended December 31
	Note	2009	2008	2007
Preferred Stock
Opening balance		$—	$—	$—
Preferred stock issuance, net of issuance costs of $312	12	249,688	—	—

Ending balance		249,688	—	—

Common Stock		321	321	321

Additional Paid-in Capital
Opening balance		141,286	145,101	146,730
Adjustment to stock-based compensation plan	10	145	—	—
Stock option compensation costs	12	675	—	—
Stock option compensation exercises	12	—	(3,815)	(1,629)

Ending balance		142,106	141,286	145,101

Treasury Stock
Opening balance		(238,957)	(243,701)	(248,606)
Stock option exercises	12	66	4,744	4,905
Preferred stock dividends	12	72,778	—	—

Ending balance		(166,113)	(238,957)	(243,701)

Retained Earnings
Opening balance		356,981	477,929	472,961
Net (loss) / income attributable to Brookfield Homes Corporation		(27,709)	(115,615)	15,627
Common stock dividends	12	—	(5,333)	(10,659)
Preferred stock dividends	12	(13,500)	—	—
Treasury stock issued	12	(62,778)	—	—

Ending balance		252,994	356,981	477,929

Total Brookfield Homes Corporation equity		$478,996	$259,631	$379,650

Noncontrolling Interest
Opening balance		$2,888	$1,749	$1,749
Net loss attributable to noncontrolling interest	11	(437)	—	—
Contributions		4,866	1,139	—

Ending balance		$7,317	$2,888	$1,749

Total Equity		$486,313	$262,519	$381,399

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	Years Ended December 31
	2009	2008	2007
Cash Flows From / (Used in) Operating Activities
Net (loss) / income	$(32,462)	$(133,237)	$8,599
Adjustments to reconcile net (loss) / income to net cash from operating activities:
(Undistributed) / distributed income from unconsolidated entities	(1,091)	(1,902)	277
Deferred income taxes	19,326	(3,495)	(3,228)
Impairment of housing and land inventory and write-off of option deposits	23,963	115,124	87,630
Impairment of investments in unconsolidated entities	12,995	37,863	15,029
Stock option compensation costs	675	—	—
Other changes in operating assets and liabilities:
Decrease / (increase) in receivables and other assets	27,439	(48,677)	(13,035)
Decrease in housing and land inventory	90,648	132,269	10,272
Decrease in accounts payable and other liabilities	(4,303)	(31,539)	(149,820)

Net cash provided by / (used in) operating activities	137,190	66,406	(44,276)

Cash Flows From / (Used in) Investing Activities
Investments in unconsolidated entities	(11,222)	(28,344)	(77,102)
Distribution from unconsolidated entities	9,359	3,046	19,146
Restricted cash	(7,485)	—	—
Acquisition of additional interest in unconsolidated entities	—	(6,844)	—

Net cash used in investing activities	(9,348)	(32,142)	(57,956)

Cash Flows From / (Used in) Financing Activities
Net repayments under revolving project specific financing	(184,013)	(271,719)	(41,820)
Net (repayments) / borrowings under other revolving and other financings	(192,220)	224,977	75,000
Distributions to noncontrolling interest and other interests in consolidated subsidiaries	(1,122)	(580)	(5,675)
Contributions from noncontrolling interest and other interests in consolidated subsidiaries	3,259	9,130	7,588
Exercise of stock options	66	129	121
Preferred stock issuance	250,000	—	—
Preferred stock issuance costs	(312)	—	—
Preferred stock dividends	(3,500)	—	—
Common stock dividends paid in cash	—	(5,333)	(10,659)

Net cash (used in) / provided by financing activities	(127,842)	(43,396)	24,555

Decrease in cash and cash equivalents	—	(9,132)	(77,677)
Cash and cash equivalents at beginning of year	—	9,132	86,809

Cash and cash equivalents at end of year	$—	$—	$9,132

Supplemental Cash Flow Information
Interest paid	$36,484	$57,754	$58,300
Income taxes recovered / (paid)	63,286	22,299	(22,154)
Non-cash (increase) / decrease in consolidated land inventory not owned	(22,106)	18,463	18,744

Acquisitions of Unconsolidated Entities’ Assets and Liabilities
Increase in housing and land inventory	$14,521	$97,828	$104,050
Reduction in investment in unconsolidated entities	9,604	33,960	2,429
Liabilities assumed	51	63,868	101,621
See accompanying notes to consolidated financial statements

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Note 1. Significant Accounting Policies
(a) Basis of Presentation
Brookfield Homes Corporation (the “Company” or “Brookfield Homes”) was incorporated on August 28, 2002 in Delaware and thereafter acquired all the California and Washington D.C. area land development and homebuilding operations of Brookfield Properties Corporation. The Company began trading on the New York Stock Exchange on January 7, 2003, under the symbol “BHS.”
These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the consolidated accounts of Brookfield Homes and its subsidiaries and investments in unconsolidated entities and variable interest entities in which the Company is the primary beneficiary.
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
(ii) Carrying values: In accordance with the Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant and Equipment” (formerly Statement of Financial Accounting Standards (“SFAS”) 144), housing and land assets the Company owns directly and through unconsolidated entities are reviewed for recoverability on a regular basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. To arrive at the estimated fair value of housing and land inventory impaired, the Company estimates the cash flow for the life of each project. Specifically, on a housing project, the Company evaluates the margins on homes that have been closed, margins on sales contracts which are in backlog and estimated margins with regard to future home sales over the life of the project. On a land project, the Company estimates the timing of future land sales, the estimated revenue per lot, as well as estimated margins with respect to future land sales. For the housing and land inventory, the Company continuously evaluates projects where inventory is turning over more slowly than expected or whose average sales price and margins are declining and are expected to continue to decline. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. Such projections generally assume current home selling prices, cost estimates and sales rates for short-term projects are consistent with recent sales activity. For longer-term projects, planned sales rates for 2010 and 2011 assume recent sales activity and normalized sales rates beyond 2011. Management identifies potentially impaired housing and land projects based on these quantitative factors as well as qualitative factors obtained from the local market areas. If the future undiscounted cash flows are less than the carrying amount, the asset is considered to be impaired and is then written down to fair value less estimated selling costs using a discounted cash flow methodology which incorporates market participant assumptions.
The Company has also entered into a number of option contracts to acquire land or lots in the future in accordance with specific terms and conditions. The majority of the option contracts require a non-refundable cash deposit based on a percentage of the purchase price of the property. Option contracts are recorded at cost. In determining whether to pursue an option contract, the Company estimates the option primarily based upon the expected cash flows from the optioned property. If the intent is to no longer pursue an option contract, the Company records a charge to earnings of the deposit amounts and any other related pre-acquisition entitlement costs in the period the decision is made.

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
(c) Unconsolidated Entities
The Company participates in a number of unconsolidated entities in which it has less than a controlling interest to develop and sell land to the unconsolidated entity members and other third parties. These unconsolidated entities are accounted for using the equity method. The Company recognizes its proportionate share of the earnings from the sale of lots to other third parties. The Company does not recognize earnings from the purchase of lots from its unconsolidated entities and reduces its cost basis of the land purchased accordingly.
(d) Use of Estimates
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the carrying amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
(e) Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, demand deposits, and all highly liquid short-term investments with original maturity less than 90 days.
(f) Restricted Cash
Restricted cash includes cash held on deposit with a financial institution in the form of collateral, required by terms outlined in the total return swap transaction entered into during the year ended December 31, 2009.
(g) Income Taxes
Income taxes are accounted for in accordance with ASC Topic 740 “Income Taxes” (formerly SFAS 109). Under ASC Topic 740, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.
In accordance with the provisions of ASC Topic 740, the Company assesses, on a quarterly basis, its ability to realize its deferred tax assets. In determining the need for a valuation allowance, the Company considers the following significant factors: an assessment of recent years’ profitability and losses, adjusted to reflect the effects of changes to its capital structure that have resulted in a significant reduction in the amount of interest bearing debt; its expectation of profits based on margins and volumes expected to be realized (which are based on current pricing and volume trends) and including the effects of reduced interest expense; the financial support of its largest stockholder as evidenced by the revolving credit facilities; the long period of ten years or more in all significant operating jurisdictions before the expiry of net operating losses; and that a substantial portion of the deferred tax asset is composed of deductible temporary differences that are not subject to an expiry period until realized under tax law. However, the recognition of deferred tax assets is based upon an estimate of future results and differences between the expected and actual financial performance could require all or a portion of the deferred tax assets to be derecognized. The Company will continue to evaluate the need for a valuation allowance in future periods. Based on the more likely than not standard in the guidance and the weight of available evidence, the Company does not believe a valuation allowance against the deferred tax asset at December 31, 2009 is necessary.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” as identified in ASC 740. There was no impact to the Company’s financial statements as a result of adopting this interpretation. ASC Topic 740 clarifies the accounts for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement affiliates for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that a company determine whether it is more-likely-than-not that a position will be sustained upon examination by taxation authorities, based upon the technical merits of the position. A tax position that meets the more-than-likely-not threshold is then measured to determine the amount of the tax benefit to recognize in the financial statements. At December 31, 2009 and 2008, the Company did not have any unrecognized tax benefits / liabilities.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits / liabilities in income tax recovery / expense.
(h) Stock-Based Compensation
The Company accounts for stock option grants and deferred share unit grants in accordance with ASC Topic 718 “Compensation-Stock Compensation” (formerly SFAS 123(R)). All stock options granted have exercise prices equal to the market value of the stock on the date of the grant. Participants in the option plan can exercise their options to purchase shares at the exercise price. The option to elect to receive cash equal to the difference between the exercise price and the current market price was eliminated in the current year in conjunction with the modification of the Company’s stock option plan.
Accordingly, the Company records the fair value of these options using a Black-Scholes option pricing model. These options have been recorded in additional paid-in capital in 2009 as a result of an amendment to existing stock option awards made under the 2002 stock option plan and the approval and adoption of the 2009 stock option plan. In prior years, these options were recorded in accounts payable and other liabilities. The Company records the deferred share units as a liability as disclosed in accounts payable and other liabilities. See Note 10 “Stock-Based Compensation” for further discussion.
(i) Other Comprehensive Income
The Company adheres to U.S. GAAP reporting requirements with respect to the presentation and disclosure of other comprehensive income; however, it has been determined by management that no material differences exist between net income and comprehensive income for each of the periods presented.
(j) Earnings Per Share
Earnings per share is computed in accordance with ASC Topic 260 “Earnings Per Share” (formerly SFAS 128). Basic earnings per share is calculated by dividing net loss attributable to Brookfield Homes Corporation less preferred share dividends by the weighted average number of common shares outstanding for the year. Diluted earnings per share is calculated by dividing net income less preferred share dividends by the average number of common shares outstanding including all dilutive potentially issuable shares under various stock option plans.
(k) Advertising Costs
The Company expenses advertising costs as incurred. For the years ended December 31, 2009, 2008 and 2007, the Company incurred advertising costs of $7.0 million, $14.0 million and $11.9 million, respectively.
(l) Warranty Costs
Estimated future warranty costs are accrued and charged to cost of sales at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. Costs are accrued based upon historical experience.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
(m) Variable Interest Entities
The Company accounts for its variable interest entities (“VIEs”) in accordance with ASC Topic 810 “Consolidation” (formerly FIN 46(R)). The decision whether to consolidate a VIE begins with establishing that a VIE exists. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investor lacks one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity, and the right to receive the expected residual returns. The entity with the majority of the expected losses or expected residual returns of the entity or both is considered to be the primary beneficiary of the entity and is required to consolidate such entity. The Company has determined it is the primary beneficiary of certain VIEs which are presented in these financial statements under “Consolidated land inventory not owned” with the interests of others included in accounts payable and other liabilities. See Notes 2 and 3 for further discussion on the consolidation of land option contracts and unconsolidated entities.
(n) Derivative Financial Instruments and Hedging Activities
The Company accounts for its derivative and hedging activities in accordance with ASC Topic 815, “Derivatives and Hedging” (formerly SFAS 133 and SFAS 149 and related interpretations). ASC Topic 815 requires the Company to recognize all derivative instruments at their fair values as either assets or liabilities on its balance sheet. The accounting for changes in fair value (i.e. gains or losses) of a derivative instrument depends on whether the Company has designated it, and whether it qualifies, as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. The Company had no fair value hedges or hedges of a net investment in foreign operations as of December 31, 2009 or as of December 31, 2008. For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that are attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (i.e. in “interest expense ”when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative changes in the present value of future cash flows of the hedged item, if any, is recognized in the realized and unrealized gain (loss) on derivatives in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in realized and unrealized gain (loss) on derivatives in the current earnings during the period of change. Income and/or expense from interest rate swaps are recognized as an adjustment to interest expense. The Company accounts for income and expense from interest rate swaps over the period to which the payments and/or receipts relate.
(o) Recent Accounting Pronouncements
In July 2009, the FASB’s ASC became the single, official source of authoritative, non-governmental GAAP in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission (the “SEC”). This guidance is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of this guidance for the year ended December 31, 2009. The Company’s accounting policies were not affected by the conversion to the ASC. However, references to specific accounting standards have been changed to refer to the appropriate section of the ASC.
In December 2007, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly SFAS 160). The guidance clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of stockholders’ equity. This guidance was effective for the Company’s fiscal year beginning January 1, 2009. The Company has adopted this guidance in its consolidated financial statements for the year ended December 31, 2009. See Note 11 for disclosure regarding its impact on the consolidated financial statements.

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
In April 2009, the FASB issued guidance now incorporated in ASC Topic 825 “Financial Instruments” (formerly FSP SFAS 107-1). The guidance requires that the fair value disclosures required for financial instruments be included in interim financial statements. In addition, the guidance requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period. The guidance was effective for the Company’s year ended December 31, 2009. This pronouncement is related to disclosure only and did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued guidance now incorporated in ASC Topic 855 “Subsequent Events” (formerly SFAS 165). This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. Among other items, the guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company has adopted this guidance in its consolidated financial statements for the year ended December 31, 2009. See Note 17 for disclosure.
In June 2009, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly SFAS 167) amending the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requiring enhanced disclosures to provide more information about a company’s involvement in a variable interest entity. This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently reviewing the impact of the guidance on its consolidated financial statements.
Note 2. Housing and Land Inventory
Housing and land inventory includes homes completed under construction and lots ready for construction, model homes and land under and held for development, which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	December 31
	2009	2008
Housing inventory	$359,132	$440,394
Model homes	32,542	54,165
Land and land under development	418,155	452,316

	$809,829	$946,875

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
The Company capitalizes interest which is expensed as housing units and building lots are sold. For the years ended December 31, 2009, 2008 and 2007, interest incurred and capitalized by the Company was $36.5 million, $57.8 million and $58.3 million, respectively. Capitalized interest expensed as direct cost of sales for the same periods was $24.0 million, $29.1 million and $34.3 million, respectively.
For the year ended December 31, 2009, the challenging housing market conditions continued. Rising unemployment, increased foreclosures and more stringent credit standards continued to present challenges for the housing industry to generate increased sales. During 2009, the Company recognized $11.2 million of impairment charges related to housing and land inventory the Company directly owns (2008 — $97.4 million). The $11.2 million in impairment charges were on lots located in Southland / Los Angeles, Washington D.C. Area and Other reportable segments. See Note 16 for additional disclosure.
In the ordinary course of business, the Company has entered into a number of option contracts to acquire land or lots in the future in accordance with specific terms and conditions. Under these option agreements, the Company will advance deposits to secure the right to purchase land or lots at a future point in time. The Company has evaluated its option contracts and determined that, for those entities considered to be VIEs, it is the primary beneficiary of options with an aggregate exercise price of $25.4 million (December 31, 2008 — $3.3 million) and which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in accounts payable and other liabilities of $25.4 million (2008 — $3.3 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.
Housing and land inventory includes non-refundable deposits and other entitlement costs totaling $42.6 million (December 31, 2008 — $59.3 million) in connection with options that are not required to be consolidated in terms of the guidance incorporated in ASC Topic 810 “Consolidation” (formerly FIN 46R). The total exercise price of these options is $156.9 million (December 31, 2008 — $277.8 million) including the non-refundable deposits identified above. The number of lots which the Company has obtained an option to purchase, excluding those already consolidated and those held through unconsolidated entities and their respective dates of expiry and their exercise price follows:

	Number	Total Exercise
Year of Expiry	of Lots	Price
2010	196	$23,194
2011	555	20,942
Thereafter	5,528	112,764

	6,279	$156,900

During the year ended December 31, 2009, the Company wrote-off $1.4 million (December 31, 2008 — $17.7 million) primarily related to unentitled lot option agreements on various lots which the Company is no longer pursuing. In addition, during the year ended December 31, 2009, the company wrote-off $3.2 million related to a refundable lot option deposit, previously included in accounts receivable and other assets.
Investments in unconsolidated entities includes $27.0 million of the Company’s share of non-refundable deposits and other entitlement costs in connection with 1,987 lots under option. The Company’s share of the total exercise price of these options is $88.0 million.
The Company holds agreements for a further 4,596 acres of longer term land, with non-refundable deposits and other entitlement costs of $7.0, million which is included in housing and land inventory that may provide additional lots upon obtaining entitlements with an aggregate exercise price of $36.0 million. However, given that the Company is in the initial stage of land entitlement, the Company has concluded at this time that the level of uncertainty in entitling these properties does not warrant including them in the above totals. During 2009, included in impairments of housing and land inventory and write-off of option deposits are write-offs of $7.7 million related to 500 acres of longer-term land which the Company is no longer pursuing.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Note 3. Investments in Unconsolidated Entities
The Company participates in a number of unconsolidated entities in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the unconsolidated entities follows:

	December 31
	2009	2008
Assets
Housing and land inventory	$235,864	$310,026
Other assets	6,722	9,242

	$242,586	$319,268

Liabilities and Equity
Project specific financings	$52,175	$62,583
Accounts payable and other liabilities	14,082	15,840
Equity
Brookfield Homes interest	92,477	105,261
Others’ interest	83,852	135,584

	$242,586	$319,268

Revenue and Expenses
Revenue	$12,663	$21,547
Cost of sales	(13,414)	(15,581)
Other expense	(4,081)	(2,548)

Net (loss) / income	$(4,832)	$3,418

Company’s share of net income	$1,331	$3,302

Impairment of investments in unconsolidated entities	$(12,995)	$(37,863)

In reporting the Company’s share of net income / (loss), all inter-company profits or losses from unconsolidated entities are eliminated on lots purchased by the Company from the unconsolidated entities. For the year ended December 31, 2009, the difference between the Company’s share of the loss of its investments in unconsolidated entities for the year ended December 31, 2009 and equity in earnings from unconsolidated entities primarily arises from differences in accounting policies followed by unconsolidated entities.
During the year ended December 31, 2009, in accordance with ASC Topic 323 “Investments — Equity Method and Joint Ventures” (formerly Accounting Position Bulletin 18) and ASC Topic 360 “Property, Plant and Equipment” (formerly SFAS 144), the Company recognized impairment charges of $3.8 million related primarily to two unconsolidated entities in the Washington D.C. Area as a result of continued deterioration in these projects which resulted in the carrying value of the Company’s investment in these unconsolidated entities exceeding the estimated fair value. Also, during the year ended December 31, 2009, the lender foreclosed on a property related to an unconsolidated entity in the Inland Empire of California in the San Diego / Riverside reportable segment. The Company had provided the lender a several guarantee for 50% of the debt outstanding on the property and had previously accrued $18.0 million related to this several guarantee. As a result of the lender foreclosing on the property during the year ended December 31, 2009, the Company had accrued an additional $9.2 million related to this property, which has been reclassified from accounts payable and other liabilities to revolving and other financings as a result of loan repayment terms being finalized with the lender. The $9.2 million expense is included in impairments of investments in unconsolidated entities. At the foreclosure sale held later during the year ended December 31, 2009, the Company acquired the entire property for $17.1 million.
As described in Note 1(c), unconsolidated entities in which the Company has a non-controlling interest are accounted for using the equity method. In addition, the Company has performed an evaluation of its existing unconsolidated entity relationships by applying the provisions of ASC Topic 810 “Consolidation” (formerly SFAS 160).

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
The Company and/or its unconsolidated entity partners have provided varying levels of guarantees of debt in its unconsolidated entities. At December 31, 2009, the Company had completion guarantees of $7.9 million (December 31, 2008 — $10.5 million), limited maintenance guarantees of $15.3 million (December 31, 2008 — $12.1 million) and recourse guarantees of nil (December 31, 2008 — $35.8 million) with respect to debt in its unconsolidated entities.
Note 4. Receivables and Other Assets
The components of receivables and other assets included in the Company’s balance sheet are summarized as follows:

	December 31
	2009	2008
Taxes receivable	$40,002	$64,292
Proceeds and escrow receivables	1,414	3,731
Refundable deposits	4,815	7,560
Prepaid expenses	2,970	4,649
Miscellaneous receivables	7,686	8,231
Other assets	4,857	3,870

	$61,744	$92,333

Note 5. Restricted Cash
At December 31, 2009, the Company had restricted cash of $7.5 million (December 31, 2008 — nil). During the year ended December 31, 2009, the Company entered into a total return swap transaction (see Note 14(f)) which requires the Company to maintain cash deposits as collateral equivalent to 1,022,987 shares at $7.31 per share, the prevailing share price at the date of the transaction.
Note 6. Project Specific Financings
Project specific financings of $231.6 million (2008 — $433.6 million) are revolving in nature, bear interest at floating rates with a weighted average rate of 4.2% as at December 31, 2009 (December 31, 2008 — 4.0%) and are secured by housing and land inventory. The weighted average rate was calculated as of the end of each period, based upon the amount of debt outstanding and the related interest rates applicable on that date.
Project specific financings also includes nil (December 31, 2008 — $3.1 million) of mortgage finance loans. See Note 14(g) for further discussion.
Interest rates charged under project specific financings include LIBOR and prime rate pricing options. The maximum amount of borrowings during the years ended December 31, 2009, 2008 and 2007 was $433.6 million, $644.6 million and $644.6 million, respectively. The average borrowings during 2009, 2008 and 2007 were $348.0 million, $546.9 million and $610.6 million, respectively.
Project specific financings mature as follows: 2010 — $143.9 million; 2011 — $78.8 million; and 2012 — $8.9 million.
The Company’s project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of the Company, to maintain a tangible net worth of at least $250.0 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth of no greater than 2.50 to 1. As of December 31, 2009, the Company was in compliance with all its covenants.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Note 7. Revolving and Other Financings
Revolving and other financings of $150.0 million (December 31, 2008 — $315.0 million) consist of amounts drawn on two unsecured revolving credit facilities due to subsidiaries of the Company’s largest stockholder, Brookfield Asset Management Inc.
During April 2009, the revolving operating facility was reduced to an amount not to exceed $100.0 million, the maturity was extended to December 2011, the interest rate was increased to LIBOR plus 3.5% per annum and the covenants for Brookfield Homes Corporation were amended to maintain a minimum stockholders’ equity of $300.0 million and a consolidated net debt to book capitalization ratio of no greater than 70%. At December 31, 2009, this facility was fully drawn. During the years ended December 31, 2009, 2008 and 2007, interest of $6.1 million, $13.7 million and $15.0 million, respectively, was incurred related to this facility.
The revolving acquisition and operating facility was entered into during February 2009, initially bearing interest at 12% per annum and maturing in December 2012. This facility is available for the acquisition of housing and land assets and for operations. During July 2009, this facility was increased to an aggregate principal amount not to exceed $100.0 million and includes covenants which require Brookfield Homes Holdings Inc. to maintain a minimum stockholders’ equity of $300.0 million and a consolidated net debt to book capitalization ratio of no greater than 70%. At December 31, 2009, $50.0 million had been drawn on this facility. During the year ended December 31, 2009, interest of $3.5 million was incurred related to this facility.
As of December 31, 2009, the Company was in compliance with all its covenants in respect of these facilities.
Note 8. Accounts Payable and Other Liabilities
The components of accounts payable and other liabilities included in the Company’s balance sheet are summarized as follows:

	December 31
	2009	2008
Trade payables and cost to complete accruals	$37,518	$41,247
Warranty costs (Note 14 (c))	13,126	13,123
Customer deposits	3,357	1,347
Stock-based compensation (Note 10)	5,878	5,328
Loans from other interests in consolidated subsidiaries	17,118	16,469
Accrued and deferred compensation	3,268	15,454
Swap contracts (Note 14 (e) and (f))	14,192	25,809
Several guarantee (Note 3)	—	18,000
Consolidated land option contracts (Note 2)	25,434	3,328
Other	2,299	6,215

	$122,190	$146,320

Note 9. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The differences that give rise to the net deferred tax asset are as follows:

	December 31
	2009	2008
Differences relating to housing and land inventory	$23,388	$38,761
Compensation deductible for tax purposes when paid	2,641	6,055
Differences related to derivative instruments	5,235	9,793
Loss carry-forwards	8,848	4,829

	$40,112	$59,438

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
The Company recognizes interest and penalties accrued related to unrecognized tax benefits / obligations in income tax (recovery) / expense.
The Company has computed the tax provisions for the periods presented based upon accounting income, adjusted for expenses that are not deductible for tax purposes. The (recovery) / provision for income taxes for each of the three years ended December 31, 2009, 2008 and 2007 are as follows:

	December 31
	2009	2008	2007
Current	$(39,460)	$(67,366)	$(68,730)
Deferred	19,326	(3,495)	(3,228)

Income tax recovery	$(20,134)	$(70,861)	$(71,958)

A reconciliation of the statutory income tax rate and the effective rate follows:

	December 31
	2009	2008	2007
Statutory federal rate	35.0%	35.0%	35.0%
State income tax	3.0%	3.0%	1.0%
Uncertain tax liability reversals	2.9%	—	91.4%
Other	1.2%	—	0.3%

Effective rate	42.1%	38.0%	127.7%

In accordance with the provisions of ASC Topic 740, the Company assesses, at each reporting period, its ability to realize its deferred tax assets. In determining the need for a valuation allowance, the Company considered the following significant factors: an assessment of recent years’ profitability and losses, adjusted to reflect the effects of changes to the Company’s capital structure that have resulted in a significant reduction to the amount of interest-bearing debt; the Company’s expectation of profits based on margins and volumes expected to be realized (which are based on current pricing and volume trends) and including the effects of reduced interest expense due to the reduction in the amount of interest-bearing debt; the financial support of the Company’s largest stockholder as evidenced by the credit facilities in place; the long period of 10 to 20 years or more in all significant operating jurisdictions before the expiry of net operating losses, noting further that a substantial portion of the deferred tax asset is composed of deductible temporary differences that are not subject to an expiry period until realized under tax law. The Company’s loss carry-forwards of $8.8 million expire between the years 2028 and 2029 based on the more likely than not standard in the guidance and the weight of available evidence, the Company does not believe a valuation allowance against its deferred tax assets is necessary and however, the recognition of deferred tax assets is based upon an estimate of future results and differences between the expected and actual financial performance of the Company could require all or a portion of the deferred tax assets to be expensed. The Company will continue to evaluate the need for a valuation allowance in future reporting periods.
During the year ended December 31, 2009, the Company had not incurred any tax-related interest or penalties (2008 — nil). For the year ended December 31, 2009, the Company reversed $1.4 million of uncertain tax liabilities relating to one State in which the Company operates as a result of the completion of a tax examination. The statute of limitations for the Company’s major tax jurisdictions remain open for examination for fiscal years 2005 through 2008.
Note 10. Stock-Based Compensation
Option Plan
Brookfield Homes grants options to purchase shares of the Company’s common stock at the market price of the shares on the day the options are granted. In March 2009, the Company’s stockholders approved the Brookfield Homes 2009 stock option plan, under which a maximum of 3.0 million shares is authorized for issuance. No further awards will be made under the Company’s stock option plan that was adopted in November 2002.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
During the year ended December 31, 2009, the Company’s existing stock option awards made under the 2002 stock option plan were modified to eliminate the cash feature. As a result, the stock options outstanding at the time of the amendment were reclassified from accounts payable and other liabilities to additional paid-in-capital. The stock options vested at the time of the amendment were reclassified at their fair value of $0.1 million on the date the revised stock option plan became effective. The significant weighted average assumptions relating to the valuation of the Company’s stock options at the time of modification were as follows:

2009
Dividend yield	0.0%
Volatility rate	74%
Risk-free interest rate	0.0% — 2.6%
Expected option life (years)	0 — 6.5

The fair value of each of the Company’s stock option awards is estimated at the grant date using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock option awards is expensed over the vesting period of the stock options. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option award granted. The Company uses historical data to estimate stock option exercises and forfeitures within its valuation model. The expected term of stock option awards granted for some participants is derived from historical exercise experience under the Company’s share-based payment plan and represents the period of time that stock option awards granted are expected to be outstanding. The expected term of stock options granted for the remaining participants is derived by using the simplified method.
During the year ended December 31, 2009, the Company granted a total of 1,670,000 new stock options to eligible employees of which 1,000,000 options were subject to cliff vesting and 670,000 options were subject to graded vesting. The significant weighted average assumptions relating to the valuation of the Company’s stock options granted during the years ended December 31, 2009 subject to cliff vesting are as follows:

2009
Dividend yield	0.0%
Volatility rate	74%
Risk-free interest rate	2.4%
Expected option life (years)	5.0

The significant weighted average assumptions relating to the valuation of the Company’s stock options granted during the years ended December 31, 2009 and 2008 subject to graded vesting are as follows:

	2009	2008
Dividend yield	0.0%	0.0%
Volatility rate	74%	72%
Risk-free interest rate	2.9%	0.0 — 2.3%
Expected option life (years)	7.5	0 — 6.5

The total compensation recognized in income related to the Company’s stock options during the years ended December 31, 2009, 2008 and 2007 was expense of $0.5 million, income of $1.5 million and income of $5.7 million, respectively.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
The following table sets out the number of common shares that employees of the Company may acquire under options granted under the Company’s stock option plans:

	December 31, 2009		December 31, 2008		December 31, 2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Per Common		Per Common		Per Common
		Share Exercise		Share Exercise		Share Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	875,000	$30.57	782,319	$30.11	678,051	$21.02
Granted	1,670,000	2.65	210,000	$15.90	260,000	$36.41
Exercised	(25,000)	2.65	(117,319)	$1.28	(155,732)	$1.06
Cancelled	(365,000)	24.92	—	—	—	—

Outstanding, end of year	2,155,000	10.21	875,000	$30.57	782,319	$30.11

Options exercisable, end of year	339,200	$29.35	304,400	$30.39	256,919	$18.15

The weighted average grant date fair value of options granted during 2009 was $1.74 per option compared to $6.65 per option in 2008. The intrinsic value of options exercised during 2009 and 2008 was $0.1 million and $1.0 million, respectively. Shares were issued out of treasury stock for 25,000 options exercised during the year. At December 31, 2009, the aggregate intrinsic value of options currently exercisable is $0.3 million and the aggregate intrinsic value of options outstanding is $0.3 million. A summary of the status of the Company’s unvested options included in equity as of December 31, 2009 and changes during the year ended December 31, 2009 is as follows:

	December 31, 2009
		Weighted
		Average Fair
	Shares	Value Per Share
Unvested options reclassified to equity from accounts payable and other liabilities	570,600	$0.24
Granted	1,670,000	1.74
Vested	(200,800)	0.42
Cancelled	(224,000)	0.93

Unvested options outstanding, December 31, 2009	1,815,800	$1.51

At December 31, 2009, there was $2.0 million of unrecognized compensation expense related to unvested options, which is expected to be recognized over a weighted average period of approximately 3.6 years.
The following table summarizes information about stock options held by employees of the Company outstanding at December 31, 2009:

	Options	Weighted	Options Exercisable
	Outstanding at	Average	at
	December	Remaining	December
Exercise Prices Per Share	31, 2009	Contract Life	31,2009
$1.74	46,000	3.2	46,000
$21.94	70,000	4.2	70,000
$36.25	94,000	5.2	75,200
$52.00	90,000	6.2	54,000
$36.41	160,000	7.2	64,000
$15.90	150,000	8.2	30,000
$2.65	1,545,000	9.2	—

	2,155,000	7.5	339,200

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Deferred Share Unit Plans
The Company has adopted a Deferred Share Unit Plan (“DSUP”) under which certain of its executive officers and directors may, at their option, receive all or a portion of their annual bonus awards or retainers, respectively, in the form of deferred share units. The annual awards are convertible into units based on the closing price of the Company’s shares on the New York Stock Exchange on the date of the award. The portion of the annual bonus award elected by an officer to be received in units may be increased by a factor of up to two times for purposes of calculating the number of units to be allocated under the plan. The deferred share unit plan also permits the Compensation Committee to award deferred share units to the Company’s executives in order to further align the recipients’ interests with those of our stockholders. An executive or director who holds units will receive additional units as dividends are paid on shares of the Company’s common stock, on the same basis as if the dividends were reinvested. The units vest over a five year period and participants are allowed to redeem the units only upon ending their employment with the Company through retirement, resignation, termination or death. The cash value of the units, when redeemed, will be equivalent to the market value of an equivalent number of shares of the Company’s common stock on such date.
In addition, the Company has adopted a Senior Operating Management Deferred Share Unit Plan (“MDSUP”) under which certain senior operating management employees receive a portion of their annual compensation in the form of deferred share units.
The DSUP and the MDSUP provide that no shares of the Company’s common stock will be issued, authorized, reserved, purchased or sold at any time in connection with units allocated and under no circumstances are units considered shares of common stock, or entitle any participant to the exercise of any other rights arising from the ownership of shares of common stock. As of December 31, 2009, the Company had granted 1,190,151 units under the DSUP of which 862,734 were outstanding at December 31, 2009, and of which 470,180 units are vested and 392,554 units vest over the next five years. As of December 31, 2009, the Company had granted 73,375 units under the MDSUP, all of which were outstanding at December 31, 2009. The liability of $5.9 million (December 31, 2008 — $5.0 million) related to the DSUP and MDSUP is included in accounts payable and other liabilities. The financial statement impact relating to the DSUP and MDSUP for the years ended December 31, 2009, 2008 and 2007 was expense of $3.4 million, income of $5.6 million and income of $12.4 million, respectively. Compensation recognized in income will fluctuate based on the year end share price. The following table sets out the number of deferred share units that executive officers, directors and senior operating management employees of the Company may redeem under the Company’s DSUP and MDSUP:

December 31, 2009
Outstanding, January 1, 2009	867,257
Granted	264,152
Exercised	(183,104)
Cancelled	(12,196)

Outstanding, December 31, 2009	936,109

Deferred Share Units Vested, December 31, 2009	543,555

Note 11. Other Interests in Consolidated Subsidiaries and Noncontrolling Interest
Other interests in consolidated subsidiaries includes ownership interests of certain business unit presidents of the Company totaling $47.0 million (December 31, 2008 — $49.8 million). In the event a business unit president (“Minority Member”) of the Company is no longer employed by an affiliate of the Company, the Company has the right to purchase the Minority Member’s interest and the Minority Member has the right to require the Company to purchase their interest. Should such rights be exercised, the purchase price will be based on the then estimated bulk sales value of the business units’ net assets.
The following table reflects the changes in the Company’s other interests in consolidated subsidiaries for the year ended December 31, 2009 and 2008:

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)

	December 31
	2009	2008
Other interests in consolidated subsidiaries, beginning of year	$49,839	$52,946
Net loss attributable to other interests in consolidated subsidiaries	(4,316)	(17,622)
Contributions from other interests in consolidated subsidiaries	1,488	14,515

Other interests in consolidated subsidiaries, end of year	$47,011	$49,839

Noncontrolling interest includes third party investments in unconsolidated entities of $7.3 million (December 31, 2008 — $2.9 million). During the year ended December 31, 2009, the Company began to consolidate an additional entity, which was previously accounted for using the equity method in accordance with ASC Topic 323 “Investments — Equity Method and Joint Ventures.” The Company now has the ability to exercise control over the operating decisions of the entity and has contributed more than half of the subordinated financial support. The Company has accounted for its additional interest in this entity as a step acquisition. The purchase price has been allocated to housing and land inventory and the purchase price approximates the fair value of the additional interest obtained at acquisition.
As a result of this acquisition, the impact to the Company’s consolidated balance sheet is as follows:

December 31
2009
Increase in housing and land inventory	14,521
Decrease in investment in unconsolidated entities	(9,604)
Increase in accounts payable and other liabilities	(51)
Increase in other interests in consolidated subsidiaries	(4,866)
In accordance with ASC Topic 810 “Consolidation” (formerly SFAS 160), on a retrospective basis, noncontrolling interest has been classified as a component of total equity and the net loss on the consolidated statements of operations has been adjusted to include the net loss attributable to noncontrolling interest which for the year ended December 31, 2009 was $0.4 million (2008 — nil) and other interests in consolidated subsidiaries which for the year ended December 31, 2009 was $4.3 million (2008 — $17.6 million, respectively).
Note 12. Stockholders’ Equity
(a) Preferred Stock — The Company granted rights to its common stockholders of record on April 3, 2009 to subscribe for 10,000,000 shares of 8% convertible preferred stock, par value $0.01 per share at a subscription price of $25 per share. On April 27, 2009, the stockholders of the Company fully subscribed for the 10.0 million shares of convertible preferred stock. The shares of convertible preferred stock are convertible, at the option of the stockholder, into shares of common stock, at a conversion rate of 3.571428571 shares of common stock per share of convertible preferred stock, which is equivalent to a conversion price of $7.00 per share, subject to future adjustment. Dividends on the convertible preferred stock are fully cumulative, without interest, from the date of original issuance of the convertible preferred stock and will be payable semi-annually in arrears, at the Company’s election, in cash, shares of common stock or a combination of cash and common stock. The convertible preferred stock is perpetual and does not have a maturity date; however, beginning June 30, 2014, if the 90-day volume weighted average market price of the common stock is greater than $14 per share, the Company may, at its option, require all preferred stock to be automatically converted into common shares.
(b) Common Stock — During the year ended December 31, 2009, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 65,000,000 shares to 200,000,000 shares.
(c) Treasury Stock — The Company’s Board of Directors approved a share repurchase program that allows the Company to repurchase in aggregate up to $144.0 million of the Company’s outstanding common shares, of which the remaining amount approved for repurchases at December 31, 2009 was $48.8 million. During the years ended December 31, 2009 and 2008, the Company did not repurchase any shares. During the year ended December 31, 2009, 1,608,567 treasury shares were issued pursuant to a stock dividend paid to the preferred stockholders. This issuance of treasury stock was accounted for on an average cost basis. The difference between the amount of the $10.0 million dividend and the average cost of the treasury shares of $72.8 million issued has been charged to retained earnings.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
(d) Dividends — During the year, the Company’s Board of Directors paid a pro-rated cash dividend of $0.35 per preferred share on June 30, 2009 and a stock dividend of 1,608,567 common shares utilizing treasury stock, to the preferred stockholders on December 31, 2009. There were no preferred stock dividends in arrears for the year ended December 31, 2009. No dividends were paid during the year ended December 31, 2009 relating to the common shares outstanding.
(e) Exercise of Stock Options — During the year ended December 31, 2009, an employee exercised options to purchase a total of 25,000 shares of the Company’s common stock at an average price of $2.65 per share. During the year ended December 31, 2008, certain officers exercised options to purchase a total of 105,319 shares of the common stock at an average price of $1.22 per share. An additional 12,000 options were exercised during the year ended December 31, 2008 using the cash feature.
Note 13. (Loss) / Earnings Per Share
Basic and diluted (loss) / earnings per share attributable to Brookfield Homes Corporations’ common stockholders for the years ended December 31, 2009, 2008 and 2007 were calculated as follows:

	Years Ended December 31
	2009	2008	2007
Numerator:
Net (loss) / income attributable to Brookfield Homes Corporation	$(27,709)	$(115,615)	$15,627
Less: Preferred income stock dividends	(13,500)	—	—

Net loss attributable to common stockholders	$(41,209)	$(115,615)	$15,627

Denominator:
Basic average shares outstanding	26,838	26,688	26,627
Dilutive effect of stock options assumed to be exercised	—	—	224

Diluted average shares outstanding	26,838	26,688	26,851

Basic (loss) / earnings per share	$(1.54)	$(4.33)	$0.59

Diluted (loss) / earnings per share	$(1.54)	$(4.33)	$0.58

At December 31, 2009, outstanding options to purchase 2.2 million shares were considered anti-dilutive and were excluded from the computation of diluted earnings per share (December 31, 2008 — 0.9 million). At December 31, 2009, 10.0 million preferred shares convertible into 35.7 million common shares were outstanding and anti-dilutive and were excluded from the computation of diluted earnings per share.
Note 14. Commitments, Contingent Liabilities and Other
(a) The Company, in the normal course of its business, has issued performance bonds and letters of credit pursuant to various facilities which at December 31, 2009, amounted to $120.7 million (December 31, 2008 — $148.3 million, 2007 — $211.9 million) and $8.5 million (December 31, 2008 — $11.6 million, 2007 — $19.3 million), respectively. The majority of these commitments have been issued to municipal authorities as part of the obligations of the Company in connection with the land servicing requirements.
(b) The Company is party to various legal actions arising in the ordinary course of business. Management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
(c) When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the state where the Company conducts business which range up to 10 years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the years ended December 31, 2009, 2008 and 2007:

	2009	2008
Balance, at beginning of year	$13,123	$17,844
Payments made during the year	(2,459)	(7,872)
Warranties issued during the year	2,491	3,151
Adjustments relating to pre-existing warranties	(29)	—

Balance, at end of year	$13,126	$13,123

(d) The Company leases certain facilities under non-cancelable operating leases. Rental expense incurred by the Company amounted to $2.5 million for 2009 (December 31, 2008 — $3.6 million). At December 31, 2009, future minimum rent payments under these operating leases were as follows:

Lease
Payments
2010	$1,837
2011	$1,745
2012	$1,604
2013	$972
Thereafter	$596
(e) The Company is exposed to financial risk that arises from the fluctuations in interest rates. The interest bearing assets and liabilities of the Company are mainly at floating rates and, accordingly, their fair values approximate carrying value. The Company would be negatively impacted, on balance, if interest rates were to increase. From time to time, the Company enters into interest rate swap contracts. As at December 31, 2009, the Company had six interest rate swap contracts outstanding which effectively fixed $200.0 million of the Company’s variable rate debt at an average rate of 7%. The contracts expire between 2010 and 2017. At December 31, 2009, the fair market value of the contracts was a liability of $14.2 million (2008 — liability of $25.6 million) and was included in accounts payable and other liabilities. Income of $11.4 million was recognized during the year ended December 31, 2009 (2008 — expense of $19.4 million) and was included in other income / (expense). All interest rate swaps are recorded at fair market value through the statements of operations because hedge accounting has not been applied. See Note 15 for additional disclosure.
(f) The Company is exposed to financial risk that arises from fluctuations in its common stock price. To hedge against future deferred share unit payments, during July 2008, an equity swap transaction was entered into at an average cost of $12.31 per share on 1,022,987 of the Company’s common shares which matured during July 2009. During July 2009, the equity swap contract matured and a new equity swap transaction was entered into at an average cost of $3.60 per share on 1,022,987 shares, which matured in August 2009. In August 2009, the Company entered into a total return swap transaction at an average cost of $7.31 per share on 1,022,987 shares, maturing in August 2010. At December 31, 2009, the fair market value of the total return swap was an asset of $0.7 million and was included in accounts receivable and other assets (December 31, 2008 — liability of $0.2 million and was included in accounts payable and other liabilities). Income of $3.9 million was recognized during the year ended December 31, 2009 (2008 — expense of $11.3 million) and was included in selling, general and administrative expense which was offset by an expense of $3.9 million and income of $7.1 million. The total return swap is recorded at fair market value and is recorded through the statements of operations because hedge accounting has not been applied. See Note 15 for additional disclosure.
(g) Prior to the second quarter of 2009, the Company offered mortgage brokerage services to its home buying customers in each of its markets. The Company had agreements with various lenders to receive a fee on loans made by the lenders to customers that the Company introduces to the lenders. The Company provided mortgage origination services to its customers in the Washington D.C. Area and did not retain or service the mortgages it originated. The Company customarily sold all of the loans and loan servicing rights that it originated in the secondary market within a month of origination and on a limited recourse basis, generally limited to early payments, defaults, or fraud and misrepresentation. Effective April 1, 2009, the Company no longer originates and sells mortgages.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Note 15. Fair Value Measurements
ASC Topic 820 “Fair Value Measurements and Disclosures” (formerly SFAS 157) provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which requires a company to prioritize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value.
The Company’s financial assets are measured at fair value on a recurring basis and are as follows:

Fair Value Measurements
Using Significant
Observable Inputs (Level 2)
Interest rate swap contracts at December 31, 2009	$(14,192)

The fair value measurements for the interest rate swap contracts are determined based on notional amounts, terms to maturity, and the USD LIBOR rates. The LIBOR rates vary depending on the term to maturity and the conditions set out in the underlying swap agreements.

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Equity swap contracts at December 31, 2009	$674

The fair value measurement for the equity swap contract is determined based on the notional amount, stock price, the number of underlying shares and the three month USD LIBOR rate. The Company performed a sensitivity analysis of the estimated fair value and the impact to the consolidated financial statements using alternative reasonable likely assumptions on December 31, 2009 and the impact to the consolidated financial statements was nominal.
The Company’s non-financial assets measured at fair value on a nonrecurring basis are those housing and land assets and investment in unconsolidated entities for which the Company has recorded an impairment adjustment or a write-off during the year. The table below sets forth information regarding the Company’s fair value measurement method and values basis used to determine fair value for the housing and land inventory impaired during the year. The estimated fair value of housing and land inventory deemed to be impaired by reportable segment as at December 31, 2009 is as follows:

			Fair Value Measurement
	Pre-Impairment	Total	Using Significant
	Amount	Impairment	Unobservable Inputs (Level 3)
Southland / Los Angeles	$16,200	$2,600	$13,600
Washington D.C. Area	9,131	3,558	5,573
Corporate and Other	10,938	5,000	5,938

Total at December 31, 2009	$36,269	$11,158	$25,111

The estimated fair value of investments in unconsolidated entities deemed to be impaired by reportable segment as at December 31, 2009 is a follows:

			Fair Value Measurement
	Pre-Impairment	Total	Using Significant
	Amount	Impairment	Unobservable Inputs (Level 3)
Washington D.C. Area	$6,428	$2,375	$4,053

The fair value measurements for housing and land inventory were determined by comparing the carrying amount of an asset to its expected future cash flows. To arrive at the estimated fair value of housing and land inventory deemed to be impaired during the year ended December 31, 2009, the Company estimated the cash flow for the life of each project. Specifically, project by project, the Company evaluated the margins on homes that have been closed, margins on sales contracts which are in backlog, estimated margins with regard to future home sales over the life of the projects, as well as estimated margins with respect to future land sales. The Company evaluated and continues to evaluate projects where inventory is turning over more slowly than expected or whose average sales price and

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
margins are declining and are expected to continue to decline. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. Such projections generally assume current home selling prices, with cost estimates and sales rates for short-term projects consistent with recent sales activity. For longer-term projects, planned sales rates for 2010 and 2011 assume recent sales activity and normalized sales rates beyond 2011. If the future undiscounted cash flows are less than the carrying amount, the asset is considered to be impaired and is then written down to fair value less estimated selling costs.
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
In light of the market conditions, the Company has reviewed all of its projects for impairment in accordance with the provisions of ASC Topic 360 “Property, Plant and Equipment” (formerly SFAS 144) and ASC Topic 820 “Fair Value Measurements and Disclosures” (formerly SFAS 157). For the year ended December 31, 2009, housing and land inventory on four projects with a carrying amount of $36.3 million was written down to its fair value of $25.1 million, resulting in an impairment charge of $11.2 million, which was included in impairment and write-off of option deposits. For the year ended December 31, 2008, housing and land inventory on 14 projects with a carrying amount of $407.5 million was written down to its fair value of $310.1 million, resulting in an impairment charge of $97.4 million, which was included in impairment and write-offs of option deposits. The lots impaired represent all of the lots within a project that is determined to be impaired.
Note 16. Segment Information
As defined in ASC Topic 280, “Segmented Reporting” the Company has five operating segments. The Company has four reportable segments: Northern California, Southland / Los Angeles, San Diego / Riverside, and the Washington D.C. Area.
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

	Years ended December 31
	2009	2008	2007
Revenues:
Northern California	$102,264	$128,878	$120,684
Southland / Los Angeles	79,125	93,828	205,990
San Diego / Riverside	89,502	86,745	89,556
Washington D.C. Area	93,558	135,416	155,489
Corporate and Other	11,531	4,136	11,635

Total Revenues	$375,980	$449,003	$583,354

	Years ended December 31
	2009	2008	2007
Segment (Loss) / Income:
Northern California	$(6,475)	$(29,213)	$249
Southland / Los Angeles	(4,926)	(18,923)	12,475
San Diego / Riverside	(22,339)	(87,571)	(16,823)
Washington D.C. Area	(11,722)	(33,147)	(40,471)
Corporate and Other	(7,134)	(35,244)	(18,789)

Loss before Income Taxes	$(52,596)	$(204,098)	$(63,359)

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)

	December 31
	2009	2008
Housing and Land Assets: (1)
Northern California	$201,164	$240,469
Southland / Los Angeles	122,504	143,526
San Diego / Riverside	336,458	366,467
Washington D.C. Area	226,768	246,805
Corporate and Other	40,846	58,197

Total	$927,740	$1,055,464

(1)	Consists of housing and land inventory, investments in unconsolidated entities and consolidated land inventory not owned.
The following tables set forth additional financial information relating to the Company’s reportable segments:

	Years Ended December 31
	2009	2008	2007
Impairment of Housing and Land Inventory and Write-offs of Option Deposits:
Northern California	$—	$21,172	$4,700
Southland / Los Angeles	2,600	15,695	3,300
San Diego / Riverside	1,195	42,498	32,982
Washington D.C. Area	12,900	35,759	46,648
Corporate and Other	7,268	—	—

Total	$23,963	$115,124	$87,630

Equity in (Loss) / Earnings from Unconsolidated Entities:
Northern California	$2,382	$—	$7,675
Southland / Los Angeles	—	—	—
San Diego / Riverside	—	1,974	3,832
Washington D.C. Area	(317)	14	302
Corporate and Other	(734)	1,314	936

Total	$1,331	$3,302	$12,745

Impairment of Investments in Unconsolidated Entities:
Northern California	$—	$—	$(7,894)
Southland / Los Angeles	—	—	(7,135)
San Diego / Riverside	(9,243)	(37,863)	—
Washington D.C. Area	(3,435)	—	—
Corporate and Other	(317)	—	—

Total	$(12,995)	$(37,863)	$(15,029)

	December 31
	2009	2008
Investments in Unconsolidated Entities:
Northern California	$—	$—
Southland / Los Angeles	48,050	46,604
San Diego / Riverside	2,694	1,942
Washington D.C. Area	34,971	42,838
Corporate and Other	6,762	13,877

Total	$92,477	$105,261

All revenues are from external customers originates in the United States and all the Company’s assets are in the United States. There were no customers that contributed 10% or more of the Company’s total revenues during the years ended December 31, 2009, 2008 and 2007.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Note 17. Subsequent Events
In accordance with ASC Topic 855, the Company has evaluated subsequent events and transactions up to and including February 18, 2010 and where necessary, has made the appropriate disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2009, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of December 31, 2009, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
There was no change in our internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. We have not identified any material weakness in our internal control over financial reporting.
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
The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Stockholders of Brookfield Homes Corporation
We have audited the internal control over financial reporting of Brookfield Homes Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 18, 2010 expressed an unqualified opinion on those financial statements.
Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
February 18, 2010

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information about our directors and the remaining information called for by this item is incorporated by reference from our 2010 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2010 (120 days after the end of our fiscal year). The following table provides the name, age and position of each of our current executive officers and significant employees.

Name	Age	Position Held
Executive Officers:
Ian G. Cockwell	62	President and Chief Executive Officer
Craig J. Laurie	38	Executive Vice President and Chief Financial Officer
William B. Seith	60	Executive Vice President, Risk Management

Significant Employees:
Stephen P. Doyle	52	President, Brookfield Homes San Diego Holdings LLC
Adrian Foley	47	President, Brookfield Homes Southland Holdings LLC
Robert Hubbell	52	President, Brookfield Washington LLC
John J. Ryan	50	President, Brookfield Homes Bay Area Holdings LLC
Richard T. Whitney	46	President, Brookfield California Land Holdings LLC
Ian Cockwell was appointed President and Chief Executive Officer in October 2002 and has served in various senior executive positions with our company since 1994.
Craig Laurie was appointed Executive Vice President and Chief Financial Officer in October 2008. Mr. Laurie, prior to becoming an employee of the Company, was employed by Brookfield Asset Management LLC, a subsidiary of Brookfield Asset Management Inc. In this capacity, Mr. Laurie served as Chief Financial Officer and Treasurer of Crystal River Capital, Inc., which is externally managed by a subsidiary of Brookfield Asset Management Inc. Mr. Laurie has served as Chief Financial Officer of Crystal River from April 2007 and from June 2003 to March 2007 served as the Chief Financial Officer of Brookfield Properties Corporation, and has held various other positions with Brookfield Asset Management Inc. and associated companies. Mr. Laurie joined Brookfield Asset Management Inc. in 1997 and holds a Chartered Accountant designation.
William Seith was appointed Executive Vice President, Risk Management in October 2002 and has served in various senior executive positions with our company since 1994.
Stephen Doyle was appointed President of our San Diego / Riverside business unit in 1996.
Adrian Foley was appointed President of our Southland / Los Angeles business unit in 2004 and has served in various senior executive positions with our company since 1996.
Robert Hubbell was appointed President of our Washington D.C. Area business unit in 1998 and has served in various senior executive positions with our company since 1990.
John Ryan was appointed President of our San Francisco Bay Area business unit in 1995.
Richard Whitney was appointed President of Brookfield California Land Holdings LLC in 2002 and has served in various senior executive positions with our company since 1994.

Item 11.	Executive Compensation
The information called for by this item is incorporated by reference from our 2010 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2010 (120 days after the end of our fiscal year).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated by reference from our 2010 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2010 (120 days after the end of our fiscal year), except for the information required by this item with respect to equity compensation plans which is set forth under Item 5 of this annual report on Form 10-K and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated by reference from our 2010 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2010 (120 days after the end of our fiscal year).

Item 14.	Principal Accounting Fees and Services
The information called for by this item is incorporated by reference from our 2010 definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2010 (120 days after the end of our fiscal year).
PART IV

Item 15.	Exhibits, Financial Statement Schedules
     (a) The following documents are filed as part of this report:
(i)	Financial Statements: See Item 8 of this report, beginning on page 34.

(ii)	Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have either been incorporated in the consolidated financial statements and accompanying notes or are not applicable to us.

(iii)	Exhibits: Refer to the Exhibit Index to this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of February, 2010.

Brookfield Homes Corporation
By:	/s/ IAN G. COCKWELL
Ian G. Cockwell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT L. STELZL
Robert L. Stelzl	Chairman of the Board	February 19, 2010

/s/ IAN G. COCKWELL
Ian G. Cockwell	President and Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2010

/s/ CRAIG J. LAURIE		February 19, 2010
Craig J. Laurie	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ ROBERT A. FERCHAT
Robert A. Ferchat	Director	February 19, 2010

/s/ J. BRUCE FLATT
J. Bruce Flatt	Director	February 19, 2010

/s/ BRUCE T. LEHMAN
Bruce T. Lehman	Director	February 19, 2010

/s/ ALAN NORRIS
Alan Norris	Director	February 19, 2010

/s/ TIMOTHY R. PRICE	Director	February 19, 2010
Timothy R. Price

/s/ DAVID M. SHERMAN
David M. Sherman	Director	February 19, 2010

/s/ MICHAEL D. YOUNG
Michael D. Young	Director	February 19, 2010

EXHIBIT INDEX

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation — Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

3.2	By-laws — Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

3.3
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant — Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 25, 2009.

3.4
Amended and Restated Certificate of Designations for 8% Convertible Preferred Stock, Series A — Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 24, 2009.

4.1
Description of Common Stock (see Article FOURTH of Exhibit A to Exhibit 3.1) — Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

4.2	Revolving Credit Facility dated June 12, 2006 — Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.

4.3	Amendment to Revolving Credit Facility dated March 5, 2007 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2007.

4.4	Amendment to Revolving Credit Facility dated October 11, 2007 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 17, 2007.

4.5	Amendment to Revolving Credit Facility dated February 7, 2008 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2008.

4.6	Amendment to Revolving Credit Facility dated July 23, 2008 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2008.

4.7	Amendment to Revolving Credit Facility dated October 8, 2008 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 10, 2008.

4.8
Amendment to Revolving Credit Facility dated December 17, 2008 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 19, 2008.

4.9	Amendment to Revolving Credit Facility dated January 27, 2009 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2009.

4.10	Amendment to Revolving Credit Facility dated April 30, 2009 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2009.

4.11
Loan Agreement dated February 26, 2009 between Brookfield Homes Holdings Inc. and Brookfield (US) Corporation — Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009.

4.12
Loan Agreement Amendment dated May 21, 2009 between Brookfield Homes Holdings Inc. and Brookfield (US) Corporation — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 26, 2009.

4.13
Loan Agreement Amendment dated July 31, 2009 between Brookfield Homes Holdings Inc. and Brookfield (US) Corporation — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 5, 2009.

4.14*	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments.

10.1	License Agreement — Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

10.2†	Form of Stock Option Plan — Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

10.3†	Management Services Agreement — Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 6, 2009.

10.4†	2009 Stock Option Plan Award Letter — Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 6, 2009.

10.5†	Departure Agreement — Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 13, 2009.

10.6†	2009 Stock Option Plan — Incorporated by reference to Appendix B of the Registrant’s Schedule 14A filed with the Commission on February 19, 2009.

10.7†*	Deferred Share Unit Plan.

21.1	List of Subsidiaries — Incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Rule 13a-14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.

31.2*	Rule 13a-14(a) certification by Craig Laurie, Executive Vice President and Chief Financial Officer.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

†	Executive Officers management contract or compensatory plan or arrangement
Copies of certain of the exhibits filed with or incorporated by reference into this annual report on Form 10-K do not accompany copies of this annual report on Form 10-K made available to our stockholders. We will furnish a copy of any of such exhibits to any stockholder requesting the same.