Form 10-Q
period 2010-03-31
BROOKFIELD HOMES CORP
filed 2010-05-10
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
As of May 6, 2010 the registrant had outstanding 28,424,299 shares of its common stock, $0.01 par value per share.

INDEX
BROOKFIELD HOMES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		March 31,	December 31,
	Note	2010	2009

Assets
Housing and land inventory	2, 14	$815,017	$809,829
Investments in unconsolidated entities	3	95,921	92,477
Consolidated land inventory not owned	2	25,386	25,434
Receivables and other assets	4	26,609	61,744
Restricted cash	5	7,485	7,485
Deferred income taxes	9	39,027	40,112

		$1,009,445	$1,037,081

Liabilities and Equity
Project specific financings	6	$240,446	$231,567
Other revolving financings	7	125,000	150,000
Accounts payable and other liabilities	8	117,134	122,190

Total liabilities		482,580	503,757

Other interests in consolidated subsidiaries	11	43,194	47,011

Commitments, contingent liabilities and other	13	—	—
Preferred stock — 10,000,000 shares authorized, 10,000,000 shares issued (December 31, 2009 — 10,000,000 shares authorized, 10,000,000 shares issued)		249,688	249,688
Common stock — 200,000,000 shares authorized, 32,073,781 shares issued (December 31, 2009 — 32,073,781 shares issued)		321	321
Additional paid-in-capital		142,219	142,106
Treasury stock, at cost — 3,649,482 shares (December 31, 2009 — 3,671,482 shares)		(166,062)	(166,113)
Retained earnings		250,191	252,994
Noncontrolling interest	11	7,314	7,317

Total equity		483,671	486,313

		$1,009,445	$1,037,081

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		(Unaudited)
		Three Months Ended
		March 31,
	Note	2010	2009
Revenue
Housing		$41,765	$35,361
Land		3,666	1,818

		45,431	37,179

Direct Cost of Sales
Housing		(35,819)	(31,640)
Land		(2,887)	(1,652)
Impairment of housing and land inventory and write-off of option deposits	2	—	(3,900)

		6,725	(13)
Selling, general and administrative expense		(12,501)	(11,729)
Equity in earnings from unconsolidated entities	3	686	2,359
Impairment of investments in unconsolidated entities	3	—	(11,618)
Other (expense) / income	13(c)	(219)	2,445

Loss Before Income Taxes		(5,309)	(18,556)
Income tax recovery		1,718	6,319

Net Loss		(3,591)	(12,237)
Less net loss attributable to noncontrolling interest and other interests in consolidated subsidiaries	11	788	1,928

Net Loss attributable to Brookfield Homes Corporation		$(2,803)	$(10,309)

Loss Per Share Attributable to Brookfield Homes Corporation Common Shareholders
Basic	12	$(0.27)	$(0.39)
Diluted	12	$(0.27)	$(0.39)

Weighted Average Common Shares Outstanding (in thousands)
Basic	12	28,406	26,769
Diluted	12	28,406	26,769
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Three Months Ended
	March 31,
	2010	2009

Common Stock	$321	$321

Preferred Stock	249,688	—

Additional Paid-in-Capital
Opening balance	142,106	141,286
Adjustment to stock-based compensation plan	—	145
Stock option compensation costs	113	191

Ending balance	142,219	141,622

Treasury Stock
Opening balance	(166,113)	(238,957)
Stock option exercises	51	—

Ending balance	(166,062)	(238,957)

Retained Earnings
Opening balance	252,994	356,981
Net loss attributable to Brookfield Homes Corporation	(2,803)	(10,309)

Ending balance	250,191	346,672

Total Brookfield Homes Corporation Equity	$476,357	$249,658

Noncontrolling Interest
Opening balance	$7,317	$2,888
Net loss attributable to non-controlling interest	(3)	—
Distributions	—	(2)

Ending balance	$7,314	$2,886

Total Equity	$483,671	$252,544

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
Cash Flows From / (Used in) Operating Activities
Net loss	$(3,591)	$(12,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Undistributed income from unconsolidated entities	(693)	(2,350)
Deferred income taxes	1,085	(6,319)
Impairment of housing and land inventory and write-off of option deposits	—	3,900
Impairment of investments in unconsolidated entities	—	11,618
Stock option compensation costs	113	191
Other changes in operating assets and liabilities:
Decrease in receivables and other assets	35,135	62,793
Increase in housing and land inventory	(8,538)	(11,399)
Decrease in accounts payable and other liabilities	(2,107)	(21,521)

Net cash provided by operating activities	21,404	24,676

Cash Flows (Used In) / From Investing Activities
Investments in unconsolidated entities	(4,139)	(1,085)
Distribution from unconsolidated entities	6	166

Net cash used in investing activities	(4,133)	(919)

Cash Flows (Used in) / From Financing Activities
Net borrowings / (repayments) under project specific financings	8,879	(27,058)
Net (repayments) / borrowings under other revolving financings	(25,000)	3,026
Distributions to noncontrolling interest and other interests in consolidated subsidiaries	(1,535)	(28)
Contributions from noncontrolling interest and other interests in consolidated subsidiaries	334	303
Exercise of stock options	51	—

Net cash used in financing activities	(17,271)	(23,757)

Increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Supplemental Cash Flow Information
Interest paid	$8,302	$9,989
Income taxes recovered	$39,446	$58,817
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
These unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the consolidated accounts of Brookfield Homes and its subsidiaries and investments in unconsolidated entities and variable interest entities in which the Company is the primary beneficiary.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Since they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, they should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments necessary for fair presentation of the accompanying unaudited consolidated financial statements have been made.
The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
(b)     Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now incorporated in Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (formerly SFAS 167) amending the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requiring enhanced disclosure to provide more information about a company’s involvement in a variable interest entity. This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company has adopted this guidance in its unaudited consolidated financial statements for the period ended March 31, 2010. See Notes 2 and 3 for additional disclosure.
Note 2.     Housing and Land Inventory
Housing and land inventory includes homes completed and under construction and lots ready for construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	March 31,	December 31,
	2010	2009
Housing inventory	$360,953	$359,132
Model homes	32,469	32,542
Land and land under development	421,595	418,155

	$815,017	$809,829

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three months ended March 31, 2010 and 2009, interest incurred and capitalized by the Company was $8.0 million and $10.0 million, respectively. Capitalized interest expensed as direct cost of sales for the same periods was $3.9 million and $2.5 million, respectively.
No impairment charges were recognized related to housing and land inventory the Company directly owned during the three months ended March 31, 2010 (March 31, 2009 — $3.9 million).
In the ordinary course of business, the Company has entered into a number of option contracts to acquire land or lots in the future in accordance with specific terms and conditions and the Company will advance deposits to secure these rights. Effective for the Company’s fiscal year beginning January 1, 2010, the Company is no longer required to follow quantitative guidance determining the primary beneficiary of a variable interest entity (“VIE”), but is required by ASC 810 “Consolidation” to qualitatively assess whether it is the primary beneficiary based on whether it has the power over the significant activities of the VIE and an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company has evaluated its option contracts in accordance with this revised guidance and determined that for those entities considered to be VIEs, it is the primary beneficiary of options with an aggregate exercise price of $25.4 million (December 31, 2009 — $25.4 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase, with an increase in accounts payable and other liabilities of $25.4 million (December 31, 2009 — $25.4 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.
Housing and land inventory includes non-refundable deposits and other entitlement costs totaling $43.8 million (December 31, 2009 — $42.6 million) in connection with options that are not required to be consolidated in terms of the guidance incorporated in ASC Topic 810 “Consolidation” (formerly FASB Interpretation (“FIN”) No. 46(R)). The total exercise price of these options is $146.5 million (December 31, 2009 — $156.9 million), including the non-refundable deposits and other entitlement costs identified above. The number of lots which the Company has obtained an option to purchase, excluding those already consolidated and those held through unconsolidated entities and their respective dates of expiry and aggregate exercise prices follow:

	Number	Total
Year of Expiry	of Lots	Exercise Price
2010	179	$12,758
2011	555	20,942
Thereafter	5,528	112,764

	6,262	$146,464

Investments in unconsolidated entities include $27.4 million of the Company’s share of non-refundable deposits and other entitlement costs in connection with 1,987 lots under option. The Company’s share of the total exercise price of these options is $88.0 million.
The Company holds agreements for a further 4,417 acres of longer term land, with non-refundable deposits and other entitlement costs of $7.3 million, which is included in housing and land inventory that may provide additional lots upon obtaining entitlements with an aggregate exercise price of $36.0 million. However, given that the Company is in the initial stage of land entitlement, the Company has concluded at this time that the level of uncertainty in entitling these properties does not warrant including them in the above totals.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 3.     Investments in Unconsolidated Entities
The Company participates in nine unconsolidated entities in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the unconsolidated entities follows:

	March 31,	December 31,
	2010	2009
Assets
Housing and land inventory	$238,860	$235,864
Other assets	6,453	6,722

	$245,313	$242,586

Liabilities and Equity
Project specific financings	$48,898	$52,175
Accounts payable and other liabilities	14,351	14,082
Equity
Brookfield Homes’ interest	95,921	92,477
Others’ interest	86,143	83,852

	$245,313	$242,586

	Three Months Ended
	March 31,
	2010	2009
Revenue and Expenses
Revenue	$3,140	$2,818
Cost of sales	(4,385)	(2,459)
Other income	4,050	1,192

Net income	$2,805	$1,551

Company’s share of net income	$686	$2,359

Impairment of investments in unconsolidated entities	$—	$11,618

In reporting the Company’s share of net income, all inter-company profits or losses from unconsolidated entities are eliminated on lots purchased by the Company from unconsolidated entities. For the three months ended March 31, 2010, the difference between the Company’s share of the net income of its investments in unconsolidated entities and equity in earnings from unconsolidated entities primarily arises from differences in accounting policies followed by unconsolidated entities.
During the three months ended March 31, 2010, in accordance with ASC Topic 323 “Investments — Equity Method and Joint Ventures” (formerly Accounting Principles Board Opinion 18) and ASC Topic 360 “Property, Plant and Equipment” (formerly SFAS 144), the Company recognized impairment charges of nil (March 31, 2009 — $11.6 million).
Unconsolidated entities in which the Company has a non-controlling interest are accounted for using the equity method. In addition, the Company has performed an evaluation of its existing unconsolidated entity relationships by applying the provisions of ASC Topic 810 “Consolidation” (formerly SFAS 160).
The Company and/or its unconsolidated entity partners have provided varying levels of guarantees of debt in its unconsolidated entities. At March 31, 2010, the Company had completion guarantees of $6.8 million (December 31, 2009 — $7.9 million) and limited maintenance guarantees of $14.8 million (December 31, 2009 — $15.3 million) with respect to debt in its unconsolidated entities.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 4.     Receivables and Other Assets
The components of receivables and other assets included in the Company’s balance sheets are summarized as follows:

	March 31,	December 31,
	2010	2009
Taxes receivable	$3,339	$40,002
Proceeds and escrow receivables	1,615	1,414
Refundable deposits	4,797	4,815
Notes receivable	2,425	2,425
Prepaid expenses	2,354	2,970
Miscellaneous receivables	6,693	5,261
Other assets	5,386	4,857

	$26,609	$61,744

Note 5.     Restricted Cash
At March 31, 2010, the Company had restricted cash of $7.5 million (December 31, 2009 — $7.5 million). During 2009, the Company entered into a total return swap transaction (see Note 13 (d)) which requires the Company to maintain cash deposits as collateral equivalent to 1,022,987 shares at $7.31 per share, the prevailing share price at the date of the transaction.
Note 6.     Project Specific Financings
Project specific financings of $240.4 million (December 31, 2009 — $231.6 million) are revolving in nature, bear interest at floating rates with a weighted average rate of 4.3% as at March 31, 2010 (December 31, 2009 — 4.2%) and are secured by housing and land inventory. The weighted average rate was calculated as of the end of each period, based upon the amount of debt outstanding and the related interest rates applicable on that date.
Project specific financings mature as follows: 2010 — $143.8 million; 2011 — $87.5 million; and 2012 — $9.1 million.
The Company’s project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of the Company, to maintain a tangible net worth of at least $250.0 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth of no greater than 2.50 to 1. As of March 31, 2010, the Company was in compliance with all of its covenants.
Note 7.     Other Revolving Financings
Other revolving financings of $125.0 million (December 31, 2009 — $150.0 million) consist of amounts drawn on two unsecured revolving credit facilities due to subsidiaries of the Company’s largest stockholder, Brookfield Asset Management Inc.
The revolving operating facility is in a principal amount not to exceed $100.0 million, matures December 2011 and bears interest at LIBOR plus 3.5% per annum. During the three months ended March 31, 2010 and 2009, interest of $0.9 million and $2.8 million, respectively, was incurred related to this facility.
The revolving acquisition and operating facility is in a principal amount not to exceed $100.0 million, matures December 2012 and initially bears interest at 12% per annum. This facility is available for the acquisition of housing and land assets and for operations. During the three months ended March 31, 2010 and 2009, interest of $1.8 million and $0.2 million, respectively, was incurred related to this facility.
The covenants with respect to these facilities are to maintain a minimum stockholders’ equity of $300.0 million and a consolidated net debt to book capitalization ratio of no greater than 70%. As of March 31, 2010, the Company and Brookfield Homes Holdings Inc. were in compliance with all of their covenants with respect to these facilities.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 8.     Accounts Payable and Other Liabilities
The components of accounts payable and other liabilities included in the Company’s balance sheets are summarized as follows:

	March 31,	December 31,
	2010	2009
Trade payables and cost to complete accruals	$34,888	$37,518
Warranty costs (Note 13 (b))	12,823	13,126
Customer deposits	4,022	3,357
Stock-based compensation (Note 10)	6,758	5,878
Accrued and deferred compensation	691	3,268
Swap contracts (Note 13 (c) and (d))	14,744	14,192
Loans from other interests in consolidated subsidiaries	15,398	17,118
Consolidated land option contracts	25,386	25,434
Other	2,424	2,299

	$117,134	$122,190

Note 9.     Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The temporary differences that give rise to the net deferred tax asset are as follows:

	March 31,	December 31,
	2010	2009
Differences relating to properties	$20,971	$23,388
Compensation deductible for tax purposes when paid.	2,343	2,641
Differences relating to derivative instruments	5,152	5,235
Loss carry-forward	10,561	8,848

	$39,027	$40,112

As at March 31, 2010, the Company had no unrecognized tax asset or liability (December 31, 2009 — nil).
In accordance with the provisions of ASC Topic 740 “Income Taxes”, the Company assesses, at each reporting period, its ability to realize its deferred tax asset. In determining the need for a valuation allowance at March 31, 2010, the Company considered the following significant factors: an assessment of recent years’ profitability and losses, adjusted to reflect the effects of changes to the Company’s capital structure that have resulted in a significant reduction in the amount of interest-bearing debt; the Company’s expectation of profits based on margins and volumes expected to be realized (which are based on current pricing and volume trends) and including the effects of reduced interest expense due to the reduction in the amount of interest-bearing debt; the financial support of the Company’s largest stockholder as evidenced by the credit facilities in place; and the long period of 10 to 20 years or more in all significant operating jurisdictions before the expiry of net operating losses, noting further that a substantial portion of the deferred tax asset is composed of deductible temporary differences that are not subject to an expiry period until realized under tax law. The Company’s loss carry-forwards of $10.6 million expire between the years 2028 and 2029 and based on the more likely than not standard in the guidance and the weight of available evidence, the Company does not believe a valuation allowance against its deferred tax asset is necessary. However, the recognition of deferred tax assets is based upon an estimate of future results and differences between the expected and actual financial performance of the Company could require all or a portion of the deferred tax asset to be expensed. The Company will continue to evaluate the need for a valuation allowance in future reporting periods.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 10.     Stock Based Compensation
Option Plan
Brookfield Homes grants options to purchase shares of the Company’s common stock at the market price of the shares on the day the options are granted. The Company’s 2009 stock option plan authorizes a maximum of three million shares for issuance. The fair value of the Company’s stock option awards is estimated at the grant date using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock option awards is expensed over the vesting period of the stock options. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option award granted. The Company uses historical data to estimate stock option exercises and forfeitures within its valuation model. The expected term of stock option awards granted for some participants is derived from historical exercise experience under the Company’s share-based payment plan and represents the period of time that stock option awards granted are expected to be outstanding. The expected term of stock options granted for the remaining participants is derived by using the simplified method.
During the three months ended March 31, 2010, the Company granted a total of 285,000 new stock options to eligible employees which are subject to graded vesting. The significant weighted average assumptions relating to the valuation of the Company’s stock options granted during the three months ended March 31, 2010 are as follows:

2010
Dividend yield	0.0%
Volatility rate	66%
Risk-free interest rate	3.69%
Expected option life (years)	7.5

The total compensation costs recognized in income related to the Company’s stock options during the three months ended March 31, 2010 was an expense of $0.1 million (March 31, 2009 — nil).
The following table sets out the number of common shares that employees of the Company may acquire under options granted under the Company’s stock option plans:

			March 31, 2010
				Total
				Weighted
				Average
	Exercise Price Range		Total	per Share
	$1.74 – $2.65	≥$7.34	Shares	Exercise Price
Outstanding, December 31, 2009	1,591,000	564,000	2,155,000	$10.21
Granted	—	285,000	285,000	$7.34
Exercised	(22,000)	—	(22,000)	$2.32
Outstanding, March 31, 2010	1,569,000	849,000	2,418,000	$9.95

Options exercisable at March 31, 2010	344,200	392,000	736,200	$19.04

At March 31, 2010, the aggregate intrinsic value of options currently exercisable is $2.1 million and the aggregate intrinsic value of options outstanding is $2.8 million.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
A summary of the status of the Company’s unvested options included in equity as of March 31, 2010 and changes during the three months ended March 31, 2010 is as follows:

	March 31, 2010
		Weighted
		Average Fair
	Shares	Value Per Share
Unvested options outstanding, December 31, 2009	1,815,800	$1.51
Granted	285,000	$5.00
Vested	(405,000)	$1.36
Exercised	(14,000)	$1.70

Unvested options outstanding, March 31, 2010	1,681,800	$2.14

At March 31, 2010, there was $3.2 million of unrecognized expense related to unvested options, which is expected to be recognized over the remaining weighted average period of 3.9 years.
Deferred Share Unit Plan
The Company has adopted a Deferred Share Unit Plan (“DSUP”) under which certain of its executive officers and directors may, at their option, receive all or a portion of their annual bonus awards or retainers, respectively, in the form of deferred share units. The Company may also make additional grants of units to its executives and directors pursuant to the DSUP. As of March 31, 2010, the Company had granted 1,213,993 units under the DSUP, of which 872,819 were outstanding at March 31, 2010, and of which 540,519 units are currently vested and 332,300 vest over the next five years.
In addition, the Company has adopted a Senior Operating Management Deferred Share Unit Plan (“MDSUP”), under which certain senior operating management employees receive a portion of their annual compensation in the form of deferred share units. As of March 31, 2010, the Company had granted 73,375 units under the MDSUP, all of which were outstanding at March 31, 2010.
The liability of $6.8 million (December 31, 2009 — $5.9 million) relating to the DSUP and MDSUP is included in accounts payable and other liabilities. The financial statement impact relating to the DSUP and MDSUP for the three months ended March 31, 2010 was an expense of $1.0 million (March 31, 2009 — income of $0.4 million).
The following table sets out changes in and the number of deferred share units that executives, directors and senior operating management employees of the Company may redeem under the Company’s DSUP and MDSUP:

March 31,
2010
Outstanding, December 31, 2009	936,109
Granted	23,842
Redeemed	(13,757)
Cancelled	—

Outstanding, March 31, 2010	946,194

Deferred share units vested at March 31, 2010	613,894

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 11.     Other Interests in Consolidated Subsidiaries and Noncontrolling Interest
Other interests in consolidated subsidiaries includes ownership interests of certain business unit presidents of the Company totaling $43.2 million (December 31, 2009 — $47.0 million). In the event a business unit president (“Minority Member”) of the Company is no longer employed by an affiliate of the Company, the Company has the right to purchase the Minority Member’s interest and the Minority Member has the right to require the Company to purchase their interest. Should such rights be exercised, the purchase price will be based on the then estimated bulk sales value of the business unit’s net assets.
The following table reflects the changes in the Company’s other interests in consolidated subsidiaries for the three months ended March 31, 2010 and the year ended December 31, 2009:

	March 31,	December 31,
	2010	2009
Other interests in consolidated subsidiaries, beginning of period	$47,011	$49,839
Net loss attributable to other interests in consolidated subsidiaries	(785)	(4,316)
(Distributions) to / Contributions from other interests in consolidated subsidiaries	(3,032)	1,488

Other interests in consolidated subsidiaries, end of period	$43,194	$47,011

Noncontrolling interest includes third party investments of consolidated entities of $7.3 million (December 31, 2009 — $7.3 million).
In accordance with ASC Topic 810 “Consolidation” (formerly SFAS 160), noncontrolling interest has been classified as a component of total equity and the net loss on the consolidated statement of operations has been adjusted to include the net loss attributable to noncontrolling interest which for the three months ended March 31, 2010 was nil (March 31, 2009 — nil) and other interests in consolidated subsidiaries which for the three months ended March 31, 2010 was $0.8 million (March 31, 2009 — $1.9 million).
Note 12.     Loss Per Share
Basic and diluted loss per share for the three months ended March 31, 2010 and 2009 were calculated as follows (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net loss attributable to Brookfield Homes Corporation	$(2,803)	$(10,309)
Less: Preferred stock dividends	(5,000)	—

Net loss attributable to common stockholders	$(7,803)	$(10,309)

Denominator:
Basic average shares outstanding	28,406	26,769
Net effect of stock options assumed to be exercised	—	—

Diluted average shares outstanding	28,406	26,769

Basic loss per share	$(0.27)	$(0.39)

Diluted loss per share	$(0.27)	$(0.39)

At March 31, 2010, options to purchase 2.4 million shares (March 31, 2009 — 2.5 million shares) were outstanding and anti-dilutive and were excluded from the computation of diluted earnings per share.
Note 13.     Commitments, Contingent Liabilities and Other
(a)   The Company is party to various legal actions arising in the ordinary course of its business. Management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
(b)   When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the State where the Company conducts business which range up to ten years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the three months ended March 31, 2010 and 2009:

	2010	2009
Balance, at beginning of period	$13,126	$13,123
Payments and other adjustments made during the period	(649)	(335)
Warranties issued during the period	346	288

Balance, end of period	$12,823	$13,076

(c)   The Company is exposed to financial risk that arises from fluctuations in interest rates. The interest bearing assets and liabilities of the Company are mainly at floating rates and, accordingly, their fair values approximate cost. The Company would be negatively impacted on balance, if interest rates were to increase. From time to time, the Company enters into interest rate swap contracts. As at March 31, 2010, the Company had six interest rate swap contracts outstanding totaling $200.0 million at an average rate of 4.8% per annum. The contracts expire between 2010 and 2017. At March 31, 2010, the fair market value of the contracts was a liability of $14.7 million (December 31, 2009 — liability of $14.2 million) and was included in accounts payable and other liabilities. Expense of $0.5 million and income of $2.2 million was recognized during the three months ended March 31, 2010, and 2009, respectively and was included in other income / (expense). All interest rate swaps are recorded at fair market value and are presented in the statements of operations because hedge accounting has not been applied.
The fair value measurements for the interest rate swap contracts are determined based on notional amounts, terms to maturity, and the USD LIBOR rates. The LIBOR rates vary depending on the term to maturity and the conditions set out in the underlying swap agreements.
(d)   The Company is exposed to financial risk that arises from fluctuations in its common stock price. To hedge against future deferred share unit payments, in August 2009, the Company entered into a total return swap transaction at an average cost of $7.31 per share on 1,022,987 shares, maturing in August 2010. At March 31, 2010, the fair market value of the total return swap was an asset of $1.4 million and was included in accounts receivable and other assets (December 31, 2009 — asset of $0.7 million). Income of $0.5 million was recognized during the three months ended March 31, 2010 (March 31, 2009 — expense of $0.8 million) and was included in selling, general and administrative expense which was offset by an expense of $1.1 million and income of $0.4 million relating to the Company’s stock-based compensation plans. The total return swap is recorded at fair market value and is recorded through the statements of operations because hedge accounting has not been applied. See Note 14 for additional disclosure.
Note 14.     Fair Value Measurements
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

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The Company’s financial assets are measured at fair value on a recurring basis and are as follows:

Fair Value Measurements
Using Significant
Observable Inputs (Level 2)
Interest rate swap contracts at March 31, 2010	$(14,744)

The fair value measurements for the interest rate swap contracts are determined based on notional amounts, terms to maturity, and the USD LIBOR rates. The LIBOR rates vary depending on the term to maturity and the conditions set out in the underlying swap agreements.

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Equity swap contract at March 31, 2010	$1,441

The fair value measurement for the equity swap contract is determined based on the notional amount, stock price, the number of underlying shares and the three month USD LIBOR rate. The Company performed a sensitivity analysis of the estimated fair value and the impact to the consolidated financial statements using alternative reasonably likely assumptions on March 31, 2010 and the impact to the consolidated financial statements was nominal.
The fair value measurements for housing and land inventory were determined by comparing the carrying amount of an asset to its expected future cash flows. To arrive at the estimated fair value of housing and land inventory deemed to be impaired during the period ended March 31, 2010, the Company estimated the cash flow for the life of each project. Specifically, project by project, the Company evaluated the margins on homes that have been closed, margins on sales contracts which are in backlog, estimated margins with regard to future home sales over the life of the projects, as well as estimated margins with respect to future land sales. The Company evaluated and continues to evaluate projects where inventory is turning over more slowly than expected or whose average sales price and margins are declining and are expected to continue to decline. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. Such projections generally assume current home selling prices, with cost estimates and sales rates for short-term projects consistent with recent sales activity. For longer-term projects, planned sales rates for 2010 and 2011 assume recent sales activity and normalized sales rates beyond 2011. If the future undiscounted cash flows are less than the carrying amount, the asset is considered to be impaired and is then written down to fair value less estimated selling costs.
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
The Company has reviewed all of its projects for impairment in accordance with the provisions of ASC Topic 360 “Property, Plant and Equipment” (formerly SFAS 144) and ASC Topic 820 “Fair Value Measurements and Disclosures” (formerly SFAS 157). For the three months ended March 31, 2010, no impairment charge has been recognized. For the three months ended March 31, 2009, housing and land inventory on one project with a carrying amount of $12.5 million was written down to its fair value of $8.6 million, resulting in an impairment charge of $3.9 million, which was included in impairment of housing and land inventory and write-off of option deposits.
Note 15.     Segment Information
As defined in ASC Topic 280, “Segmented Reporting”, the Company has five operating segments. The Company has four reportable segments: Northern California, Southland / Los Angeles, San Diego / Riverside, and the Washington D.C. Area.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The Company is a land developer and residential homebuilder. The Company is organized and manages its business based on the geographical areas in which it operates. Each of the Company’s segments specialize in lot entitlement and development and the construction of single-family and multi-family homes. The Company evaluates performance and allocates capital based primarily on return on assets together with a number of other risk factors. Earnings performance is measured using segment operating income. The accounting policies of the segments are the same as those referred to in Note 1, “Significant Accounting Policies.”

	Three Months Ended
	March 31,
	2010	2009
Revenues
Northern California	$11,798	$8,435
Southland / Los Angeles.	10,675	11,291
San Diego / Riverside	11,451	9,174
Washington, D.C. Area	9,377	7,679
Corporate and Other	2,130	600

Total Revenues	$45,431	$37,179

Segment Income / (Loss)
Northern California	$1,886	$1,756
Southland / Los Angeles.	(404)	(1,806)
San Diego / Riverside	18	(9,975)
Washington D.C. Area	(401)	(3,286)
Corporate and Other	(6,408)	(5,245)

Loss before Income Taxes	$(5,309)	$(18,556)

	March 31,	December 31,
	2010	2009
Housing and Land Assets (1)
Northern California	$200,170	$201,164
Southland / Los Angeles	127,326	122,504
San Diego / Riverside	337,656	336,458
Washington, D.C. Area	231,839	226,768
Corporate and Other	39,333	40,846

	$936,324	$927,740

(1)	Consists of housing and land inventory, investments in unconsolidated entities and consolidated land inventory not owned.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The following tables set forth additional financial information relating to the Company’s reportable segments:

	Three Months Ended
	March 31,
	2010	2009
Equity in Earnings / (Loss) from Unconsolidated Entities:
Northern California	$1,229	$2,423
Washington, D.C. Area	(212)	22
Corporate and Other	(331)	(86)

Total	$686	$2,359

	Three Months Ended
	March 31,
	2010	2009
Impairments of Housing and Land Inventory:
Corporate and Other	$—	$(3,900)

Total	$—	$(3,900)

	Three Months Ended
	March 31,
	2010	2009
Impairments of Investments in Unconsolidated Entities:
San Diego / Riverside	$—	$9,243
Washington, D.C. Area	—	2,375

Total	$—	$11,618

	March 31,	December 31,
	2010	2009
Investments in Unconsolidated Entities:
Northern California	$—	$—
Southland / Los Angeles	49,240	48,050
San Diego / Riverside	4,172	2,694
Washington, D.C. Area	35,790	34,971
Corporate and other	6,719	6,762

Total	$95,921	$92,477

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance and that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” and Item 1A — “Risk Factors” elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009.
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “planned” “estimate,” “project,” “future,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:
•	ability to create shareholder value;

•	business goals and strategy;

•	strategies for shareholder value creation;

•	the stability of home prices;

•	effect of challenging conditions on us;

•	factors affecting our competitive position within the homebuilding industry;

•	ability to generate sufficient cash flow from our assets in 2010, 2011 and 2012 to repay maturing project specific financings;

•	the visibility of our future cash flow;

•	expected backlog and closings;

•	sufficiency of our access to capital resources;

•	the timing of the effect of interest rate changes on our cash flows;

•	the effect on our business of existing lawsuits; and

•	whether or not our letters of credit or performance bonds will be drawn upon.
Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:
•	changes in general economic, real estate and other conditions;

•	mortgage rate and availability changes;

•	availability of suitable undeveloped land at acceptable prices;

•	adverse legislation or regulation;

•	ability to obtain necessary permits and approvals for the development of our land;

•	availability of labor or materials or increases in their costs;

•	ability to develop and market our master-planned communities successfully;

•	ability to obtain regulatory approvals;

•	confidence levels of consumers;

•	ability to raise capital on favorable terms;

•	our debt and leverage;

•	adverse weather conditions and natural disasters;

•	relations with the residents of our communities;

•	risks associated with increased insurance costs or unavailability of adequate coverage;

•	ability to obtain surety bonds;

•	competitive conditions in the homebuilding industry, including product and pricing pressures;

•	ability to retain our executive officers;

•	relationships with our affiliates; and

•	additional risks and uncertainties, many of which are beyond our control, referred to in this Form 10-Q and our other SEC filings.

Except as required by law, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.
Overview
We have been encouraged by the improvement in first quarter sales, closings and backlog. While the United States homebuilding industry continues to face a number of challenges with home foreclosures and tight credit standards continuing to have an effect on inventory and new home sale rates and prices, homebuyer confidence has improved as homebuyers appear to have recognized that home prices have begun to stabilize. Despite these challenging conditions, we believe the risk is mitigated by our assets which are largely located in geographic areas with a constrained supply of lots and which have demonstrated strong economic characteristics over the long term. The supply of finished lots has been depleted substantially over the last few years and negligible development has occurred since 2006. As a result, owning entitled and/or developed lots in supply-constrained markets places us in a strong position as the markets rebound.
Through the activities of our operating subsidiaries, we entitle and develop land for our own communities and sell lots to third parties. We also design, construct and market single and multi-family homes primarily to move-up homebuyers.
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
The 24,077 lots that we control, 15,828 of which we own directly or through unconsolidated entities or consolidated land inventory not owned, provide a strong foundation for our future homebuilding business and visibility on our future cash flow. We believe we add value to the lots we control through entitlements, development and the construction of homes. In allocating capital to our operations we generally limit our capital at risk on unentitled land by optioning such land positions. Option contracts for the purchase of land permit us to control lots for an extended period of time.
Operating in markets with higher price points and catering to move-up buyers, our average home selling price for the three months ended March 31, 2010 of $522,000 was well in excess of the national average sales price. We also sell serviced and unserviced lots to other homebuilders, generally on an opportunistic basis where we can redeploy capital to an asset providing higher returns. The number of lots we sell may vary significantly from period to period due to the timing and nature of such sales which are also affected by local market conditions.
Our housing and land inventory, investments in unconsolidated entities and consolidated land inventory not owned together comprised 93% of our total assets as of March 31, 2010. In addition, we had $73 million in other assets. Other assets consist of restricted cash of $7 million, deferred taxes of $39 million, current tax receivables of $3 million and other receivables of $24 million.
As at March 31, 2010, the market capitalization of our common stock was $248 million, compared to the book value of our common stock of $227 million. Market capitalization will vary depending on market sentiment and may not have a relationship to the underlying value of a share of our common stock over the longer term.

Results of Operations

	Three Months Ended
Selected Financial Information (Unaudited)	March 31,
($US millions)	2010	2009
Revenue:
Housing	$42	$35
Land	4	2

Total revenues	46	37
Direct cost of sales	(39)	(33)
Impairment of housing and land inventory and write-off of option deposits	—	(4)

Gross margin / (loss)	7	—
Selling, general and administrative expense	(13)	(12)
Equity in earnings from unconsolidated entities	1	3
Impairment of investments in unconsolidated entities	—	(12)
Other income / (expense)	—	3

Loss before income taxes	(5)	(18)
Income tax recovery	2	6

Net loss	(3)	(12)
Less net loss attributable to noncontrolling interests	—	2

Net loss attributable to Brookfield Homes Corporation	$(3)	$(10)

Segment Information
Housing revenue ($US millions):
Northern California	$12	$8
Southland / Los Angeles	11	11
San Diego / Riverside	10	8
Washington D.C. Area	7	7
Corporate and Other	2	1

Total	$42	$35

Land revenue ($US millions):
Northern California	$—	$—
Southland / Los Angeles	—	—
San Diego / Riverside	2	1
Washington D.C. Area	2	1
Corporate and Other	—	—

Total	$4	$2

Gross margin / (loss) ($US millions):
Northern California	$2	$1
Southland / Los Angeles	2	1
San Diego / Riverside	2	1
Washington D.C. Area	2	2
Corporate and Other	(1)	(5)

Total	$7	$—

Impairment of housing and land inventory and write-off of option deposits ($US millions):
Northern California	$—	$—
Southland / Los Angeles	—	—
San Diego / Riverside	—	—
Washington D.C. Area	—	2
Corporate and Other	—	14

Total	$—	$16

	Three Months Ended
	March 31,
	2010	2009
Home closings (units):
Northern California	12	9
Southland / Los Angeles	25	31
San Diego / Riverside	18	17
Washington D.C. Area	20	16
Corporate and Other	5	1

Consolidated Total	80	74
Unconsolidated Entities	1	—

Total	81	74

Average selling price ($US):
Northern California	$983,000	$937,000
Southland / Los Angeles	427,000	364,000
San Diego / Riverside	536,000	477,000
Washington D.C. Area	376,000	433,000
Corporate and Other	426,000	600,000

Consolidated average	522,000	478,000
Unconsolidated Entities	1,245,000	750,000

Average	$531,000	$483,000

Lots controlled (units at end of period):
Lots owned (including consolidated lot options):
Northern California	1,989	1,001
Southland / Los Angeles	1,221	1,392
San Diego / Riverside	8,783	8,238
Washington D.C. Area	3,578	3,658
Corporate and Other	257	272

	15,828	14,561
Lots under option (1)	8,249	11,025

Total	24,077	25,586

(1)	Includes options not consolidated and proportionate share of lots under option related to unconsolidated entities.
Three Months ended March 31, 2010 Compared with Three Months Ended March 31, 2009
Net Loss
Net loss was $3 million for the three months ended March 31, 2010, a decline in net loss of $9 million when compared to the same period in 2009. The decrease in net loss for the three months ended March 31, 2010 primarily relates to a decrease of $16 million in impairments on our housing and land assets and investments in unconsolidated entities, an increase in gross margin before impairment charges, partially offset by a reduction in income from unconsolidated entities, a reduction in income from interest rate swap contracts, as well as a reduction in income tax recovery.
Results of Operations
Company-wide: Housing revenue was $42 million for the three months ended March 31, 2010, an increase of $7 million when compared to the same period in 2009. The increase in housing revenue was primarily due to six additional home closings in the three months ended March 31, 2010 and an increase of 10% in the average selling price during the three months ended March 31, 2010 when compared to the same period in 2009.

Housing revenues were net of incentives of $4 million for the three months ended March 31, 2010, compared to $6 million for the same period in 2009. Our incentives on homes closed by reportable segment were as follows:

	Three Months Ended March 31,
	2010		2009
	Incentives	% of Gross	Incentives	% of Gross
($ millions)	Recognized	Revenues	Recognized	Revenues
Northern California	$1	10%	$3	28%
Southland / Los Angeles	1	5	1	8
San Diego / Riverside	1	7	—	6
Washington D.C. Area	1	7	2	20
Corporate and Other	—	—	—	3

	$4	7%	$6	16%

Land revenue totaled $4 million for the three months ended March 31, 2010, an increase of $2 million when compared to the same period in 2009. Our land revenues may vary significantly from period to period due to the timing and nature of land sales and such revenues are also affected by local market conditions.
Gross margin was $7 million for the three months ended March 31, 2010, compared with nil for the same period in 2009. The increase in gross margin during the three month period ended March 31, 2010 was primarily a result of a decrease in impairment charges.
During the three months ended March 31, 2010, we did not recognize any impairment charges or option write-offs compared to impairment charges of $4 million for the same period in 2009. The impairment charges and option write-offs for the three months ended March 31, 2009 related to lots owned in our Corporate and Other reportable segments.
Forty-three projects were tested for impairment charges and option write-offs for the three months ended March 31, 2010 and no impairment charges were required. The locations of the projects tested were as follows:

(Number of Projects)
Northern California	6
Southland / Los Angeles	4
San Diego / Riverside	14
Washington D.C. Area	17
Corporate and Other	2

43

Northern California:  Housing revenue was $12 million for the three months ended March 31, 2010, an increase of $4 million when compared to the same period in 2009. The gross margin for the three months ended March 31, 2010 was $2 million, compared with $1 million for the same period in 2009.
Southland / Los Angeles:  Housing revenue was $11 million for the three months ended March 31, 2010, consistent with the same period in 2009. The gross margin for the three months ended March 31, 2010 was $2 million, compared with $1 million for the same period in 2009.
San Diego / Riverside:  Housing revenue was $10 million for the three months ended March 31, 2010, an increase of $2 million when compared to the same period in 2009. Land revenue was $2 million for the three months ended March 31, 2010, compared with $1 million for the same period in 2009. The gross margin for the three months ended March 31, 2010 was $2 million, compared with $1 million for the same period in 2009.
Washington D.C. Area:  Housing revenue was $7 million for the three months ended March 31, 2010, consistent with the same period in 2009. Land revenue was $2 million for the three months ended March 31, 2010, compared with $1 million for the same period in 2009. The gross margin for the three months ended March 31, 2010 was $2 million, consistent with the same period in 2009.

Selling, general and administrative expense was $13 million for the three months ended March 31, 2010, compared to $12 million for the same period in 2009. The general and administrative expenses for the three months ended March 31, 2010 included a charge of $1 million related to a restructuring of our benefit plans. The components of the expense for the three months ended March 31, 2010 and 2009 are summarized as follows:

	Three Months Ended
	March 31,
($ millions)	2010	2009
General and administrative expenses	$9	$7
Sales and marketing expenses	4	4
Stock compensation	1	—
Change in fair value of equity swap contracts	(1)	1

	$13	$12

Equity in earnings from unconsolidated entities for the three months ended March 31, 2010 was earnings of $1 million compared with $3 million for the same period in 2009. We did not record any impairment charges related to our investments in unconsolidated entities for the three months ended March 31, 2010.
Other income / (expense) for the three months ended March 31, 2010 totaled nil, a decrease of $3 million when compared to the same period in 2009. The components of other income / (expense) for the three months ended March 31, 2010 and 2009 are summarized as follows:

	Three Months Ended
	March 31,
($ millions)	2010	2009
Change in fair value of interest rate swap contracts	$(1)	$2
Other	1	1

	$—	$3

Sales Activity
Net new home orders for the three months ended March 31, 2010 totaled 158 units, an increase of 5 units or 3% compared to the same period in 2009. We were selling from 24 active communities at March 31, 2010 compared to 30 at March 31, 2009. Net new orders for the three months ended March 31, 2010 were 6.6 per active community compared to 5.1 per active community for the three months ended March 31, 2009, an increase of 29.1%. The net new home orders for the three months ended March 31, 2010 and 2009 by reportable segment were as follows:

	Three Months Ended
	March 31,
(Units)	2010	2009
Northern California	15	33
Southland / Los Angeles	40	41
San Diego / Riverside	31	29
Washington D.C. Area	64	51
Corporate and Other	8	(1)

Consolidated Total	158	153
Unconsolidated Entities	—	—

Total	158	153

Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations.
Our backlog, which represents the number of new homes subject to pending sales contracts, at March 31, 2010 and 2009 by reportable segment was as follows:

	March 31, 2010		March 31, 2009
	Units	$ millions	Units	$ millions
Northern California	27	$30	34	$25
Southland / Los Angeles	84	35	65	24
San Diego / Riverside	36	20	20	11
Washington D.C. Area	115	40	75	25
Corporate and Other	2	1	18	14

Consolidated Total	264	126	212	99
Unconsolidated Entities	—	—	1	1

Total	264	$126	213	$100

We expect all 264 units of our backlog to close in 2010, subject to future cancellations. The cancellation rates for the three months ended March 31, 2010 and 2009 by reportable segment were as follows:

	Three Months Ended
	March 31,
	2010		2009
	Units	%	Units	%
Northern California	3	17%	6	15%
Southland / Los Angeles	4	9	15	27
San Diego / Riverside	9	23	3	9
Washington D.C. Area	11	15	10	16
Corporate and Other	—	—	4	133

Total	27	15%	38	20%

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2010 compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009. Even though our critical accounting policies have not changed significantly during the three months ended March 31, 2010, the following provides additional disclosures about our deferred tax asset and our derivative financial instruments valuation process related to housing and land inventory and option deposits.
Carrying Values
In accordance with the Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant and Equipment” (formerly Statement of Financial Accounting Standard (“SFAS”) 144), housing and land assets we own directly and through unconsolidated entities are reviewed for recoverability on a regular basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. To arrive at the estimated fair value of housing and land inventory impaired, we estimate the cash flow for the life of each project. Specifically, on a housing project, we evaluate the margins on homes that have been closed, margins on sales contracts which are in backlog and estimated margins with regard to future home sales over the life of the project. On a land project, we estimate the timing of future land sales, the estimated revenue per lot, as well as estimated margins with respect to future land sales. For the housing and land inventory, we continuously evaluate projects where inventory is turning over slower than expected or whose average sales price and margins are declining and are expected to continue to decline. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. Such projections generally assume current home selling prices, cost estimates and sales rates for short-term projects are consistent with recent sales activity. For longer-term projects, planned sales rates for 2010 and 2011 assume recent sales activity and normalized sales rates beyond 2011. We identify potentially impaired housing and land projects based on these quantitative factors as well as qualitative factors obtained from the local market areas. If the future undiscounted cash flows are less than the carrying amount, the asset is considered to be impaired and is then written down to fair value less estimated selling costs using a discounted cash flow methodology which incorporates market participant assumptions.
For the three months ended March 31, 2010, we recorded no impairment charges compared to $4 million during the same period in 2009. The impairment charges taken during the three months ended March 31, 2009 were on lots in one project located in the Corporate and Other reportable segment. The impairment charges related to finished homes, construction in progress and land on which we intend to build homes in the future. The lots impaired represent all of the lots within a project that are deemed to be impaired. In light of the current market conditions, we have reviewed and continue to review, during each reporting period, all of our assets for indicators of impairment. The impairment charges recorded were estimated based on market conditions and assumptions made by management at the time the charges were recorded, which may differ materially from actual results if market conditions or our assumptions change. We have also entered into a number of option contracts to acquire land or lots in the future in accordance with specific terms and conditions. A majority of our option contracts require a non-refundable cash deposit based on a percentage of the purchase price of the property. The option contracts are recorded at cost. In determining whether to pursue an option contract, we estimate the option primarily based upon the expected cash flows from the optioned property. If our intent is to no longer pursue an option contract, we record a charge to earnings of the deposit amounts and any other related pre-acquisition entitlement costs in the period the decision is made.

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
In accordance with the provisions of ASC Topic 740, we assess, on a quarterly basis, our ability to realize our deferred tax asset. In determining the need for a valuation allowance, we consider the following significant factors: an assessment of recent years’ profitability and losses which considers the nature, frequency and severity of current and cumulative losses adjusted to reflect the effects of changes to our capital structure that have resulted in a significant reduction in the amount of interest bearing debt; our forecasts or expectation of profits based on margins and volumes expected to be realized (which are based on current pricing and volume trends) and including the effects of reduced interest expense; the financial support of our largest stockholder as evidenced by the revolving credit facilities, the long duration of ten to twenty years or more in all significant operating jurisdictions before the expiry of net operating losses, and we take into consideration that a substantial portion of the deferred tax asset is composed of deductible temporary differences that are not subject to an expiry period until realized under tax law. However, the recognition of deferred tax assets is based upon assumptions about the future including an estimate of future results, and differences between the expected and actual financial performance could require all or a portion of the deferred tax asset to be expensed. We will continue to evaluate the need for a valuation allowance in future periods. At March 31, 2010 and December 31, 2009, our deferred tax asset was $39 million and $40 million, respectively. Based on the more likely than not standard in the guidance and the weight of available evidence, we do not believe a valuation allowance against the deferred tax asset at March 31, 2010 is necessary.
Derivative Financial Instruments
We revalue our equity swap contract each reporting period. The fair value of the equity swap contract is determined based on the notional amount, stock price, the number of underlying shares and the three months USD LIBOR rate. We performed a sensitivity analysis of the estimated fair value and the impact to the financial statements using alternative reasonably likely assumptions on March 31, 2010 and the impact to the financial statements was nominal. However, future fluctuations in share price could have a significant impact on net income.
Liquidity and Capital Resources
Financial Position
Our assets as of March 31, 2010 totaled $1,009 million, a decrease of $28 million compared to December 31, 2009. The decrease was due primarily to a decrease in receivables and other assets as a result of the receipt of a cash tax refund of $39 million, partially offset by an increase of $9 million in our housing and land assets. Our housing and land inventory and investments in unconsolidated entities are our most significant assets with a combined book value of $936 million, or approximately 93% of our total assets. Our housing and land assets include homes completed and under construction and lots ready for construction, model homes and land under and held for development.
Our total debt as of March 31, 2010 was $365 million, a decrease of $17 million from December 31, 2009. Total debt as of March 31, 2010 consisted of $240 million related to project specific financings and $125 million related to amounts drawn on facilities with subsidiaries of our largest stockholder, Brookfield Asset Management Inc. Our project specific financings represent construction and development loans that are used to fund the operations of our communities. As new homes are constructed, we arrange further loan facilities with our lenders. Our major project specific lenders are Wells Fargo, Housing Capital Corporation, Bank of America and M&T Bank.
Interest charged under project specific and other financings include LIBOR and prime rate pricing options. As of March 31, 2010, the average interest rate on our project specific and other financings was 4.5%, with stated maturities as follows:

($ millions)	2010	2011	2012	Total
Northern California	$8	$19	$—	$27
Southland / Los Angeles	36	—	—	36
San Diego / Riverside	72	22	9	103
Washington D.C. Area	27	37	—	64
Corporate / Other	1	109	25	135

March 31, 2010	$144	$187	$34	$365

December 31, 2009	$143	$180	$59	$382

The debt maturing in 2010, 2011 and 2012 is expected to be repaid from home and/or lot deliveries over this period or extended. During the current period proceeds from the housing and land deliveries exceeded the corresponding debt repayments made during the period. During the three months ended March 31, 2010, in the normal course of operations we extended repayment terms on $13 million of debt originally maturing in 2010 and now maturing in 2011. Additionally, as of March 31, 2010, we had project specific debt of $165 million that is available to complete land development and construction activities. The “Cash Flow” section below discloses future available capital resources should proceeds from our future home closings not be sufficient to repay our debt obligations.
Other revolving financings includes $100 million on an unsecured revolving operating facility and $25 million on an unsecured revolving acquisition and operating facility, both with subsidiaries of our largest stockholder, Brookfield Asset Management Inc. The revolving operating facility matures December 2011, bears interest at LIBOR plus 3.50% and was fully drawn upon at March 31, 2010. The revolving acquisition and operating facility is in a principal amount not to exceed $100 million. This facility matures December 2012, initially bears interest at 12% and could be fully drawn upon without violation of any covenants.
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
We believe we currently have sufficient access to capital resources and will continue to use our available capital resources to fund our operations. Our future capital resources include cash flow from operations, borrowings under project and other credit facilities and proceeds from potential future debt issues or equity offerings, if required.
Cash provided by our operating activities during the three months ended March 31, 2010 totaled $21 million compared with $25 million for the same period in 2009. During the three months ended March 31, 2010, our operating cash flow was positively impacted by the receipt of a cash tax refund of $39 million (March 31, 2009 — $59 million) offset by an increase in our housing and land assets and a reduction in accounts payable and other liabilities.
During the three months ended March 31, 2010, 81 homes were delivered and 71 lots were sold. As a result, cash flow from operations was positively affected by these closings and lot sales.
A summary of our lots owned, excluding lot options, and their stage of development at March 31, 2010 compared with December 31, 2009 follows:

	March 31,	December 31,
	2010	2009
Housing units, including models	600	361
Finished lots	1,619	1,710
Lots commenced grading	1,761	1,991
Raw lots	8,616	8,685

	12,596	12,747

Cash used in our investing activities in unconsolidated entities for the three months ended March 31, 2010 was $4 million, an increase of $3 million when compared with $1 million for the same period in 2009. The increase was primarily a result of investment in future land development expenditures in our unconsolidated entities. However, we continue where possible to minimize our land development expenditures.
Cash used in our financing activities for the three months ended March 31, 2010 was $17 million compared with cash used of $24 million for the same period in 2009. The cash used in the three months ended March 31, 2010 was primarily used to repay other revolving financings which was partially offset by net borrowings under project specific financings.

Contractual Obligations and Other Commitments
Our contractual obligations and other commitments have not changed materially from those reported in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
A total of $331 million of our project specific and other financings mature prior to the end of 2011. The debt maturing in 2010 and 2011 is expected to be repaid from home and /or lot deliveries over this period or extended. Our net debt to total capitalization ratio as of March 31, 2010, which we define as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus equity and other interests in consolidated subsidiaries was 41%, consistent with that at December 31, 2009. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2009 entitled “Risk Factors — Our debt and leverage could adversely affect our financial condition.”
Our project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of our company, to maintain a tangible net worth of at least $250 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth ratio of no greater than 2.50 to 1. At March 31, 2010, we were in compliance with all our project specific financing covenants. The following are computations of the most restrictive of Brookfield Homes Holdings Inc.’s tangible net worth, net debt to capitalization ratio, and net debt to tangible net worth debt ratio covenants:

		Actual as of
	Covenant	March 31, 2010
Tangible net worth ($US millions)	$250	$518
Net debt to capitalization	65%	48%
Net debt to tangible net worth	2.50 to 1	0.88 to 1

At March 31, 2010, our revolving operating facility with a subsidiary of Brookfield Asset Management Inc. required us to maintain minimum stockholders’ equity of $300 million and a consolidated net debt to book capitalization ratio of no greater than 70%. At March 31, 2010, we were in compliance with all our covenants. The following are computations of Brookfield Homes Corporation’s minimum stockholders’ equity and net debt to capitalization ratio covenants:

		Actual as of
	Covenant	March 31, 2010
Minimum stockholders’ equity ($US millions)	$300	$484
Net debt to capitalization	70%	41%

Off-Balance Sheet Arrangements
In the ordinary course of business, we use land and lot option contracts and unconsolidated entities to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control the land for an extended period of time, until options expire and/or we are ready to sell or develop the land for home construction. This reduces our financial risk associated with land holdings. As of March 31, 2010, we had $70 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options was $234 million. Pursuant to the guidance now incorporated in ASC Topic 810 “Consolidation” (formerly FIN 46(R)), as described in Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q, we have consolidated $25 million of these option contracts. Please see Note 2 for additional information about our lot options.
We also own 1,780 lots and control under option 1,987 lots through our proportionate share of unconsolidated entities. As of March 31, 2010, our investment in unconsolidated entities totaled $96 million. We have provided varying levels of guarantees of debt in our unconsolidated entities. As of March 31, 2010, we had completion guarantees of $7 million and limited maintenance guarantees of $15 million with respect to debt in our unconsolidated entities. During the three months ended March 31, 2010, we did not make any loan re-margin repayments on the debt in our unconsolidated entities. Please see Note 3 to our consolidated financial statements included elsewhere in the Form 10-Q for additional information about our investments in unconsolidated entities.

We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of March 31, 2010, we had $8 million in letters of credit outstanding and $121 million in performance bonds for these purposes. The costs to complete related to our letters of credit and performance bonds are $6 million and $57 million, respectively. We do not believe that any of these letters of credit or bonds is likely to be drawn upon.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Exchange Rates
We conduct business in U.S. dollars only, so we are not exposed to currency risks.
Interest Rates
We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition at March 31, 2010, we have interest rate swap contracts totaling $200 million at an average rate of 4.8% per annum. Based on our net debt levels as of March 31, 2010, a 1% change up or down in interest rates would have either a negative or positive effect of approximately $1 million on our cash flows.
Our interest rate swaps are not designed as hedges under ASC Topic 815 (formerly SFAS 133) “Derivatives and Hedging”. We are exposed to market risk associated with changes in the fair values of the swaps, and such changes must be reflected in our consolidated statements of operations. As of March 31, 2010, the fair value of the interest rate swaps totaled a liability of $15 million.
Item 4.     Controls and Procedures
As of the end of our fiscal quarter ended March 31, 2010, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a — 15(e) and 15d — 15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
There was no change in our internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.   Legal Proceedings
We are party to various legal actions arising in the ordinary course of our business. We believe that none of these actions, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.
Item 1A.   Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors approved a share repurchase program that allows us to repurchase in aggregate up to $144 million of our outstanding common shares of which the remaining amount approved for repurchase at March 31, 2010 was approximately $49 million.
During the three months ended March 31, 2010, we did not repurchase any shares of our common stock.
Item 3.   Defaults Upon Senior Securities
None.
Item 4.   Removed and Reserved
Item 5.   Other Information
None.
Item 6.   Exhibits

(a)	Exhibits.

31.1	Rule 13a — 14(a) certification by Ian G. Cockwell, President and Chief Executive Officer

31.2	Rule 13a — 14(a) certification by Craig J. Laurie, Executive Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of May, 2010.

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