Form 10-Q
period 2010-06-30
BROOKFIELD HOMES CORP
filed 2010-08-06
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
As of August 4, 2010 the registrant had outstanding 29,653,692 shares of its common stock, $0.01 par value per share.

INDEX
BROOKFIELD HOMES CORPORATION

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets — June 30, 2010 and December 31, 2009	1

Consolidated Statements of Operations — Three and Six Months Ended June 30, 2010 and 2009	2

Consolidated Statements of Equity — Six Months Ended June 30, 2010 and 2009	3

Consolidated Statements of Cash Flows — Three and Six Months Ended June 30, 2010 and 2009	4

Notes to the Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. Removed and Reserved	28

Item 5. Other Information	28

Item 6. Exhibits

SIGNATURES

EXHIBITS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		(Unaudited)
		June 30,	December 31,
	Note	2010	2009
Assets
Housing and land inventory	2, 13	$845,087	$835,263
Investments in unconsolidated entities	3	101,758	92,477
Receivables and other assets	4	18,578	61,744
Restricted cash	5	7,485	7,485
Deferred income taxes	8	37,232	40,112

		$1,010,140	$1,037,081

Liabilities and Equity
Project specific and other financings	6	$353,282	$381,567
Accounts payable and other liabilities	7	128,165	122,190

Total liabilities		481,447	503,757

Other interests in consolidated subsidiaries	10	42,638	47,011

Preferred stock — 10,000,000 shares authorized, 10,000,000 shares issued (December 31, 2009 10,000,000 shares issued)		249,688	249,688
Common stock — 200,000,000 shares authorized, 32,073,781 shares issued (December 31, 2009 — 32,073,781 shares issued)		321	321
Additional paid-in-capital		142,534	142,106
Treasury stock, at cost — 2,420,089 shares (December 31, 2009 — 3,671,482 shares)		(110,807)	(166,113)
Retained earnings		197,905	252,994
Noncontrolling interest	10	6,414	7,317

Total equity		486,055	486,313

		$1,010,140	$1,037,081

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

			(Unaudited)		(Unaudited)
			Three Months Ended		Six Months Ended
			June 30,		June 30,
	Note		2010	2009	2010	2009
Revenue
Housing			$94,231	$82,051	$135,996	$117,412
Land			1,680	13,050	5,346	14,868

			95,911	95,101	141,342	132,280
Direct Cost of Sales
Housing			(77,204)	(75,250)	(113,023)	(106,890)
Land			(1,267)	(10,570)	(4,154)	(12,222)
Impairment of housing and land inventory and write-off of option deposits	13		—	(4,258)	—	(8,158)

			17,440	5,023	24,165	5,010
Selling, general and administrative expense			(13,632)	(13,545)	(26,133)	(25,274)
Equity (loss) / earnings from unconsolidated entities	3		(743)	(231)	(57)	2,128
Impairment of investments in unconsolidated entities	3		—	—	—	(11,618)
Other income	10 12	(c)	1,787	8,505	1,568	10,950
Income / (Loss) Before Income Taxes			4,852	(248)	(457)	(18,804)
Income tax (expense) / recovery			(1,795)	(115)	(77)	6,204

Net Income / (Loss)			3,057	(363)	(534)	(12,600)
Less net (loss) / income attributable to noncontrolling interest and other interests in consolidated subsidiaries			(130)	550	658	2,478

Net Income / (Loss) attributable to Brookfield Homes Corporation			$2,927	$187	$124	$(10,122)

Loss Per Share attributable to Brookfield Homes Corporation Common Shareholders
Basic	11		$(0.08)	$(0.12)	$(0.35)	$(0.51)
Diluted	11		$(0.08)	$(0.12)	$(0.35)	$(0.51)
Weighted Average Common Shares Outstanding (in thousands)
Basic	11		28,621	26,769	28,513	26,769
Diluted	11		28,621	26,769	28,513	26,769
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)
	Six Months Ended
	June 30,
	2010	2009
Common Stock	$321	$321

Preferred stock	249,688	249,688

Additional Paid-in-Capital
Opening balance	142,106	141,286
Adjustment to stock-based compensation plan	—	145
Stock option compensation costs	428	392

Ending balance	142,534	141,823

Treasury Stock
Opening balance	(166,113)	(238,957)
Stock option exercises	93	—
Preferred stock dividends	55,213	—

Ending balance	(110,807)	(238,957)

Retained Earnings
Opening balance	252,994	356,981
Net income / (loss) attributable to Brookfield Homes Corporation	124	(10,122)
Preferred stock dividends	(10,000)	(3,500)
Treasury stock issued	(45,213)	—

Ending balance	197,905	343,359

Total Brookfield Homes Corporation equity	$479,641	$496,234

Noncontrolling Interest
Opening balance	$7,317	$2,888
Net loss (Note 10)	(1,132)	—
Contributions	229	1

Ending balance	$6,414	$2,889

Total Equity	$486,055	$499,123

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cash Flows From / (Used in) Operating Activities
Net income / (loss)	$3,057	$(363)	$(534)	$(12,600)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Distributed / (undistributed) income from unconsolidated entities	745	129	52	(2,221)
Deferred income taxes	1,795	(77)	2,880	(6,396)
Impairment of housing and land inventory and write-off of option deposits	—	4,258	—	8,158
Impairment of investments in unconsolidated entities	—	—	—	11,618
Stock option compensation costs	315	201	428	392
Other changes in operating assets and liabilities:
Decrease in receivables and other assets	8,031	505	43,166	63,298
(Increase) / decrease in housing and land inventory	(3,225)	11,431	(11,763)	32
Increase / (decrease) in accounts payable and other liabilities	10,408	(99)	8,301	(21,620)

Net cash provided by operating activities	21,126	15,985	42,530	40,661

Cash Flows From / (Used in) Investing Activities
Investments in unconsolidated entities	(8,441)	(1,848)	(12,580)	(2,933)
Distribution from unconsolidated entities	—	1,612	6	1,778

Net cash used in investing activities	(8,441)	(236)	(12,574)	(1,155)

Cash Flows From / (Used in) Financing Activities
Net repayments under project specific and other financings	(12,164)	(261,876)	(28,285)	(285,908)
Net (distributions) / contributions from noncontrolling interest	(563)	403	(1,764)	678
Preferred stock issuance	—	250,000	—	250,000
Preferred stock issuance costs	—	(312)	—	(312)
Preferred stock dividends paid in cash	—	(3,500)	—	(3,500)
Exercise of stock options	42	—	93	—

Net cash used in financing activities	(12,685)	(15,285)	(29,956)	(39,042)

Increase in cash and cash equivalents	—	464	—	464
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$464	$—	$464

Supplemental Cash Flow Information
Interest paid	$7,438	$8,995	$15,740	$18,984
Income taxes recovered	$3,320	$1,883	$42,766	$60,700
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Since they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, they should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments necessary for fair presentation of the accompanying unaudited consolidated financial statements have been made.
The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
(b) Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now incorporated in Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (formerly Statement of Financial Accounting Standards “SFAS” 167) amending the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requiring enhanced disclosure to provide more information about a company’s involvement in a variable interest entity. This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company has adopted this guidance in its unaudited consolidated financial statements. See Notes 2 and 3 for disclosure regarding its impact on the consolidated financial statements.
(c) Reclassification
Certain prior period amounts in the consolidated balance sheet have been reclassified to conform with the June 30, 2010 presentation. Specifically, consolidated land inventory not owned, which had previously been shown as a separate line, is now shown as a component of housing and land inventory. Other revolving financings, which had previously been shown as a separate line, is now shown as a component of project specific and other financings. These reclassifications had no impact on the Company’s results from operations.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 2. Housing and Land Inventory
Housing and land inventory includes homes completed and under construction and lots ready for construction, model homes and land under and held for development which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	June 30,	December 31,
	2010	2009
Housing inventory	$338,843	$359,132
Model homes	26,720	32,542
Land and land under development	479,524	443,589

	$845,087	$835,263

The Company capitalizes interest which is expensed as housing units and building lots are sold. For the three and six months ended June 30, 2010, interest incurred and capitalized by the Company was $6.4 million and $14.5 million, respectively (2009 – $9.0 million and $19.0 million, respectively). Capitalized interest expensed as direct cost of sales for the same periods was $5.0 million and $8.9 million, respectively (2009 – $6.1 million and $8.6 million, respectively).
No impairment charges were recognized related to the Company’s housing and land inventory during the three and six months ended June 30, 2010 (2009 – $4.3 million and $8.2 million, respectively).
In the ordinary course of business, the Company has entered into a number of option contracts to acquire land or lots in the future in accordance with specific terms and conditions and the Company will advance deposits to secure these rights. Effective for the Company’s fiscal year beginning January 1, 2010, the Company is no longer required to follow quantitative guidance determining the primary beneficiary of a variable interest entity (“VIE”), but is required by ASC Topic 810 “Consolidation” to qualitatively assess whether it is the primary beneficiary based on whether it has the power over the significant activities of the VIE and an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company has evaluated its option contracts in accordance with this revised guidance and determined that for those entities considered to be VIEs, it is the primary beneficiary of options with an aggregate exercise price of $25.3 million (December 31, 2009 – $25.4 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase included in housing and land inventory, with an increase in accounts payable and other liabilities of $25.3 million (December 31, 2009 – $25.4 million) for the assumed third party investment in the VIE. Where the land sellers are not required to provide the Company financial information related to the VIE, certain assumptions by the Company were required in its assessment as to whether or not it is the primary beneficiary.
Housing and land inventory includes non-refundable deposits and other entitlement costs totaling $55.4 million (December 31, 2009 – $42.6 million) in connection with options that are not required to be consolidated in terms of the guidance incorporated in ASC Topic 810 “Consolidation” (formerly FASB Interpretation (“FIN”) No. 46(R)). The total exercise price of these options is $229.9 million (December 31, 2009 – $156.9 million), including the non-refundable deposits and other entitlement costs identified above. The number of lots which the Company has obtained an option to purchase, excluding those already consolidated and those held through unconsolidated entities and their respective dates of expiry and aggregate exercise prices follow:

	Number	Total
	of	Exercise
Year of Expiry	Lots	Price
2010	294	$36,413
2011	901	71,836
Thereafter	5,435	121,694

	6,630	$229,943

The Company holds agreements for a further 4,561 acres of longer term land, with non-refundable deposits and other entitlement costs of $5.4 million, which is included in housing and land inventory that may provide additional lots upon obtaining entitlements with an aggregate exercise price of $36.0 million. However, given that the Company is in the initial stage of land entitlement, the Company has concluded at this time that the level of uncertainty in entitling these properties does not warrant including them in the above totals.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Investments in unconsolidated entities include $27.9 million of the Company’s share of non-refundable deposits and other entitlement costs in connection with 1,987 lots under option. The Company’s share of the total exercise price of these options is $87.0 million.
Note 3. Investments in Unconsolidated Entities
The Company participates in nine unconsolidated entities in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the unconsolidated entities follows:

	June 30,	December 31,
	2010	2009
Assets
Housing and land inventory	$245,995	$235,864
Other assets	7,047	6,722

	$253,042	$242,586

Liabilities and Equity
Project specific financings	$42,614	$52,175
Accounts payable and other liabilities	15,535	14,082
Equity
Brookfield Homes’ interest	101,758	92,477
Others’ interest	93,135	83,852

	$253,042	$242,586

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue and Expenses	2010	2009	2010	2009
Revenue	$4,910	$520	$8,050	$3,338
Cost of sales	(5,569)	(491)	(9,954)	(2,950)
Other income / (expense)	(1,023)	(2,223)	3,027	(1,031)

Net (loss) / income	$(1,682)	$(2,194)	$1,123	$(643)

Company’s share of net (loss) / income	$(743)	$(231)	$(57)	$2,128

Impairment of investments in unconsolidated entities	$–	$–	$–	$(11,618)

In reporting the Company’s share of net (loss) / income, all inter-company profits or losses from unconsolidated entities are eliminated on lots purchased by the Company from unconsolidated entities. For the three and six months ended June 30, 2010, the difference between the Company’s share of the net (loss) / income of its investments in unconsolidated entities and equity in earnings from unconsolidated entities primarily arises from differences in accounting policies followed by unconsolidated entities.
During the three and six months ended June 30, 2010, in accordance with ASC Topic 323 “Investments – Equity Method and Joint Ventures” (formerly Accounting Principles Board Opinion 18) and ASC Topic 360 “Property, Plant and Equipment” (formerly SFAS 144), the Company recognized impairment charges of nil (June 30, 2009 – nil and $11.6 million), respectively.
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

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The Company and/or its unconsolidated entity partners have provided varying levels of guarantees of debt in its unconsolidated entities. At June 30, 2010, the Company had completion guarantees of $5.4 million (December 31, 2009 – $7.9 million) and limited maintenance guarantees of $13.0 million (December 31, 2009 – $15.3 million) with respect to debt in its unconsolidated entities.
Note 4. Receivables and Other Assets
The components of receivables and other assets included in the Company’s balance sheets are summarized as follows:

	June 30,	December 31,
	2010	2009
Proceeds and escrow receivables	$7,587	$1,414
Refundable deposits	807	4,815
Notes receivable	2,425	2,425
Prepaid expenses	1,738	2,970
Miscellaneous receivables	5,165	5,261
Other assets	856	4,857
Taxes receivable	–	40,002

	$18,578	$61,744

Note 5. Restricted Cash
At June 30, 2010, the Company had restricted cash of $7.5 million (December 31, 2009 – $7.5 million). During 2009, the Company entered into a total return swap transaction (see Note 12 (d)) which requires the Company to maintain cash deposits as collateral equivalent to 1,022,987 shares at $7.31 per share, the prevailing share price at the date of the transaction.
Note 6. Project Specific and Other Financings

Project specific financings of $228.3 million (December 31, 2009 – $231.6 million) are revolving in nature, bear interest at floating rates with a weighted average rate of 4.4% as at June 30, 2010 (December 31, 2009 – 4.2%) and are secured by housing and land inventory. The weighted average rate was calculated as of the end of each period, based upon the amount of debt outstanding and the related interest rates applicable on that date.
Project specific financings mature as follows: 2010 – $120.7 million; 2011 – $97.6 million; and 2012 – $10.0 million.
The Company’s project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of the Company, to maintain a tangible net worth of at least $250.0 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth of no greater than 2.50 to 1. As of June 30, 2010, the Company was in compliance with all of its covenants.
Other financings of $125.0 million (December 31, 2009 – $150.0 million) consist of amounts drawn on two unsecured revolving credit facilities due to subsidiaries of the Company’s largest stockholder, Brookfield Asset Management Inc.
The revolving operating facility is in a principal amount not to exceed $100.0 million, matures December 2011 and bears interest at LIBOR plus 3.5% per annum. During the three and six months ended June 30, 2010, interest of
$1.0 million and $1.9 million, respectively, was incurred related to this facility (2009 – $1.4 million and $4.2 million, respectively). As at June 30, 2010, $100.0 million was drawn on this facility.
The revolving acquisition and operating facility is in a principal amount not to exceed $100.0 million, matures December 2012 and initially bears interest at 12% per annum. This facility is available for the acquisition of housing and land assets and for operations. During the three and six months ended June 30, 2010, interest of $1.0 million and $2.8 million, respectively, was incurred related to this facility (2009 – $0.7 million and $0.9 million, respectively). As at June 30, 2010, $25.0 million was drawn on this facility.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The covenants with respect to these facilities are to maintain a minimum stockholders’ equity of $300.0 million and a consolidated net debt to book capitalization ratio of no greater than 70%. As of June 30, 2010, the Company and Brookfield Homes Holdings Inc. were in compliance with all of their covenants with respect to these facilities.
Note 7. Accounts Payable and Other Liabilities
The components of accounts payable and other liabilities included in the Company’s balance sheets are summarized as follows:

	June 30,	December 31,
	2010	2009
Trade payables and cost to complete accruals	$42,805	$37,518
Warranty costs (Note 12 (b))	13,231	13,126
Customer deposits	3,523	3,357
Stock-based compensation (Note 9)	5,076	5,878
Accrued and deferred compensation	972	3,268
Swap contracts (Note 12 (c) and (d))	18,162	14,192
Loans from other interests in consolidated subsidiaries	16,079	17,118
Consolidated land option contracts	25,338	25,434
Other	2,979	2,299

	$128,165	$122,190

Note 8. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The temporary differences that give rise to the net deferred tax asset are as follows:

	June 30,	December 31,
	2010	2009
Differences relating to properties	$18,763	$23,388
Compensation deductible for tax purposes when paid	1,816	2,641
Differences relating to derivative instruments	6,901	5,235
Loss carry-forward	9,752	8,848

	$37,232	$40,112

As at June 30, 2010, the Company had no unrecognized tax asset or liability (December 31, 2009 – nil).
In accordance with the provisions of ASC Topic 740 “Income Taxes”, the Company assesses, at each reporting period, its ability to realize its deferred tax asset. In determining the need for a valuation allowance at June 30, 2010, the Company considered the following significant factors: an assessment of recent years’ profitability and losses, adjusted to reflect the effects of changes to the Company’s capital structure that have resulted in a significant reduction in the amount of interest-bearing debt; the Company’s expectation of profits based on margins and volumes expected to be realized (which are based on current pricing and volume trends) and including the effects of reduced interest expense due to the reduction in the amount of interest-bearing debt; the financial support of the Company’s largest stockholder as evidenced by the credit facilities in place; and the long period of 10 to 20 years or more in all significant operating jurisdictions before the expiry of net operating losses, noting further that a substantial portion of the deferred tax asset is composed of deductible temporary differences that are not subject to an expiry period until realized under tax law. The Company’s loss carry-forwards of $9.8 million expire between the years 2028 and 2029 and based on the more likely than not standard in the guidance and the weight of available evidence, the Company does not believe a valuation allowance against its deferred tax asset is necessary. However, the recognition of deferred tax assets is based upon an estimate of future results and differences between the expected and actual financial performance of the Company could require all or a portion of the deferred tax asset to be expensed. The Company will continue to evaluate the need for a valuation allowance in future reporting periods.

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
During the three and six months ended June 30, 2010, the Company granted a total of nil and 285,000 new stock options, respectively, to eligible employees which are subject to graded vesting. The significant weighted average assumptions relating to the valuation of the Company’s stock options granted during the six months ended June 30, 2010 are as follows:

2010
Dividend yield	—
Volatility rate	66%
Risk-free interest rate	3.69%
Expected option life (years)	7.5

The total compensation costs recognized in income related to the Company’s stock options during the three and six months ended June 30, 2010 was an expense of $0.3 million and $0.4 million, respectively (2009 – $0.2 million and $0.4 million, respectively).
The following table sets out the number of common shares that employees of the Company may acquire under options granted under the Company’s stock option plans:

			June 30, 2010
				Total
				Weighted
				Average
				per Share
	Exercise Price Range		Total	Exercise
	$1.74 – $2.65	≥$7.34	Shares	Price
Outstanding, December 31, 2009	1,591,000	564,000	2,155,000	$10.21
Granted	–	285,000	285,000	$7.34
Exercised	(38,000)	–	(38,000)	$2.46

Outstanding, June 30, 2010	1,553,000	849,000	2,402,000	$9.99

Options exercisable at June 30, 2010	317,000	392,000	709,000	$19.66

At June 30, 2010, the aggregate intrinsic value of options currently exercisable is $1.4 million and the aggregate intrinsic value of options outstanding is $2.3 million.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
A summary of the status of the Company’s unvested options included in equity as of June 30, 2010 and changes during the six months ended June 30, 2010 is as follows:

	June 30, 2010
		Weighted
		Average Fair
	Shares	Value Per Share
Unvested options outstanding, December 31, 2009	1,815,800	$1.51
Granted	285,000	$5.00
Vested	(377,800)	$1.36
Exercised	(30,000)	$1.79

Unvested options outstanding, June 30, 2010	1,693,000	$2.14

At June 30, 2010, there was $2.8 million of unrecognized expense related to unvested options, which is expected to be recognized over the remaining weighted average period of 3.8 years.
Deferred Share Unit Plan
The Company has adopted a Deferred Share Unit Plan (“DSUP”) under which certain of its executive officers and directors may, at their option, receive all or a portion of their annual bonus awards or retainers, respectively, in the form of deferred share units. The Company may also make additional grants of units to its executives and directors pursuant to the DSUP. As of June 30, 2010, the Company had granted 1,213,993 units under the DSUP, of which 872,824 were outstanding at June 30, 2010, and of which 537,430 units are currently vested and 335,394 vest over the next five years.
In addition, the Company has adopted a Senior Operating Management Deferred Share Unit Plan (“MDSUP”), under which certain senior operating management employees receive a portion of their annual compensation in the form of deferred share units. As of June 30, 2010, the Company had granted 73,374 units under the MDSUP, all of which were vested and outstanding at June 30, 2010.
The liability of $5.1 million (December 31, 2009 – $5.9 million) which relates to 859,148 units under the DSUP and MDSUP and is included in accounts payable and other liabilities. The remaining 87,050 units vest during the years ending December 31, 2011 to 2014. The financial statement impact for the DSUP and MDSUP for the three and six months ended June 30, 2010 was income of $1.7 million and $0.7 million, respectively (2009 – expense of $0.5 million and $0.1 million, respectively).
The following table sets out changes in and the number of deferred share units that executives, directors and senior operating management may redeem under the Company’s DSUP and MDSUP:

June 30, 2010
Outstanding, December 31, 2009	936,109
Granted	23,846
Redeemed	(13,757)

Outstanding, June 30, 2010	946,198

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 10. Other Interests in Consolidated Subsidiaries and Noncontrolling Interest
Other interests in consolidated subsidiaries includes ownership interests of certain business unit presidents of the Company totaling $42.6 million (December 31, 2009 – $47.0 million). In the event a business unit president (“Minority Member”) of the Company is no longer employed by an affiliate of the Company, the Company has the right to purchase the Minority Member’s interest and the Minority Member has the right to require the Company to purchase their interest. Should such rights be exercised, the purchase price will be based on the then estimated bulk sales value of the business unit’s net assets.
The following table reflects the changes in the Company’s other interests in consolidated subsidiaries for the six months ended June 30, 2010 and the year ended December 31, 2009:

	June 30,	December 31,
	2010	2009
Other interests in consolidated subsidiaries, beginning of period	$47,011	$49,839
Net loss attributable to other interests in consolidated subsidiaries	(658)	(4,316)
(Distributions to) / Contributions from other interests in consolidated subsidiaries	(3,715)	1,488

Other interests in consolidated subsidiaries, end of period	$42,638	$47,011

Noncontrolling interest includes third party investments in consolidated entities of $6.4 million (December 31, 2009 – $7.3 million).
In accordance with ASC Topic 810 “Consolidation” (formerly SFAS 160), noncontrolling interest has been classified as a component of total equity and the net loss on the consolidated statements of operations has been adjusted to include the net loss attributable to noncontrolling interest which for the three and six months ended June 30, 2010 was nil (2009 – nil) and other interests in consolidated subsidiaries which for the three and six months ended June 30, 2010 was nil and $0.8 million, respectively (2009 – $0.6 million and $2.5 million, respectively). The Company has recorded $1.1 million of income for the six months ended June 30, 2010 relating to the forfeiture of another member’s interest in a consolidated entity, which has been included in other income.
Note 11. Loss Per Share
Basic and diluted loss per share for the three and six months ended June 30, 2010 and 2009 were calculated as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income / (loss) attributable to Brookfield Homes Corporation	$2,927	$187	$124	$(10,122)
Less: Preferred stock dividends	(5,000)	(3,500)	(10,000)	(3,500)

Net loss attributable to common stockholders	$(2,073)	$(3,313)	$(9,876)	$(13,622)

Denominator:
Basic average common shares outstanding	28,621	26,769	28,513	26,769
Net effect of stock options assumed to be exercised	—	—	—	—
Dilutive effect of preferred shares assumed to be converted	—	—	—	—

Diluted average shares outstanding	28,621	26,769	28,513	26,769

Basic loss per share	$(0.08)	$(0.12)	$(0.35)	$(0.51)

Diluted loss per share	$(0.08)	$(0.12)	$(0.35)	$(0.51)

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
For the three and six months ended June 30, 2010 and 2009, options to purchase 2.4 million common shares were outstanding and anti-dilutive and were excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2010 and 2009, 10.0 million preferred shares convertible into 35.7 million common shares were outstanding and anti-dilutive and were excluded from the computation of diluted earnings per share.
Note 12. Commitments, Contingent Liabilities and Other
(a) The Company is party to various legal actions arising in the ordinary course of its business. Management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
(b) When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the State where the Company conducts business which range up to ten years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the six months ended June 30, 2010 and 2009:

	2010	2009
Balance, at beginning of period	$13,126	$13,123
Payments and other adjustments made during the period	(1,169)	(1,429)
Warranties issued during the period	1,274	1,077

Balance, end of period	$13,231	$12,771

(c) The Company is exposed to financial risk that arises from fluctuations in interest rates. The interest bearing assets and liabilities of the Company are mainly at floating rates and, accordingly, their fair values approximate cost. The Company would be negatively impacted on balance, if interest rates were to increase. From time to time, the Company enters into interest rate swap contracts. As at June 30, 2010, the Company had five interest rate swap contracts outstanding totaling $150.0 million at an average rate of 4.8% per annum. The contracts expire between 2011 and 2017. At June 30, 2010, the fair market value of the contracts was a liability of $17.6 million (December 31, 2009 – liability of $14.2 million) and was included in accounts payable and other liabilities. Expense of $2.8 million and $3.4 million was recognized during the three and six months ended June 30, 2010, respectively, (2009 – income of $0.7 million and $9.2 million, respectively) and was included in other income / (expense). All interest rate swaps are recorded at fair market value and are presented in the consolidated statements of operations because hedge accounting has not been applied.
The fair value measurements for the interest rate swap contracts are determined based on notional amounts, terms to maturity, and the USD LIBOR rates. The LIBOR rates vary depending on the term to maturity and the conditions set out in the underlying swap agreements.
(d) The Company is exposed to financial risk that arises from fluctuations in its common stock price. To hedge against future deferred share unit payments, in August 2009, the Company entered into a total return swap transaction at an average cost of $7.31 per share on 1,022,987 shares, maturing in August 2010. At June 30, 2010, the fair market value of the total return swap was a liability of $0.6 million and was included in accounts payable and other liabilities (December 31, 2009 – asset of $0.7 million and was included in receivables and other assets). Expense of $2.0 and $1.3 million was recognized during the three and six months ended June 30, 2010, respectively, (2009 – income of $0.6 and $0.2 million, respectively) and was included in selling, general and administrative expense. These charges for the three months and six months ended June 30, 2010 were partially offset by income of $1.7 million and $0.7 million, respectively, relating to the Company’s stock-based compensation plans. The total return swap is recorded at fair market value and is recorded through the consolidated statements of operations because hedge accounting has not been applied. See Note 13 for additional disclosure.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
Note 13. Fair Value Measurements
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
The Company’s financial assets are measured at fair value on a recurring basis and are as follows:

Fair Value Measurements
Using Significant
Observable Inputs (Level 2)
Interest rate swap contracts at June 30, 2010	$(17,564)

The fair value measurements for the interest rate swap contracts are determined based on notional amounts, terms to maturity, and the USD LIBOR rates. The LIBOR rates vary depending on the term to maturity and the conditions set out in the underlying swap agreements.

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Equity swap contract at June 30, 2010	$(598)

The fair value measurement for the equity swap contract is determined based on the notional amount, stock price, the number of underlying shares and the three month USD LIBOR rate. The Company performed a sensitivity analysis of the estimated fair value and the impact to the consolidated financial statements using alternative reasonably likely assumptions on June 30, 2010 and the impact to the consolidated financial statements was nominal.
The fair value measurements for housing and land inventory were determined by comparing the carrying amount of an asset to its expected future cash flows. To arrive at the estimated fair value of housing and land inventory deemed to be impaired during the period ended June 30, 2010, the Company estimated the cash flow for the life of each project. Specifically, project by project, the Company evaluated the margins on home sales that have been closed, margins on sales contracts which are in backlog, estimated margins with regard to future home sales over the life of the projects, as well as estimated margins with respect to future land sales. The Company evaluated and continues to evaluate projects where inventory is turning over more slowly than expected or whose average sales price and margins are declining and are expected to continue to decline. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. Such projections generally assume current home selling prices, with cost estimates and sales rates for short-term projects consistent with recent sales activity. For longer-term projects, planned sales rates for 2010 and 2011 assume recent sales activity and normalized sales rates beyond 2011. If the future undiscounted cash flows are less than the carrying amount, the asset is considered to be impaired and is then written down to fair value less estimated selling costs.
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
The Company has reviewed all of its projects for impairment in accordance with the provisions of ASC Topic 360 “Property, Plant and Equipment” (formerly SFAS 144) and ASC Topic 820 “Fair Value Measurements and Disclosures” (formerly SFAS 157). For the three and six months ended June 30, 2010, no impairment charges have been recognized. For the three months ended June 30, 2009, housing and land inventory on two projects with a carrying amount of $20.5 million was written down to its fair value of $16.2 million, resulting in an impairment charge of $4.3 million, which was included impairment and write-off of option deposits. For the six months ended June 30, 2009, housing and land inventory on three projects with a carrying amount of $32.9 million was written down to its fair value of $24.7 million, resulting in an impairment charge of $8.2 million, which was included in impairment of housing and land inventory and write-off of option deposits.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Northern California	$5,352	$27,645	$17,150	$36,080
Southland / Los Angeles	36,780	14,938	47,455	26,229
San Diego / Riverside	19,175	16,473	30,626	25,647
Washington, D.C. Area	33,214	25,759	42,591	33,438
Corporate and Other	1,390	10,286	3,520	10,886

Total Revenues	$95,911	$95,101	$141,342	$132,280

Segment Income / (Loss):
Northern California	$(477)	$(1,066)	$1,409	$690
Southland / Los Angeles	4,438	(5,102)	4,034	(6,908)
San Diego / Riverside	2,520	753	2,538	(9,222)
Washington D.C. Area	4,485	(37)	4,084	(3,323)
Corporate and Other	(6,114)	5,204	(12,522)	(41)

Income / (Loss) before Income Taxes	$4,852	$(248)	$(457)	$(18,804)

	June 30,	December 31,
	2010	2009
Housing and Land Assets (1)
Northern California	$217,114	$201,164
Southland / Los Angeles	124,578	122,504
San Diego / Riverside	330,538	336,458
Washington, D.C. Area	234,412	226,768
Corporate and Other	40,203	40,846

	$946,845	$927,740

(1)	Consists of housing and land inventory including investments in unconsolidated entities.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except per share amounts)
The following tables set forth additional financial information relating to the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Equity (Loss) / Earnings from Unconsolidated Entities:
Northern California	$58	$(333)	$1,287	$2,090
San Diego / Riverside	(1)	—	(1)	—
Washington, D.C. Area	(155)	118	(367)	140
Corporate and Other	(645)	(16)	(976)	(102)

Total	$(743)	$(231)	$(57)	$2,128

Impairments of Housing and Land Inventory:
Southland / Los Angeles	$—	$2,600	$—	$2,600
Washington, D.C. Area	—	1,658	—	1,658
Corporate and Other	—	—	—	3,900

Total	$—	$4,258	$—	$8,158

Impairments of Investments in Unconsolidated Entities:
San Diego / Riverside	—	—	—	9,243
Washington, D.C. Area	—	—	—	2,375

Total	$—	$—	$—	$11,618

	June 30,	December 31,
	2010	2009
Investments in Unconsolidated Entities:
Northern California	$—	$—
Southland / Los Angeles	45,373	48,050
San Diego / Riverside	4,218	2,694
Washington, D.C. Area	44,482	34,971
Corporate and other	7,685	6,762

Total	$101,758	$92,477

Note 15. Subsequent Event
On July 30, 2010, the Company announced that it intends to commence discussions with Brookfield Properties Corporation regarding a possible transaction that, if completed, would result in the combination of Brookfield Homes with the North American residential land and housing division of Brookfield Properties. A committee of independent directors of the Company has been formed to consider a proposed transaction, however there can be no assurance that an agreement with respect to such a transaction will be reached, or that a transaction will be completed.

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
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “planned” “estimate,” “project,” “future,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:
•	ability to create shareholder value;

•	business goals and strategy;

•	our financial and lot position;

•	strategies for shareholder value creation;

•	effect of challenging conditions on us;

•	factors affecting our competitive position within the homebuilding industry;

•	ability to generate sufficient cash flow from our assets in 2010, 2011 and 2012 to repay maturing project specific and other financings;

•	the visibility of our future cash flow;

•	expected backlog and closings;

•	sufficiency of our access to capital resources;

•	the timing of the effect of interest rate changes on our cash flows;

•	the effect on our business of existing lawsuits;

•	a possible transaction with Brookfield Properties Corporation; and

•	whether or not our letters of credit or performance bonds will be drawn upon.
Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:
•	changes in general economic, real estate and other conditions;

•	mortgage rate and availability changes;

•	availability of suitable undeveloped land at acceptable prices;

•	adverse legislation or regulation;

•	ability to obtain necessary permits and approvals for the development of our land;

•	availability of labor or materials or increases in their costs;

•	ability to develop and market our master-planned communities successfully;

•	ability to obtain regulatory approvals;

•	confidence levels of consumers;

•	ability to raise capital on favorable terms;

•	our debt and leverage;

•	adverse weather conditions and natural disasters;

•	relations with the residents of our communities;

•	risks associated with increased insurance costs or unavailability of adequate coverage;

•	ability to obtain surety bonds;

•	competitive conditions in the homebuilding industry, including product and pricing pressures;

•	ability to retain our executive officers;

•	relationships with our affiliates;

•	failure to negotiate the terms of a transaction agreement;

•	failure to obtain any required regulatory and shareholder approvals with respect to a transaction; and

•	additional risks and uncertainties, many of which are beyond our control, referred to in this Form 10-Q and our other SEC filings.

Except as required by law, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.
Overview
We were encouraged by the improvement in first quarter sales and closings. However, since then, selling communities have seen a drop in the number of visits from potential homebuyers, which we believe is a result of expired government stimulus programs, together with continued uncertain economic conditions, which have negatively impacted homebuyer confidence. The United States homebuilding industry continues to face a number of challenges with home foreclosures and tight credit standards continuing to have an effect on inventory and new home sale rates and prices. Despite these challenging conditions, we believe the risk is mitigated by our assets which are largely located in geographic areas with a constrained supply of lots and which have demonstrated strong economic characteristics over the long term. The supply of finished lots has been depleted substantially over the last few years and negligible development has occurred since 2006. As a result, we believe our strong financial position and owning entitled and/or developed lots in supply-constrained markets places us in a solid position as the markets improve.
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
The 26,169 lots that we control provide a strong foundation for our future homebuilding business and visibility on our future cash flow. We believe we add value to the lots we control through entitlements, development and the construction of homes. In allocating capital to our operations we generally limit our capital at risk on unentitled land by optioning such land positions. Option contracts for the purchase of land permit us to control lots for an extended period of time.
Operating in markets with higher price points and catering to move-up buyers, our average home selling price for the six months ended June 30, 2010 of $469,000 was well in excess of the national average sales price. We also sell serviced and unserviced lots to other homebuilders, generally on an opportunistic basis where we can redeploy capital to an asset providing higher returns. The number of lots we sell may vary significantly from period to period due to the timing and nature of such sales which are also affected by local market conditions.
Our housing and land inventory, investments in unconsolidated entities and consolidated land inventory not owned together comprised 94% of our total assets as of June 30, 2010. In addition, we had $63 million in other assets. Other assets consist of restricted cash of $7 million, deferred taxes of $37 million and other receivables of $19 million.
As at June 30, 2010, the market capitalization of our common stock was $200 million, compared to the book value of our common stock of $230 million. Market capitalization will vary depending on market sentiment and may not have a relationship to the underlying value of a share of our common stock over the longer term.

Results of Operations

	Three Months Ended		Six Months Ended
Selected Financial Information (Unaudited)	June 30,		June 30,
($US millions)	2010	2009	2010	2009
Revenue:
Housing	$94	$82	$136	$117
Land	1	13	5	15

Total revenues	95	95	141	132
Direct cost of sales	(78)	(86)	(117)	(119)
Impairment of housing and land inventory and write-off of option deposits	—	(4)	—	(8)

Gross margin	17	5	24	5
Selling, general and administrative expense	(13)	(13)	(26)	(25)
Equity in earnings unconsolidated entities	(1)	(1)	—	2
Impairment of investment in unconsolidated entities	—	—	—	(12)
Other income	2	8	2	11

Loss before income taxes	5	(1)	—	(19)
Income tax (expense) / recovery	(2)	—	—	6

Net income / (loss)	3	(1)	—	(13)
Less net income / (loss) attributable to noncontrolling interests	—	1	—	3

Net income / (loss) attributable to Brookfield Homes Corporation	$3	$—	$—	$(10)

Segment Information
Housing revenue ($US millions):
Northern California	$5	$28	$17	$36
Southland / Los Angeles	36	15	47	26
San Diego / Riverside	19	14	29	22
Washington D.C. Area	32	23	39	30
Corporate and Other	2	2	4	3

	$94	$82	$136	$117

Land revenue ($US millions):
Northern California	$—	$—	$—	$—
Southland / Los Angeles	—	—	—	—
San Diego / Riverside	—	3	2	4
Washington D.C. Area	1	2	3	3
Corporate and Other	—	8	—	8

	$1	$13	$5	$15

Gross margin / (loss) ($US millions):
Northern California	$1	$1	$3	$2
Southland / Los Angeles	5	(3)	7	(2)
San Diego / Riverside	3	3	5	4
Washington D.C. Area	7	3	9	5
Corporate and Other	1	1	—	(4)

	$17	$5	$24	$5

Impairment of housing and land inventory and write-off of option deposits ($US millions):
Northern California	$—	$—	$—	$—
Southland / Los Angeles	—	2	—	2
San Diego / Riverside	—	—	—	—
Washington D.C. Area	—	2	—	2
Corporate and Other	—	—	—	4

	$—	$4	$—	$8

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Home closings (units):
Northern California	5	33	17	42
Southland / Los Angeles	82	40	107	71
San Diego / Riverside	35	29	53	46
Washington D.C. Area	85	63	105	79
Corporate and Other	3	4	8	5

Consolidated total	210	169	290	243
Unconsolidated Entities	—	—	1	—

	210	169	291	243

Average selling price ($US):
Northern California	$1,070,000	$838,000	$1,099,000	$859,000
Southland / Los Angeles	449,000	373,000	444,000	369,000
San Diego / Riverside	548,000	481,000	544,000	480,000
Washington D.C. Area	371,000	364,000	372,000	378,000
Corporate and Other	463,000	641,000	440,000	633,000

Consolidated average	449,000	486,000	469,000	483,000
Unconsolidated Entities	—	—	1,245,000	750,000

Average	$449,000	$486,000	$472,000	$485,000

	Housing & Land		Unconsolidated Entities		Total Units
	Owned(1)	Options	Owned	Options	June 30, 2010
Lots controlled (units at end of period):
Northern California	3,233	5,044	—	—	8,277
Southland / Los Angeles	962	320	404	1,987	3,673
San Diego / Riverside	8,696	200	52	—	8,948
Washington D.C. Area	2,752	1,066	1,199	—	5,017
Corporate and Other	196	—	58	—	254

	15,839	6,630	1,713	1,987	26,169

(1)	Includes consolidated options.
Three and Six Months ended June 30, 2010 Compared with Three and Six Months Ended June 30, 2009
Net Income / (Loss)
Net income was $3 million and nil for the three and six months ended June 30, 2010, an increase in net income of $4 million and $13 million, respectively, when compared to the same periods in 2009. The increase in net income for the three and six months ended June 30, 2010 primarily relates to an increase in gross margin before impairment charges and a decrease of $4 million and $20 million, respectively, in impairments on our housing and land assets and investments in unconsolidated entities, partially offset by a reduction in income from interest rate swap contracts as well as a reduction in income tax recovery.
Results of Operations
Company-wide: Housing revenue was $94 million and $136 million for the three and six months ended June 30, 2010, an increase of $12 million and $19 million, respectively, when compared to the same periods in 2009. The increase in housing revenue was primarily due to 41 and 47 additional home closings in the three and six months ended June 30, 2010, partially offset by a decrease in the overall average selling price per home. While the total average selling price per home decreased by 8% for the three months ended June 30, 2010 compared to the same period in 2009, reflecting the significant decrease in the number of higher priced homes sold in Northern California, the average selling price of homes delivered increased in each region.

Housing revenues were net of incentives of $5 million and $9 million for the three and six months ended June 30, 2010, compared to $14 million and $20 million, respectively, for the same periods in 2009.

	Three Months Ended June 30,
	2010		2009
	Incentives	% of Gross	Incentives	% of Gross
($ millions)	Recognized	Revenues	Recognized	Revenues
Northern California	$1	15%	$9	24%
Southland / Los Angeles	1	4	1	7
San Diego / Riverside	1	6	1	6
Washington D.C. Area	2	8	3	12
Corporate and Other	—	—	—	—

	$5	6%	$14	14%

	Six Months Ended June 30,
	2010		2009
	Incentives	% of Gross	Incentives	% of Gross
($ millions)	Recognized	Revenues	Recognized	Revenues
Northern California	$2	12%	$12	25%
Southland / Los Angeles	2	4	2	7
San Diego / Riverside	2	6	1	6
Washington D.C. Area	3	8	5	14
Corporate and Other	—	—	—	—

	$9	6%	$20	15%

Land revenue totaled $1 million and $5 million for the three and six months ended June 30, 2010, a decrease of $12 million and $10 million, respectively, when compared to the same periods in 2009. Our land revenues may vary significantly from period to period due to the timing and nature of land sales and such revenues are also affected by local market conditions.
Gross margin was $17 million and $24 million for the three and six month months ended June 30, 2010, compared with $5 million and $5 million, respectively, for the same periods in 2009. The increase in gross margin during the three and six month periods ended June 30, 2010 was primarily a result of a decrease in impairment charges as well as a decline in costs incurred relative to the homes that were closed.
During the three and six months ended June 30, 2010, we did not recognize any impairment charges or option write-offs compared to impairment charges of $4 million and $8 million for the same periods in 2009. The impairment charges for the three and six months ended June 30, 2009 related to owned lots in our Southland / Los Angeles and Washington D.C. Area reportable segments.
Forty-three projects were tested for impairment charges and option write-offs for the six months ended June 30, 2010 and no impairment charges or option write-offs were required. The locations of the projects tested were as follows:

Number of Projects
Northern California.	6
Southland / Los Angeles	4
San Diego / Riverside	14
Washington D.C. Area	17
Corporate	2

43

Northern California: Housing revenue was $5 million and $17 million for the three and six months ended June 30, 2010, a decrease of $23 million and $19 million, respectively, when compared to the same periods in 2009. The gross margin for the three and six months ended June 30, 2010 was $1 million and $3 million compared with $1 million and $2 million, respectively, for the same periods in 2009.
Southland / Los Angeles: Housing revenue was $36 million and $47 million for the three and six months ended June 30, 2010, an increase of $21 million when compared to the same periods in 2009. The gross margin for the three and six months ended June 30, 2010 was $5 million and $7 million compared with a loss of $3 million and $2 million, respectively, for the same periods in 2009.

San Diego / Riverside: Housing revenue was $19 million and $29 million for the three and six months ended June 30, 2010, an increase of $5 million and $7 million, respectively, when compared to the same periods in 2009. Land revenue was nil and $2 million for the three and six months ended June 30, 2010, compared with $3 million and $4 million, respectively, for the same periods in 2009. The gross margin for the three and six months ended June 30, 2010 was $3 million and $5 million, compared with $3 million and $4 million, respectively for the same periods in 2009.
Washington D.C. Area: Housing revenue was $32 million and $39 million for the three and six months ended June 30, 2010, an increase of $9 million when compared to the same periods in 2009. Land revenue was $2 million and $4 million for the three and six months ended June 30, 2010, consistent with the same periods in 2009. The gross margin for the three and six months ended June 30, 2010 was $7 million and $5 million, compared with $3 million and $5 million, respectively, for same periods in 2009.
Selling, general and administrative expense was $13 million and $26 million for the three and six months ended June 30, 2010, compared to $13 million and $25 million, respectively, for the same periods in 2009. The general and administrative expense for the six months ended June 30, 2010 included a charge of $1 million related to a restructuring of our benefit plans. The components of the expense for the three and six months ended June 30, 2010 and 2009 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ millions)	2010	2009	2010	2009
General and administrative expense	$7	$8	$16	$15
Sales and marketing expense	4	6	8	10
Stock compensation	(1)	—	—	—
Change in fair value of equity swap contract	3	(1)	2	—

	$13	$13	$26	$25

Equity in earnings from unconsolidated entities for the three and six months ended June 30, 2010 was a loss of $1 million and nil compared with a loss of $1 million and income of $2 million, respectively, for the same periods in 2009. We did not record any impairment charges related to our investments in unconsolidated entities for the three and six months ended June 30, 2010.
Other income for the three and six months ended June 30, 2010 totaled income of $2 million for both periods, a decrease of $6 million and $9 million, respectively, when compared to the same periods in 2009. The components of other income for the three and six months ended June 30, 2010 and 2009 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ millions)	2010	2009	2010	2009
Change in fair value of interest rate swap contracts	$(2)	$7	$(3)	$9
Other	4	1	5	2

	$2	$8	$2	$11

Sales Activity
Net new home orders for the three and six months ended June 30, 2010 totaled 127 units and 285 units, a decrease of 139 units and 134 units, or 52% and 32%, respectively, compared to the same periods in 2009. We were selling from 24 active communities at June 30, 2010 compared to 30 at June 30, 2009, a 20% decline. The net new home orders for the three and six months ended June 30, 2010 and 2009 by reportable segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Northern California	15	49	30	82
Southland / Los Angeles	40	82	80	123
San Diego / Riverside	18	49	49	78
Washington D.C. Area	53	85	117	136
Corporate and Other	1	1	9	—

Consolidated total	127	266	285	419
Unconsolidated entities	—	—	—	—

	127	266	285	419

Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations.
Our backlog, which represents the number of new homes subject to pending sales contracts, at June 30, 2010 and 2009 by reportable segment are as follows:

	Backlog		Backlog
	June 30, 2010		June 30, 2009
	Units	$ millions	Units	$ millions
Northern California	37	$38	50	$40
Southland / Los Angeles	42	18	107	41
San Diego / Riverside	19	10	40	19
Washington D.C. Area	83	37	97	38
Corporate and other	—	—	15	13

Consolidated total	181	103	309	151
Unconsolidated entities	—	—	1	1

	181	$103	310	$152

We expect all 181 units of our backlog to close in 2010, subject to any future cancellations that may occur. The cancellation rates for the three and six months ended June 30, 2010 and 2009 by reportable segment are as follows:

	Three Months Ended				Six Months Ended
	June 30				June 30
	2010		2009		2010		2009
	Units	%	Units	%	Units	%	Units	%
Northern California	4	21%	6	11%	7	19%	12	13%
Southland / Los Angeles	6	13	10	11	10	11	25	17
San Diego / Riverside	7	28	4	7	16	25	7	8
Washington D.C. Area	14	21	16	16	25	18	26	16
Corporate and other	—	—	2	67	—	—	6	100

	31	20%	38	12%	58	17%	76	15%

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2010 compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009. Even though our critical accounting policies have not changed significantly during the six months ended June 30, 2010, the following provides additional disclosures about our deferred tax asset and our derivative financial instruments valuation process related to housing and land inventory and option deposits.
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

For the three and six months ended June 30, 2010, we recorded no impairment charges compared to $4 million and $8 million, respectively, during the same periods in 2009. The impairment charges taken during the six months ended June 30, 2009 were on 175 lots or one project located in Southland / Los Angeles, 6 lots or one project in the Washington D.C. Area and 18 lots or one project located in the Corporate and Other reportable segments. The impairment charges related to finished homes, construction in progress and land on which we intend to build homes in the future. The lots impaired represent all of the lots within a project that are deemed to be impaired. In light of the current market conditions, we have reviewed and continue to review, during each reporting period, all of our assets for indicators of impairment. The impairment charges recorded were estimated based on market conditions and assumptions made by management at the time the charges were recorded, which may differ materially from actual results if market conditions or our assumptions change. We have also entered into a number of option contracts to acquire land or lots in the future in accordance with specific terms and conditions. A majority of our option contracts require a non-refundable cash deposit based on a percentage of the purchase price of the property. The option contracts are recorded at cost. In determining whether to pursue an option contract, we estimate the option primarily based upon the expected cash flows from the optioned property. If our intent is to no longer pursue an option contract, we record a charge to earnings of the deposit amounts and any other related pre-acquisition entitlement costs in the period the decision is made.
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
In accordance with the provisions of ASC Topic 740, we assess, on a quarterly basis, our ability to realize our deferred tax asset. In determining the need for a valuation allowance, we consider the following significant factors: an assessment of recent years’ profitability and losses which considers the nature, frequency and severity of current and cumulative losses adjusted to reflect the effects of changes to our capital structure that have resulted in a significant reduction in the amount of interest bearing debt; our forecasts or expectation of profits based on margins and volumes expected to be realized (which are based on current pricing and volume trends) and including the effects of reduced interest expense; the financial support of our largest stockholder as evidenced by the revolving credit facilities, the long duration of ten to twenty years or more in all significant operating jurisdictions before the expiry of net operating losses, and we take into consideration that a substantial portion of the deferred tax asset comprised of deductible temporary differences that are not subject to an expiry period until realized under tax law. However, the recognition of deferred tax assets is based upon assumptions about the future including an estimate of future results, and differences between the expected and actual financial performance could require all or a portion of the deferred tax asset to be expensed. We will continue to evaluate the need for a valuation allowance in future periods. At June 30, 2010 and December 31, 2009, our deferred tax asset was $37 million and $40 million, respectively. Based on the more likely than not standard in the guidance and the weight of available evidence, we do not believe a valuation allowance against the deferred tax asset at June 30, 2010 is necessary.
Derivative Financial Instruments
We revalue our equity swap contract each reporting period. The fair value of the equity swap contract is determined based on the notional amount, stock price, the number of underlying shares and the three months USD LIBOR rate. We performed a sensitivity analysis of the estimated fair value and the impact to the financial statements using alternative reasonably likely assumptions on June 30, 2010 and the impact to the financial statements was nominal. However, future fluctuations in share price could have a significant impact on net income.
Liquidity and Capital Resources
Financial Position
Our assets as of June 30, 2010 totaled $1,010 million, a decrease of $27 million compared to December 31, 2009. The decrease was due primarily to a decrease in receivables and other assets as a result of the receipt of cash tax refunds of $43 million, partially offset by an increase of $19 million in our housing and land assets. Our housing and land inventory and investments in unconsolidated entities are our most significant assets with a combined book value of $947 million, or approximately 94% of our total assets. Our housing and land assets include homes completed and under construction and lots ready for construction, model homes and land under and held for development.

Our total debt as of June 30, 2010 was $353 million, a decrease of $29 million from December 31, 2009. Total debt as of June 30, 2010 consisted of $228 million of project specific financings and $125 million drawn on facilities with subsidiaries of our largest stockholder, Brookfield Asset Management Inc. Our project specific financings represent construction and development loans that are used to fund the operations of our communities. As new homes are constructed, we arrange further loan facilities with our lenders. Our major project specific lenders are Wells Fargo, Housing Capital Corporation, Bank of America and M&T Bank.
Interest charged under project specific and other financings include LIBOR and prime rate pricing options. As of June 30, 2010, the average interest rate on our project specific and other financings was 4.6%, with stated maturities as follows:

($ millions)	2010	2011	2012	Total
Northern California	$13	$21	$—	$34
Southland / Los Angeles	15	19	—	34
San Diego / Riverside	67	23	10	100
Washington D.C. Area	26	25	—	51
Corporate / Other	—	109	25	134

June 30, 2010	$121	$197	$35	$353

December 31, 2009	$143	$180	$59	$382

The debt maturing in 2010, 2011 and 2012 is expected to be repaid from home and/or lot deliveries over this period or extended. During the current period proceeds from housing and land deliveries exceeded the corresponding debt repayments made during the period. During the six months ended June 30, 2010, in the normal course of operations we extended repayment terms on $18 million of debt originally maturing in 2010 and now maturing in 2011. Additionally, as of June 30, 2010, we had project specific debt of $130 million that is available to complete land development and construction activities. The “Cash Flow” section below discloses future available capital resources should proceeds from our future home closings not be sufficient to repay our debt obligations.
Other financings includes $100 million on an unsecured revolving operating facility and $25 million on an unsecured revolving acquisition and operating facility, both with subsidiaries of our largest stockholder, Brookfield Asset Management Inc. The revolving operating facility matures December 2011, bears interest at LIBOR plus 3.50% and was fully drawn upon at June 30, 2010. The revolving acquisition and operating facility is in a principal amount not to exceed $100 million. This facility matures December 2012, initially bears interest at 12% and could be fully drawn upon without violation of any covenants.
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
Cash provided by our operating activities during the six months ended June 30, 2010 totaled $43 million compared with $41 million for the same period in 2009. During the six months ended June 30, 2010, our operating cash flow was positively impacted by the receipt of cash tax refunds of $43 million (June 30, 2009 — $59 million), an increase in accounts payable and other liabilities offset by an increase in our housing and land assets.
During the six months ended June 30, 2010, 291 homes were delivered and 88 lots were sold. As a result, cash flow from operations was positively affected by these closings and lot sales.

A summary of our lots owned, directly or through our share of unconsolidated entities, excluding lot options, and their stage of development at June 30, 2010 compared with December 31, 2009 follows:

	June 30	December 31
	2010	2009
Housing units, including models	648	361
Finished lots	1,379	1,710
Lots commenced grading	1,860	1,991
Raw lots	13,665	8,685

	17,552	12,747

Cash used in our investing activities in unconsolidated entities for the six months ended June 30, 2010 was $13 million, an increase of $12 million when compared with $1 million for the same period in 2009. The increase was primarily a result of investment in future land development expenditures in our unconsolidated entities. However, we continue where possible to minimize our land development expenditures.
Cash used in our financing activities for the six months ended June 30, 2010 was $30 million compared with cash used of $39 million for the same period in 2009. The cash used in the six months ended June 30, 2010 was primarily used to repay other financings.
Contractual Obligations and Other Commitments
Our contractual obligations and other commitments have not changed materially from those reported in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
A total of $318 million of our project specific and other financings mature prior to the end of 2011. The debt maturing in 2010 and 2011 is expected to be repaid from home and /or lot deliveries over this period or extended. Our net debt to total capitalization ratio as of June 30, 2010, which we define as total interest-bearing debt less cash divided by total interest-bearing debt less cash plus equity and other interests in consolidated subsidiaries was 40%, compared to 42% at December 31, 2009. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2009 entitled “Risk Factors — Our debt and leverage could adversely affect our financial condition.”
Our project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of our company, to maintain a tangible net worth of at least $250 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth ratio of no greater than 2.50 to 1. At June 30, 2010, we were in compliance with all our project specific financing covenants. The following are computations of the most restrictive of Brookfield Homes Holdings Inc.’s tangible net worth, net debt to capitalization ratio, and net debt to tangible net worth debt ratio covenants:

		Actual as of
	Covenant	June 30, 2010
Tangible net worth ($US millions)	$250	$514
Net debt to capitalization	65%	48%
Net debt to tangible net worth	2.50 to 1	0.86 to 1

At June 30, 2010, our revolving operating facility with a subsidiary of Brookfield Asset Management Inc. required us to maintain minimum stockholders’ equity of $300 million and a consolidated net debt to book capitalization ratio of no greater than 70%. At June 30, 2010, we were in compliance with all our covenants. The following are computations of Brookfield Homes Corporation’s minimum stockholders’ equity and net debt to capitalization ratio covenants:

		Actual as of
	Covenant	June 30, 2010
Minimum stockholders’ equity ($US millions)	$300	$486
Net debt to capitalization	70%	40%

Off-Balance Sheet Arrangements
In the ordinary course of business, we use land and lot option contracts and unconsolidated entities to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control the land for an extended period of time, until options expire and/or we are ready to sell or develop the land for home construction. This reduces our financial risk associated with land holdings. As of June 30, 2010, we had $55 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options was $230 million. Pursuant to the guidance now incorporated in ASC Topic 810 “Consolidation” (formerly FIN 46(R)), as described in Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q, we have consolidated $25 million of our option contracts. Please see Note 2 for additional information about our lot options.
We also own 1,713 lots and control under option 1,987 lots through our proportionate share of unconsolidated entities. As of June 30, 2010, our investment in unconsolidated entities totaled $102 million. We have provided varying levels of guarantees of debt in our unconsolidated entities. As of June 30, 2010, we had completion guarantees of $5 million and limited maintenance guarantees of $13 million with respect to debt in our unconsolidated entities. During the three and six months ended June 30, 2010, we did not make any loan re-margin repayments on the debt in our unconsolidated entities. Please see Note 3 to our consolidated financial statements included elsewhere in the Form 10-Q for additional information about our investments in unconsolidated entities.
We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of June 30, 2010, we had $8 million in letters of credit outstanding and $123 million in performance bonds for these purposes. The costs to complete related to our letters of credit and performance bonds are $5 million and $54 million, respectively. We do not believe that any of these letters of credit or bonds is likely to be drawn upon.
Subsequent Event
On July 30, 2010, we announced that we intend to commence discussions with Brookfield Properties Corporation regarding a possible transaction that, if completed, would result in the combination of Brookfield Homes with the North American residential land and housing division of Brookfield Properties. A committee of independent directors of the Company has been formed to consider a proposed transaction, however there can be no assurance that an agreement with respect to such a transaction will be reached, or that a transaction will be completed.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Exchange Rates
We conduct business in U.S. dollars only, so we are not exposed to currency risks.
Interest Rates
We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition at June 30, 2010, we have interest rate swap contracts totaling $150 million at an average rate of 4.8% per annum. Based on our net debt levels as of June 30, 2010, a 1% change up or down in interest rates would have either a negative or positive effect of approximately $2 million on our cash flows.
Our interest rate swaps are not designated as hedges under ASC Topic 815 (formerly SFAS 133) “Derivatives and Hedging”. We are exposed to market risk associated with changes in the fair values of the swaps, and such changes must be reflected in our consolidated statements of operations. As of June 30, 2010, the fair value of the interest rate swaps totaled a liability of $18 million.

Item 4.	Controls and Procedures
As of the end of our fiscal quarter ended June 30, 2010, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a — 15(e) and 15d — 15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
There was no change in our internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our Board of Directors approved a share repurchase program that allows us to repurchase in aggregate up to $144 million of our outstanding common shares of which the remaining amount approved for repurchase at June 30, 2010 was approximately $49 million.
During the three and six months ended June 30, 2010, we did not repurchase any shares of our common stock.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of August, 2010.

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