Form 10-K
period 2010-12-31
BROOKFIELD HOMES CORP
filed 2011-03-01
CIK 1202157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
As of June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $66,586,259 based upon the closing market price on June 30, 2010 of a share of common stock on the New York Stock Exchange.
As of February 22, 2011, the registrant had outstanding 29,677,984 shares of its common stock, $0.01 par value per share.

PART I
Introductory Note
On October 4, 2010, Brookfield Properties Corporation, Brookfield Homes Corporation and Brookfield Residential Properties Inc. (“Brookfield Residential”), a wholly-owned subsidiary of Brookfield Asset Management Inc., entered into a definitive agreement to combine Brookfield Homes and the North American residential land and housing division of Brookfield Properties into Brookfield Residential (the “transaction”). Completion of the transaction is subject to regulatory approval in the United States and Canada, the approval of the holders of a majority of the outstanding Brookfield Homes common stock and other customary closing conditions. Brookfield beneficially owns, through Brookfield Residential, sufficient shares to approve the transaction and has agreed to vote in favor of the transaction at the Brookfield Homes stockholders meeting scheduled for March 25, 2011.
Item 1. Business
Introduction
Brookfield Homes Corporation is a land developer and homebuilder that operates its business through local business units responsible for projects in their geographic area (unless the context requires otherwise, references in this report to “we,” “our,” “us” and “the Company” refer to Brookfield Homes and the subsidiaries through which it conducts all of its land development and homebuilding operations). Through the activities of our operating subsidiaries, we entitle and develop land for our own communities and sell lots to third parties. We also design, construct and market single-family and multi-family homes primarily to move-up homebuyers. Our operations are currently focused primarily in the following markets: Northern California (San Francisco Bay Area and Sacramento); Southland / Los Angeles; San Diego / Riverside; and the Washington D.C. Area. We target these markets as we believe over the longer term they offer the following positive characteristics: strong housing demand, a constrained supply of developable land and close proximity to areas where we expect strong employment growth. Our Washington D.C. Area operations commenced in the mid 1980s and our California operations commenced in 1996. We also own interests in unconsolidated entities that are not consolidated subsidiaries.
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
Current Business Environment
In the first quarter, we were encouraged by the improvement in sales and closings. However, since then, selling communities have seen a drop in the number of potential homebuyers, which we believe is a result of expired government stimulus programs, together with continued uncertain economic conditions, which have negatively impacted homebuyer confidence. The supply of finished lots has been depleted substantially over the last few years and negligible development has occurred since 2006. As a result, we believe our strong financial position and owning entitled and/or developed lots in supply-constrained markets places us in a solid position as the markets improve. The United States homebuilding industry continues to face a number of challenges with home foreclosures and tight credit standards continuing to have an effect on inventory and new home sale rates and prices. Despite these challenging conditions still faced by the homebuilding market, we believe the risk is mitigated by our assets, which are largely located in geographic areas with a constrained supply of lots and which have demonstrated strong economic characteristics over the long term. For additional information and analysis of the impact on our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.
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
Narrative Description of Our Business
Through the activities of our operating subsidiaries, we develop land for our own communities and sell lots to other homebuilders and third parties. In our own communities, we design, construct and market single-family and multi-family homes primarily to move-up and luxury homebuyers. In each of our markets, we operate through local business units which are involved in all phases of the planning and building of our master-planned communities and infill developments. These phases include sourcing and evaluating land acquisitions, site planning, obtaining entitlements, developing the land, product design, constructing, marketing and selling homes and homebuyer customer service. In the five year period ended December 31, 2010, we closed a total of 4,048 homes and sold 6,227 lots in various stages of development to other homebuilders and third parties. A home or lot is considered closed when title has passed to the homebuyer, and for a lot when a significant cash down payment or appropriate security has been received.
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
In 2010, we closed a total of 575 homes, compared with 703 in 2009. The breakdown of our home closings by market in the last three years is as follows:

(Units)	2010	2009	2008
Northern California	66	121	139
Southland / Los Angeles	189	204	227
San Diego / Riverside	100	136	128
Washington D.C. Area	210	232	245
Corporate and Other	8	6	6

	573	699	745
Unconsolidated Entities	2	4	5

Total	575	703	750

At December 31, 2010, we had in backlog 85 homes, a decrease of 102 homes when compared to 2009. Backlog represents the number of homes subject to pending sales contracts. We believe $44 million of our backlog to be firm as of December 31, 2010, subject to future cancellations, which for 2010 were 21%. This compares to $88 million believed to be firm at December 31, 2009.

We also sell serviced and unserviced lots to other homebuilders, generally on an opportunistic basis where we can enhance our returns, reduce our risk in a market or re-deploy our capital to an asset providing higher returns. In 2010, we sold 370 lots to other homebuilders compared to 469 lots in 2009.
Our average home price in 2010 from directly owned projects was $510,000, an increase of $24,000 or 5% when compared to our average home price in 2009 of $486,000. The breakdown of the average home prices on our closings in the last three years follows:

	2010		2009		2008
		Average		Average		Average
	Sales	Price	Sales	Price	Sales	Price
	(Millions)		(Millions)		(Millions)
Northern California	$71	$1,084,000	$102	$845,000	$127	$913,000
Southland / Los Angeles	83	437,000	79	388,000	94	413,000
San Diego / Riverside	54	543,000	69	507,000	68	533,000
Washington D.C. Area	80	381,000	86	369,000	122	499,000
Corporate and Other	4	440,000	4	635,000	4	689,000

Consolidated Average	$292	$510,000	$340	$486,000	$415	$557,000

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
During 2010, we acquired 946 lots and obtained control of a further 1,103 lots through options. All of the acquired lots were obtained through foreclosure sales.
Decentralized Operating Structure
We operate our homebuilding business through local business units responsible for projects in their geographic area. Each of our business units has significant experience in the land development and homebuilding industry in the market in which it operates. We believe that in-depth knowledge of a local market enables our business units to better meet the needs of our customers and to more effectively address the issues that arise on each project. Our business units are responsible for all elements of the land development and homebuilding process, including sourcing and evaluating land acquisitions, site planning and entitlements, developing the land, product design, constructing, marketing and selling homes, customer service and management reporting. Given the nature of their responsibilities, the compensation of each of the management teams in our business units is directly related to the business units’ results. Each business unit operates as a fully integrated profit center and the senior management of each business unit is compensated through a combination of base salary, a participation in his or her business unit’s profits and for 2010, participations were objective based. Furthermore, each of our business unit presidents own a minority equity interest in their business unit.
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
Asset Profile
Our assets are focused on single-family and multi-family homebuilding and land development in the markets in which we operate. They consist primarily of housing and land inventory and investments in unconsolidated entities. Our total assets, net of deferred income taxes as of December 31, 2010 were $958 million, with $658 million of these assets located in California, $239 million in the Washington D.C. Area and $61 million in other operations.
As of December 31, 2010, we controlled 26,817 lots. Controlled lots include those we directly own and our share of those owned by unconsolidated entities. Our controlled lots provide a strong foundation for our future homebuilding business and visibility on our future cash flow. Approximately 72% of our owned lots are entitled and ready for development and our optioned lots are mainly unentitled and require various regulatory approvals before development can commence. The number of residential building lots we control in each of our primary markets as of December 31, 2010 and 2009 is as follows:

					Total	Total
	Housing & Land		Unconsolidated Entities		December	December
(Units)	Owned (1)	Options	Owned	Options	31, 2010	31, 2009
Northern California	3,273	4,950	—	—	8,223	6,951
Southland / Los Angeles	880	320	775	2,759	4,734	3,262
San Diego / Riverside	8,709	—	52	—	8,761	8,853
Washington D.C. Area	2,497	1,165	1,184	—	4,846	4,916
Corporate and Other	196	—	57	—	253	263

Total December 31, 2010	15,555	6,435	2,068	2,759	26,817

Total December 31, 2009	14,233	6,279	1,746	1,987		24,245

(1)	Includes consolidated options.

Our housing and land inventory includes homes completed or under construction, developed land, raw land and option deposits. The book value of our housing and land inventory in each of our primary markets as of the end of the last two years follows:

	December	December
(Book Value, $ millions)	31, 2010	31, 2009
Northern California	$207	$201
Southland / Los Angeles	128	123
San Diego / Riverside	314	336
Washington D.C. Area	234	227
Corporate and Other	43	41

Total	$926	$928

Total Controlled Lots (units)	26,817	24,245

The book value of our investments in unconsolidated entities as of December 31, 2010 was $124 million. The total book value of the assets and liabilities of these unconsolidated entities and our share of the equity of the unconsolidated entities as of December 31, 2010 follows:

	December	December
(Book Value, $ millions)	31, 2010	31, 2009
Assets	$303	$243
Liabilities	$56	$66
Brookfield Homes’ net investment	$124	$92
The book value of our investments in unconsolidated entities in each of our primary markets as of the end of the last two years follows:

	December	December
(Book Value, $ millions)	31, 2010	31, 2009
Northern California	$—	$—
Southland / Los Angeles	65	48
San Diego / Riverside	2	3
Washington D.C. Area	46	34
Corporate and Other	11	7

Total	$124	$92

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
We attempt to limit the number of unsold units under construction by limiting the size of each construction phase and closely monitoring sales activity. Building homes of a similar product type in phases also allows us to utilize production techniques that reduce our construction costs. The number of our unsold homes fluctuates depending upon the timing of completion of construction and absorption of home phases. As of December 31, 2010, we had 38 completed and unsold homes, excluding the model homes we currently maintain. We continue to match new home starts with our sales rate.
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
We sell our homes through our own sales representatives and through independent real estate brokers. Our in-house sales force typically works from sales offices located in model homes close to or in each community. Sales representatives assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes and the selection of options. Sales personnel are licensed by the applicable real estate bodies in their respective markets, are trained by us and generally have had prior experience selling new homes in the local market. Our personnel, along with subcontracted marketing and design consultants, carefully design exteriors and interiors of each home to coincide with the lifestyles of targeted buyers. We use various floor plan types and elevations to provide a more varied street scene and a sense of customization for buyers.
As of December 31, 2010, we owned 56 model homes and leased nine model homes from third parties, which are not generally available for sale until the final build-out of a project. Generally, two to four different model homes are built and decorated at each project to display design features. Model homes play a role in helping buyers understand the efficiencies and value provided by each floor plan type. In addition to model homes, customers can gain an understanding of the various design features and options available to them using our design centers. At each design center, customers can meet with a designer and are shown the standard and upgraded selections available to them, including professional interior design furnishings and accessories.
We typically sell homes using sales contracts that include cash deposits by the purchasers. Before entering into sales contracts, we pre-qualify our customers. However, purchasers can generally cancel sales contracts if they are unable to sell their existing homes, if they fail to qualify for financing, or under certain other circumstances. Although cancellations can delay the sale of our homes, they have historically not had a material impact on our operating results. During 2010, our cancellation rate of 21% was high relative to our historical average of 15%. We continue to closely monitor the progress of prospective buyers in obtaining financing. We also monitor and attempt to adjust our planned construction starts depending on the level of demand for our homes.
Customer Service and Quality Control
We pay particular attention to the product design process and carefully consider quality and choice of materials in order to attempt to eliminate building deficiencies. The quality and workmanship of the trade contractors we employ are monitored and we make regular inspections to ensure our standards are met.
We staff each business unit with quality control and customer service staff whose role includes providing a positive experience for each customer throughout the pre-sale, sale, building, closing and post-closing periods. These employees are also responsible for providing after sales customer service. Our quality and service initiatives include taking customers on a comprehensive tour of their home prior to closing and using customer survey results to improve our standards of quality and customer satisfaction.

Relationship with Affiliates
We are a land developer and homebuilder, developing land and building homes primarily in four markets in California and in the Washington D.C. Area. None of our affiliates, including Brookfield Asset Management Inc. and Brookfield Properties Corporation, operate in similar businesses in our markets. Nevertheless, there are agreements among our affiliates to which we are a party or subject relating to a name license, the lease of office space and two unsecured revolving credit facilities. In addition, on October 4, 2010, Brookfield Properties, Brookfield Homes and Brookfield Residential Properties Inc. (“Brookfield Residential”), a wholly-owned subsidiary of Brookfield, entered into a definitive agreement to combine Brookfield Homes and the North American residential land and housing division of Brookfield Properties into Brookfield Residential. For a further description of these agreements refer to Item 13 of this report “Certain Relationships and Related Transactions, and Director Independence.”
Three of our directors serve as executive officers and/or directors of our affiliates. For a description of those relationships refer to Item 13 of this report “Certain Relationships and Related Transactions, and Director Independence.”
Competition
The residential homebuilding industry is highly competitive. We compete against numerous local, regional and national homebuilders and others in the real estate business in and near the areas where our communities are located. We also compete with re-sales of existing homes, whether by a homeowner or by a financial institution that has acquired a home through foreclosure, and with the rental housing market. We may compete for investment opportunities, financing, available land, raw materials and skilled labor with entities that possess greater financial, marketing and other resources than us. We also compete for land buyers with third parties in our efforts to sell lots to other homebuilders. We compete primarily on the basis of community location and planning, design, customer service, quality control and price. Competition may increase if there is future consolidation in the land development and homebuilding industry.
Material Contracts
Except for a merger and contribution agreement with Brookfield Properties Corporation and a wholly-owned subsidiary of Brookfield Asset Management Inc., and two unsecured revolving credit facilities with subsidiaries of Brookfield Asset Management Inc., we are not party or subject to any material contracts. For a description of the material contracts refer to Item 13 of this report “Certain Relationships and Related Transactions, and Director Independence.”
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
We do not currently have any material estimated capital expenditures related to governmental assessments or environmental compliance costs for the remainder of fiscal 2011, fiscal 2012 or fiscal 2013.
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
Employees
As of December 31, 2010, we had 271 employees. We consider our relations with our employees to be good. Our construction operations are conducted primarily through independent subcontractors, thereby limiting the number of our employees. None of our employees are currently represented by a union or covered by a collective bargaining agreement. We have not recently experienced any work stoppages.
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
NYSE Annual Disclosure
We confirm that we have submitted a Section 303A.12 (a) CEO Certification to the New York Stock Exchange (“NYSE”) in 2010 and filed with the SEC the CEO / CFO certification required under Section 302 of the Sarbanes-Oxley Act for the 2010 fiscal year.
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
If the transaction with Brookfield Residential and Brookfield Properties Corporation is not completed or is delayed, our share price, business and results of operations may materially suffer.
While we believe the transaction with Brookfield Residential and Brookfield Properties Corporation will close in the current calendar quarter, it is possible the transaction might not be completed or could be delayed for a number of reasons. If the consummation of the transaction is delayed or otherwise not consummated within the contemplated time periods or not at all, we could suffer a number of consequences that may affect our business, results of operations and share price in a material and adverse manner, including: significant costs related to the proposed transaction, including legal and accounting expenses; and a potential loss of business and organizational opportunities due to covenants in the merger and contribution agreement that restrict certain actions by us prior to completion of the transaction, or other factors.
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
Homebuilders are also subject to risks related to the availability and cost of materials and labor, and adverse weather conditions that can cause delays in construction schedules and cost overruns. Furthermore, the market value of undeveloped land, buildable lots and housing inventories held by us can fluctuate significantly as a result of changing economic and real estate market conditions and may result in inventory impairment charges or putting our deposits for lots controlled under option at risk. If there are significant adverse changes in economic or real estate market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We may be particularly affected by changes in local market conditions in California, where we derive a large proportion of our revenue. As a result of the present challenging market conditions, we have sold homes and lots for lower profit margins than in the past. If market conditions continue to deteriorate, some of our assets may be subject to impairments and option write-off charges adversely affecting our operations and financial results.
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
The homebuilding industry has from time to time experienced significant difficulties in the supply of materials and services, including with respect to: shortages of qualified trades people; labor disputes; shortages of building materials; unforeseen environmental and engineering problems; and increases in the cost of certain materials (particularly increases in the price of lumber, wall board, petroleum-based products and cement, which are significant components of home construction costs). When any of these difficulties occur, it causes delays and increases the cost of constructing our homes.
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
Even if available, additional financing could be costly or have adverse consequences. The securities markets in general, and trading in our common stock in particular, have recently experienced significant volatility. As a result, our market capitalization has recently been less than the value of our stockholders’ equity. To the extent that our market capitalization is below the value of our stockholders’ equity, the amount of dilution our stockholders would experience will be increased should we issue additional shares of common stock.
Our debt and leverage could adversely affect our financial condition.
Our total debt as of December 31, 2010 was $332 million, of which a total of $330 million matures prior to the end of 2012. Our leverage could have important consequences, including the following: our ability to obtain additional financing for working capital, capital expenditures or acquisitions may be impaired in the future; a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt, thereby reducing the funds available to us for other purposes; some of our borrowings are and will continue to be at variable rates of interest, which will expose us to the risk of increased interest rates; and our substantial leverage may limit our flexibility to adjust to changing economic or market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a general economic downturn.
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
Based on our interest rate sensitive net debt levels as of December 31, 2010, a 1% change up or down in interest rates could have either a negative or positive effect of approximately $1 million on our cash flows. Refer also to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk — Interest Rates.”
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
Adverse weather conditions and natural disasters such as hurricanes, tornadoes, earthquakes, droughts, floods and fires can have a significant effect on our ability to develop our communities. These adverse weather conditions and natural disasters can cause delays and increased costs in the construction of new homes and the development of new communities. If insurance is unavailable to us or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses resulting from adverse weather or natural disasters, our business and results of operations will be adversely affected. In addition, damage to new homes caused by adverse weather or a natural disaster can cause our insurance costs to increase.
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
Provisions in our certificate of incorporation, our by-laws and Delaware law could delay, defer or prevent a change of control of our Company. These provisions, which include authorizing the board of directors to issue preferred stock and limiting the persons who may call special meetings of stockholders, could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. We are also subject to provisions of Delaware law that could delay, deter or prevent us from entering into an acquisition. The existence of any of the above factors could adversely affect the market price of our common stock.
The trading price of our securities could fluctuate significantly and could be adversely affected because Brookfield Asset Management Inc. beneficially owns approximately 82.6% of our common stock.
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
Also, Brookfield Asset Management Inc. beneficially owns approximately 82.6% of the outstanding shares of our common stock, on an as converted basis assuming the full conversion of our 8% convertible preferred stock owned by it. If Brookfield Asset Management Inc. should decide in the future to sell any of our securities owned beneficially by it, the sale (or the perception of the market that a sale may occur) could adversely affect the trading price of those securities.
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
Brookfield Asset Management Inc. beneficially owns approximately 61.9% of our currently outstanding common stock (82.6% assuming full conversion by it of our 8% convertible preferred stock owned by it) and our relationships with Brookfield Asset Management Inc. and its affiliates include two unsecured revolving credit facilities and the lease of our administrative office in Toronto. There can be no assurance that these arrangements are on terms at least as favorable to us as those that could be negotiated with third parties, or that procedural protections put in place to simulate arm’s length negotiations, such as the prior approval of related party transactions by our independent directors, will have such effect. Conversely, the terms of our agreements with our affiliates could be more favorable to us than would be available from a third party. In such event, should we be required to replace these arrangements, there can be no assurance that we could obtain terms as least at favorable as those with our affiliates.
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
On or about December 13, 2010, Plymouth County Retirement Association, on behalf of itself and other similarly situated parties, filed an action in Delaware Chancery Court alleging breach of fiduciary duties in connection with the proposed transactions contemplated by the merger and contribution agreement dated October 4, 2010 among Brookfield Properties, Brookfield Homes and Brookfield Residential Properties Inc. The complaint names Brookfield Homes, Brookfield Asset Management, Brookfield Office Properties, Brookfield Residential Acquisition Corporation, each member of the Board of Directors of Brookfield Homes, and a former member of the Board of Directors of Brookfield Homes, as defendants. The complaint asserts a claim against all defendants for alleged breaches of their purported fiduciary duties in connection with the merger. The plaintiff alleges that all defendants breached fiduciary duties of loyalty and care purportedly owed to the minority stockholders of Brookfield Homes by agreeing to the proposed transactions. According to the complaint, Brookfield Homes’ Board of Directors allegedly breached these fiduciary duties because the proposed transaction “was initiated, structured and timed for the benefit of [Brookfield Asset Management]” and because the proposed transaction “is not entirely fair to” the minority stockholders of Brookfield Homes. The complaint also asserts a claim against Brookfield Office Properties for aiding and abetting the alleged breaches. In addition to requesting that the case proceed as a class action, the complaint seeks to enjoin consummation of the merger as well as an award of unspecified damages and attorney’s fees. There have been no substantive developments in the litigation. The defendants believe the claims are without merit and intend to vigorously defend these claims.
Item 4. Submission of Matters to a Vote of Security Holders
Removed and Reserved.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “BHS,” and began regular trading on January 7, 2003. The following table shows high and low sales prices for our common stock, for the periods included, as reported by the NYSE.

	Year Ended December 31, 2010			Year Ended December 31, 2009
			Cash Dividends			Cash Dividends
	High	Low	Per Share	High	Low	Per Share

1st Quarter	$9.96	$6.36	—	$4.54	$1.49	—
2nd Quarter	$11.98	$6.71	—	$5.86	$3.20	—
3rd Quarter	$8.48	$5.95	—	$8.46	$3.19	—
4th Quarter	$10.49	$7.69	—	$8.10	$5.25	—

As of February 22, 2011, there were approximately 831 holders of record of our common stock.
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
There are no current or anticipated contractual terms in our credit or other arrangements that restrict our ability to pay dividends, other than the requirements imposed by our project specific financings that require Brookfield Homes Holdings Inc., our wholly-owned subsidiary, to maintain a tangible net worth of at least $325 million, a net debt to tangible net worth ratio of 2.50 to 1.00 and a net debt to capitalization ratio of no greater than 65%, and the requirements of our revolving credit facility with Brookfield Asset Management Inc., that currently requires Brookfield Homes Corporation to maintain minimum stockholders’ equity of $300 million and a consolidated net debt to book capitalization ratio of no greater than 70%. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” for additional information about these restrictions. In addition, the terms of our 8% convertible preferred stock contain limitations on when we may pay dividends on our common stock. In addition, the terms of the merger and contribution agreement entered into on October 4, 2010 restrict our ability to pay dividends on our common stock.
Our Board of Directors approved a share repurchase program that allows us to repurchase in aggregate up to $144 million of our outstanding common shares, of which the remaining amount approved for repurchases at December 31, 2010 was approximately $49 million. During the three months and year ended December 31, 2010, we did not repurchase any shares of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes our equity compensation plans approved by stockholders as of December 31, 2010. We have no equity compensation plans not approved by stockholders.

(c)
Number of Securities
Remaining Available for
	(a)	(b)	Future Issuance Under
	Number of Securities to be	Weighted-average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity compensation plans approved by stockholders	2,637,000	$9.88	1,300,000
Equity compensation plans not approved by stockholders	none	n/a	none

Total	2,637,000	$9.88	1,300,000

Performance Graph
The following graph illustrates the cumulative total stockholder return on Brookfield Homes’ common stock for the last five fiscal years assuming a hypothetical investment of $100 and a reinvestment of all dividends paid on such investment, compared to Standard & Poor’s 500 Stock Index and the Standard & Poor’s Homebuilding 500 Index.
COMPARISON OF CUMULATIVE TOTAL RETURN
PERIOD ENDED DECEMBER 31, 2010
Base Period

Period ended December 31	Legend	2005	2006	2007	2008	2009	2010
Brookfield Homes Corporation		100	76.43	32.80	9.11	16.87	19.82
S & P 500 Homebuilding Index		100	80.00	32.89	20.09	23.77	25.22
S & P 500 Index		100	115.79	122.16	76.96	97.33	111.99
Item 6. Selected Financial Data
The following tables include selected historical consolidated financial data for each year in the five year period ended December 31, 2010.
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

United States GAAP
Our statement of operations data, balance sheet data and supplementary financial data prepared in accordance with U.S. GAAP and our operating data are as follows:

Statement of Operations Data	Years Ended December 31
($ millions, except per share amounts)	2010	2009	2008	2007	2006
Total revenue (1)	$339	$376	$449	$583	$872
Housing revenue	292	340	415	541	784
Impairment of housing and land inventory and write-offs of option deposits	¯	24	115	88	10
Total gross margin (2)	55	(2)	(82)	14	245
Impairment of investments in unconsolidated entities	¯	13	38	15	—
Net income / (loss)	3	(33)	(133)	23	167
Net income / (loss) attributable to Brookfield Homes Corporation	4	(28)	(116)	16	148
Diluted (loss) / earnings per share	(0.54)	(1.54)	(4.33)	0.58	5.45
Cash dividends per common share	—	—	0.20	0.40	0.40

	At December 31
Balance Sheet Data ($ millions)	2010	2009	2008	2007	2006
Housing and land inventory (3)	$926	$928	$1,055	$1,236	$1,225
Total assets	991	1,037	1,207	1,351	1,401
Total debt (4)	332	382	749	735	618
Total liabilities (5)	510	551	944	969	1,030
Total equity (5)	481	486	263	382	371

	Years Ended December 31
Supplemental Financial Data ($ millions)	2010	2009	2008	2007	2006
Cash provided by / (used in):
Operating activities	$89	$137	$66	$(44)	$26
Investment activities	(36)	(9)	(32)	(58)	(47)
Financing activities	(53)	(128)	(43)	24	(91)
Net debt to total capitalization percent (6)	39%	42%	71%	61%	53%

	Years Ended December 31
Operating Data	2010	2009	2008	2007	2006
Home closings (units)	575	703	750	839	1,181
Lots sold to homebuilders (units)	370	469	616	1,328	834
Net new orders (units) (7)	473	756	729	735	960
Backlog (units at end of period) (8)	85	187	134	155	259
Average selling price	$511,000	$488,000	$562,000	$662,000	$679,000
Lots controlled	26,817	24,245	24,109	25,371	27,616

(1)	To conform to the current year presentation, for years prior to 2007, total revenue excludes other income.

(2)	Gross margin represents the contribution from our housing and land projects, after all costs for development and construction, including related overhead and interest, impairments and other charges and before all other income / (expense), selling, general and administrative expense and noncontrolling interest.

(3)	Housing and land inventory includes investment in unconsolidated entities and, for years prior to 2010, consolidated land inventory not owned.

(4)	To conform to the current year presentation, for years prior to 2007, total debt excludes deferred compensation which is now shown as a component of accounts payable and other liabilities.

(5)	To conform to the current year presentation, for years prior to 2009, total liabilities excludes noncontrolling interest of unconsolidated entities which is now shown as a component of total equity.

(6)	Net debt to total capitalization percent is defined as total interest bearing debt less cash multiplied by 100 and divided by total interest bearing debt less cash plus equity and other interests in consolidated subsidiaries (total capitalization).

(7)	Net new orders for any period represents the aggregate of all homes ordered by customers, net of cancellations, including unconsolidated entities.

(8)	Backlog represents the number of new homes subject to pending sales contracts, including unconsolidated entities.

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
Forward-Looking Statements
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the United States federal securities laws. The words “may,” “believe,” “will,” “anticipate,” “expect,” “planned,” “estimate,” “project,” “future,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The forward-looking statements in this annual report on Form 10-K include, among others, statements with respect to:
•	consummation of the merger and contribution agreement;

•	ability to create shareholder value;

•	business goals and strategy;

•	strategies for shareholder value creation;

•	the stability of home prices;

•	effect of challenging conditions on us;

•	financing sources;

•	ability to generate sufficient cash flow from our assets in 2011, 2012 and 2013 to repay maturing project specific financings;

•	the visibility of our future cash flow;

•	expected backlog and closings;

•	sufficiency of our access to capital resources;

•	supply and demand equilibrium;

•	the timing of the effect of interest rate changes on our cash flows;

•	the effect on our business of existing lawsuits; and

•	whether or not our letters of credit or performance bonds will be drawn upon.
Reliance should not be placed on forward-looking statements because they involve both known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:
•	changes in general economic, real estate and other conditions;

•	mortgage rate and availability changes;

•	availability of suitable undeveloped land at acceptable prices;

•	adverse legislation or regulation;

•	ability to obtain necessary permits and approvals for the development of our land;

•	availability of labor or materials or increases in their costs;

•	ability to develop and market our master-planned communities successfully;

•	ability to obtain regulatory approvals;

•	confidence levels of consumers;

•	ability to raise capital on favorable terms;

•	our debt and leverage;

•	adverse weather conditions and natural disasters;

•	relations with the residents of our communities;

•	risks associated with increased insurance costs or unavailability of adequate coverage;

•	ability to obtain surety bonds;

•	competitive conditions in the homebuilding industry, including product and pricing pressures;

•	ability to retain our executive officers;

•	relationships with our affiliates;

•	failure to obtain any required regulatory and shareholders approvals with respect to the transaction; and

•	additional risks and uncertainties, many of which are beyond our control, referred to in this Form 10-K and our other SEC filings.

Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.
Overview
On October 4, 2010, Brookfield Properties Corporation, Brookfield Homes Corporation and Brookfield Residential Properties Inc. (“Brookfield Residential”), a wholly-owned subsidiary of Brookfield Asset Management Inc., entered into a definitive agreement to combine Brookfield Homes and the North American residential land and housing division of Brookfield Properties into Brookfield Residential (the “transaction”). Completion of the transaction is subject to regulatory approval in the United States and Canada, the approval of the holders of a majority of the outstanding Brookfield Homes common stock and other customary closing conditions. Brookfield beneficially owns, through Brookfield Residential, sufficient shares to approve the transaction and has agreed to vote in favor of the transaction at the Brookfield Homes stockholders meeting scheduled for March 25, 2011.
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
For the five year period 2006 to 2010, cash provided from operations was $273 million, which was used primarily to to repay debt. Despite the continuing challenges of the United States housing market, we believe our business is positioned to create further stockholder value over the long term through the selective control of a number of strategic projects and the overall level of lots controlled.
The 26,817 lots that we control provide a strong foundation for our future operations and visibility on our future cash flow. We believe we add value to the lots we control through entitlements, development and the construction of homes. In allocating capital to our operations, we generally limit our capital at risk on unentitled land by optioning such land positions. Option contracts for the purchase of land permit us to control lots for an extended period of time.
Operating in markets with higher price points, our average home selling price in 2010 of $511,000 was well in excess of the national average sales price. We also sell serviced and unserviced lots to other homebuilders, generally on an opportunistic basis where we can redeploy capital to an asset providing higher returns. In 2010, we sold 370 lots to homebuilders. The number of lots we sell may vary significantly from period to period due to the timing and nature of such sales which are also affected by local market conditions.
Our housing and land inventory and investments in unconsolidated entities together comprised 93% of our total assets of $991 million as of December 31, 2010. In addition, we had $65 million in other assets. Other assets consist of restricted cash of $7 million, deferred taxes of $33 million and receivables and other assets of $25 million.
As at December 31, 2010, the market capitalization of our common stock was $279 million, compared to our book value of $225 million. Market capitalization will vary depending on market sentiment and may not have a relationship to the underlying value of a share of our Company over the longer term.

Results of Operations

	Years Ended December 31
Selected Financial Information ($US millions)	2010	2009	2008
Revenue:
Housing	$292	$340	$415
Land	47	36	34

Total revenues	339	376	449
Direct cost of sales	(284)	(354)	(416)
Impairment of housing and land inventory and write-off of option deposits	—	(24)	(115)

Gross margin / (loss)	55	(2)	(82)
Selling, general and administrative expense	(56)	(52)	(69)
Equity in earnings from unconsolidated entities	—	1	3
Impairment of unconsolidated entities	—	(13)	(38)
Other income / (expense)	8	13	(18)

Income / (loss) before income taxes	7	(53)	(204)
Income tax (expense) / recovery	(4)	20	71

Net income / (loss)	3	(33)	(133)
Loss attributable to noncontrolling interests	1	5	17

Net income / (loss) attributable to Brookfield Homes Corporation	$4	$(28)	$(116)

	Years Ended December 31
Segment Information	2010	2009	2008
Housing revenue ($US millions):
Northern California	$71	$102	$127
Southland / Los Angeles	83	79	94
San Diego / Riverside	54	69	68
Washington D.C. Area	80	86	122
Corporate and Other	4	4	4

Total	$292	$340	$415

Land revenue ($US millions):
Northern California	$—	$—	$2
Southland / Los Angeles	4	—	—
San Diego / Riverside	27	20	19
Washington D.C. Area	16	8	13
Corporate and Other	—	8	—

Total	$47	$36	$34

Impairment of housing and land inventory and write-off of option deposits ($US millions):
Northern California	$—	$—	$21
Southland / Los Angeles	—	3	16
San Diego / Riverside	—	1	42
Washington D.C. Area	—	13	36
Corporate and Other	—	7	—

Total	$—	$24	$115

Gross margin / (loss) ($US millions):
Northern California	$12	$1	$(18)
Southland / Los Angeles	14	5	(3)
San Diego / Riverside	11	(4)	(42)
Washington D.C. Area	19	4	(17)
Corporate and Other	(1)	(8)	(2)

Total	$55	$(2)	$(82)

	Years Ended December 31
	2010	2009	2008
Home closings (units):
Northern California	66	121	139
Southland / Los Angeles	189	204	227
San Diego / Riverside	100	136	128
Washington D.C. Area	210	232	245
Corporate and Other	8	6	6

Consolidated Total	573	699	745
Unconsolidated Entities	2	4	5

Total	575	703	750

Average selling price ($US):
Northern California	$1,084,000	$845,000	$913,000
Southland / Los Angeles	437,000	388,000	413,000
San Diego / Riverside	543,000	507,000	533,000
Washington D.C. Area	381,000	369,000	499,000
Corporate and Other	440,000	635,000	689,000

Consolidated Average	510,000	486,000	557,000
Unconsolidated Entities	817,000	821,000	1,288,000

Average	$511,000	$488,000	$562,000

Lots controlled (units at end of year):
Northern California	3,273	2,001	1,108
Southland / Los Angeles	1,655	1,235	1,417
San Diego / Riverside	8,761	8,853	6,605
Washington D.C. Area	3,681	3,627	3,681
Corporate and Other	253	263	273

	17,623	15,979	13,084
Lots under option (1)	9,194	8,266	11,025

Total	26,817	24,245	24,109

(1)	Includes proportionate share of lots under option related to unconsolidated entities.
Year Ended December 31, 2010 Compared with Year Ended December 31, 2009
Net Income
Net income for the year ended December 31, 2010 was $3 million, an increase of $36 million when compared to net loss of $33 million for the year ended December 31, 2009. The increase primarily relates to a decrease of $37 million in impairments and write-offs on our housing and land assets and investments in unconsolidated entities. This is reflected as an increase in housing and land gross margin of $33 million, partially offset by an increase in tax expense of $24 million, selling, general and administrative costs of $4 million and a decrease in other income of $5 million.
Results of Operations
Company-wide: Housing revenue was $292 million for the year ended December 31, 2010, a decrease of $48 million when compared to 2009. The decrease in housing revenue was primarily due to fewer home closings for 2010 of 575 units, a decrease of 128 units or 18% when compared to 2009, partially offset by a higher average selling price.
Housing revenues were net of incentives of $23 million for the year ended December 31, 2010, compared to $57 million for the same period in 2009. Our incentives on homes closed by reportable segment for the years ended December 31, 2010 and 2009 were as follows:

	Years Ended December 31
	2010		2009
	Incentives	% of Gross	Incentives	% of Gross
($ millions)	Recognized	Revenues	Recognized	Revenues
Northern California	$9	11%	$27	26%
Southland / Los Angeles	4	4%	5	7%
San Diego / Riverside	3	5%	4	6%
Washington D.C. Area	7	8%	21	24%
Corporate and Other	—	—	—	—

Total	$23	7%	$57	17%

Land revenue in 2010 totaled $47 million on the sale of 370 lots to homebuilders compared with $36 million in 2009 on the sale of 469 lots. Our land revenues may vary significantly from period to period due to the timing and nature of land sales, as they generally occur on an opportunistic basis and are affected by local market conditions.
Gross margin was $55 million compared with a loss of $2 million in 2009. The increase in gross margin was primarily a result of a decrease in impairment charges and other write-offs.
In 2010, we did not recognize any impairment charges or option write-offs on our housing and land inventory compared to impairment charges of $24 million in 2009. Forty-two projects were tested for impairment charges and option write-offs for the year ended December 31, 2010 and no impairment charges or option write-offs were required.
The number of projects where impairment charges and option write-offs were recognized and the fair value of the projects impaired for the years ended December 31, 2010 and 2009 were as follows:

	Years Ended December 31
	2010			2009
	Projects		Fair Value	Projects		Fair Value
	Tested for	Projects	of Projects	Tested for	Projects	of Projects
($ millions)	Impairment	Impaired	Impaired	Impairment	Impaired	Impaired
Northern California	7	—	$—	6	1	$—
Southland / Los Angeles	4	—	—	4	1	14
San Diego / Riverside	14	—	—	15	—	—
Washington D.C. Area	15	—	—	18	3	5
Corporate and Other	2	—	—	3	2	6

Total	42	—	$—	46	7	$25

Northern California: Housing revenue was $71 million for the year ended December 31, 2010, a decrease of $31 million when compared to 2009. The gross margin on housing revenue was $12 million, or an increase of $2 million when compared to 2009. The increase was a result of higher average selling prices. Land revenue was nil in 2010 and 2009. The gross margin on land revenue was nil in 2010 compared to $(9) million in 2009. The negative gross margin on land revenue in 2009 comprised a loss on the disposal to another homebuilder of a to be constructed 120 unit senior living facility.
Southland / Los Angeles: Housing revenue was $83 million for the year ended December 31, 2010, an increase of $4 million when compared to 2009. The increase for the year ended December 31, 2010 compared to 2009 was primarily attributable to higher average selling prices partially offset by a decrease in home closings of 15 units. Land revenue was $4 million for the year ended December 31, 2010 compared with nil in 2009. The gross margin for the year ended December 31, 2010 was $14 million compared with $5 million in 2009. The increase in the gross margin for the year ended December 31, 2010 compared to the same period in 2009 was primarily a result of no impairment charges in 2010 and higher average selling prices. Impairment charges for the year ended December 31, 2010 were nil compared to $3 million in 2009.
San Diego / Riverside: Housing revenue was $54 million for the year ended December 31, 2010, a decrease of $15 million when compared to 2009. The decrease for the year ended December 31, 2010 compared to 2009 was primarily attributable to a decrease in home closings partially offset by higher average selling prices. Land revenue was $27 million for the year ended December 31, 2010, compared with $20 million for the same period in 2009. The gross margin for the year ended December 31, 2010 was $11 million compared with $(4) million in 2009.

Impairment charges and option write-offs for the year ended December 31, 2010 were nil compared with $1 million in 2009.
Washington D.C. Area: Housing revenue was $80 million for the year ended December 31, 2010, a decrease of $6 million when compared to 2009. The decrease for the year ended December 31, 2010 compared to 2009 was primarily due to a decrease in home closings, partially offset by higher selling prices. Land revenue was $16 million for the year ended December 31, 2010, compared with $8 million in 2009. The gross margin for the year ended December 31, 2010 was $19 million compared with $4 million in 2009. The increase in gross margin for the year ended December 31, 2010 compared to 2009 was primarily a result of no impairment charges and other write-offs. Impairment charges and other write-offs for the year ended December 31, 2010 were nil compared with $13 million in 2009.
Selling, general and administrative expense was $56 million in 2010, an increase of $4 million when compared to 2009. The components of the 2010 and 2009 expense are summarized as follows:

	Years Ended December 31
($ millions)	2010	2009
General and administrative expenses	$36	$30
Sales and marketing expenses	18	22
Stock compensation	3	4
Change in fair value of equity swap contracts	(1)	(4)

	$56	$52

Equity in earnings from investments in unconsolidated entities in 2010 totaled $(0.2) million, a decrease of $1 million when compared to 2009. The impairment of our investments in unconsolidated entities totaled nil in 2010 compared to $13 million in 2009.
Other income / (expense) in 2010 totaled $8 million, a decrease of $5 million when compared to 2009. The components of the 2010 and 2009 other income are summarized as follows:

	Years Ended December 31
($ millions)	2010	2009
Change in fair value of interest rate swap contracts	$(1)	$11
Other	9	2

	$8	$13

Sales Activity
Our net new home orders for the year ended December 31, 2010 were 473 units, a decrease of 283 units compared to 2009. Based on our average of 22 active selling communities during the year, our average sales rate during 2010 was approximately 0.4 sales per week per community, which is below what may be considered a normal housing market of one sale per week per active selling community. The net new home orders in units for 2010 and 2009 by reportable segment were as follows:

	Years Ended December 31
	2010	2009
Northern California	51	135
Southland / Los Angeles	140	218
San Diego / Riverside	94	151
Washington D.C. Area	176	263
Corporate and Other	10	(14)

Consolidated Total	471	753
Unconsolidated Entities	2	3

Total	473	756

Net new orders for any period represent the aggregate of all homes ordered by customers, net of cancellations.
Our backlog, which represents the number of new homes subject to pending sales contracts, at December 31, 2010 and 2009 by reportable segment was as follows:

	Backlog December 31
	2010		2009
	Units	$ millions	Units	$ millions
Northern California	9	$10	24	$24
Southland / Los Angeles	20	6	69	29
San Diego / Riverside	17	10	23	11
Washington D.C. Area	37	17	71	24
Corporate and Other	1	1	—	—

Consolidated Total	84	44	187	88
Unconsolidated Entities	1	1	—	—

Total	85	$45	187	$88

We expect 85 units of our backlog to close in 2010 subject to any future cancellations that may occur. The cancellation rates for 2010 and 2009 by reportable segment were as follows:

	Years Ended December 31
	2010		2009
	Units	%	Units	%
Northern California	14	22%	19	12%
Southland / Los Angeles	22	14%	49	18%
San Diego / Riverside	26	22%	30	16%
Washington D.C. Area	62	26%	62	19%
Corporate and Other	—	—	20	250%

Total	124	21%	180	19%

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
Selling, general and administrative expense was $52 million in 2009, a decrease of $17 million when compared to 2008. The components of the 2009 and 2008 expense are summarized as follows:

	Years Ended December 31
($ millions)	2009	2008
General and administrative expenses	$30	$35
Sales and marketing expenses	22	30
Stock compensation	4	(7)
Change in fair value of equity swap contracts	(4)	11

	$52	$69

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
Liquidity and Capital Resources
Financial Position
Our assets as of December 31, 2010 totaled $991 million compared to $1,037 million as of December 31, 2009, a decrease of $46 million. The decrease in 2010 was due primarily to a decrease of $34 million in housing and land inventory and a decrease in receivables and other assets as a result of the cash tax refund of $43 million, partially offset by an increase of $32 million in our investments in unconsolidated entities. Our housing and land inventory and investments in unconsolidated entities are our most significant assets with a combined book value of $926 million or approximately 93% of our total assets. Our housing and land assets include homes completed and under construction and lots ready for construction, model homes and land under and held for development.
Our total debt as of December 31, 2010 was $332 million, a decrease of $50 million from December 31, 2009. Total debt as of December 31, 2010 consisted of $172 million of project specific financings and $160 million related to amounts drawn on facilities with subsidiaries of our largest stockholder, Brookfield Asset Management Inc. Our project specific financings represent construction and development loans that are used to fund the operations of our communities. Our major project specific lenders are Wells Fargo, Housing Capital Corporation, Bank of America and M&T. Interest charged under project specific financings include LIBOR and prime rate pricing options. As of December 31, 2010, the average interest rate on our project specific and other financings was 3.8%, with stated maturities as follows:

	Maturities
	2011	2012	2013	Total
Northern California	$9	$—	$—	$9
Southland / Los Angeles	8	18	—	26
San Diego / Riverside	74	10	2	86
Washington D.C. Area	36	7	—	43
Corporate and Other	108	60	—	168

December 31, 2010	$235	$95	$2	$332

Our debt maturing in 2011, 2012 and 2013 is expected to be repaid from home and/or lot deliveries over this period or extended. During the year ended December 31, 2010, proceeds from housing and land deliveries exceeded the corresponding debt repayments made during the year. During the year ended December 31, 2010, in the normal course of operations, we extended repayment terms on $103 million of debt originally maturing in 2010 and now maturing in 2011. Additionally, as of December 31, 2010, we had project specific debt of $118 million that is available to complete land development and construction activities. The “Cash Flow” section below discloses our future available capital resources should proceeds from our future home closings not be sufficient to repay our debt obligations.
Other financings at December 31, 2010 included $100 million on an unsecured revolving operating facility and $60 million on an unsecured revolving acquisition and operating facility, both with subsidiaries of our largest stockholder, Brookfield Asset Management Inc. The revolving operating facility matures in December 2011, bears interest at LIBOR plus 3.50% and was fully drawn upon as of December 31, 2010. The revolving acquisition and operating facility is in a principal amount not to exceed $100 million. This facility matures in December 2012, currently bears interest at 14% and could be fully drawn upon without violation of any covenants.
Stockholders of our Company fully subscribed for 10,000,000 shares of 8% convertible preferred stock pursuant to our rights offering that expired on April 27, 2009. We received gross proceeds of approximately $250 million upon issuance of the shares of convertible preferred stock. The proceeds from the rights offering were used for general corporate purposes, including repayment on our revolving operating credit facility due to a subsidiary of our largest stockholder, Brookfield Asset Management Inc. Assuming the full conversion of the 8% convertible preferred stock held beneficially by it, Brookfield Asset Management Inc. will own approximately 82.6% of our common stock. Brookfield Asset Management has agreed to convert its shares of 8% convertible preferred stock to common stock prior to the merger transaction. Holders of the 8% convertible preferred stock issued in the rights offering are entitled to receive, when, as and if declared by our Board of Directors, dividends per year at the per share rate of 8%, representing annual dividends of $20 million. These declared dividends are payable semi-annually and may be paid, at the election of our board of directors, in cash or shares of common stock. During the year ended December 31, 2010, a $10 million dividend on June 30, 2010 was paid in the form of common stock and a $10 million cash dividend was payable on December 31, 2010. Please see Note 11 to our consolidated financial statements included in this Form 10-K for additional information on the rights offering.
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
We believe we currently have sufficient access to capital resources. Our future capital resources include cash flow from operations, borrowings under project and other credit facilities and proceeds from potential future debt issues or equity offerings, if required.
While we do not anticipate that an equilibrium between the supply and demand for housing will be reached in 2011, we continue to work through the challenging market conditions and remain focused on proactively managing our balance sheet, placing a strong emphasis on liquidity. We are continuing to manage our inventory levels through matching homebuilding starts with net new orders.
Cash provided by our operating activities during the year ended December 31, 2010 totaled $89 million compared with $137 million in 2009. During the year ended December 31, 2010, our operating cash flow was positively impacted by the receipt of cash tax refunds of $43 million (December 31, 2009 — $63 million), the net asset reduction of our housing and land inventory and an increase in accounts payable and other liabilities.
During the year ended December 31, 2010, 575 homes closed and 370 lots were delivered to other homebuilders. As a result, cash flow from operations was positively affected by these home closings and lot sales. These deliveries were partially offset by land acquisitions made during the year ended December 31, 2010. We have limited our development of land while the demand for finished lots has decreased.
A summary of our lots owned, directly or through our share of unconsolidated entities excluding lot options, and their stage of development at December 31, 2010 compared with last year follows:

	December 31,	December 31,
	2010	2009
Housing units, including models	430	361
Finished lots	1,253	1,710
Lots commenced grading	2,290	1,991
Raw lots	13,650	8,685

	17,623	12,747

Cash used in our investing activities for the year ended December 31, 2010 was $36 million, an increase of $27 million when compared with $9 million in 2009. The increase was primarily a result of acquisition expenditures in unconsolidated entities partially offset by an increase in restricted cash in conjunction with entering into the total return swap contract in 2009.
Cash used in our financing activities for the year ended December 31, 2010 was $53 million compared with cash used of $128 million in 2009. The cash used in the current year was used primarily to repay project specific financings of $60 million offset by an increase in other financings of $10 million.
Contractual Obligations and Other Commitments
A total of $170 million of our project specific financings mature prior to the end of 2012. The debt maturing in 2011 and 2012 is expected to be repaid from home and/or lot deliveries over this period. Our net debt to total capitalization ratio as of December 31, 2010, which we define as total interest bearing debt less cash, divided by total interest bearing debt less cash plus total equity and other interests in consolidated subsidiaries, was 39%, compared to 42% at December 31, 2009. For a description of the specific risks facing us if, for any reason, we are unable to meet these obligations, refer to the section of this Form 10-K entitled “Risk Factors — Our debt and leverage could adversely affect our financial condition.”
Our project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of our Company, to maintain a tangible net worth of at least $325 million, a net indebtedness to capitalization ratio of no greater than 65% and a net indebtedness to tangible net worth ratio of no greater than 2.50 to 1.00. Indebtedness is defined as total interest bearing debt plus non-interest bearing liabilities less cash. At December 31, 2010, we were in compliance with all our project specific financing covenants. The following are computations of the most restrictive of Brookfield Homes Holdings Inc.’s tangible net worth, net indebtedness to capitalization ratio, and net indebtedness to tangible net worth debt ratio covenants:

		Actual as of
	Covenant	December 31, 2010
Tangible net worth ($US millions)	$325	$523
Net indebtedness to capitalization	65%	46%
Net indebtedness to tangible net worth	2.50 to 1	0.80 to 1

At December 31, 2010, our revolving operating facility with a subsidiary of Brookfield Asset Management Inc. required us to maintain minimum stockholders’ equity of $300 million and a consolidated net debt to book capitalization ratio of no greater than 70%. At December 31, 2010, we were in compliance with all our covenants. The following are computations of Brookfield Homes Corporation’s minimum stockholders’ equity and net debt to capitalization ratio covenants:

		Actual as of
	Covenant	December 31, 2010
Minimum stockholders’ equity ($US millions)	$300	$481
Net debt to capitalization	70%	39%

A summary of our contractual obligations and purchase agreements as of December 31, 2010 follows:

	Payment Due by Period
		Less than	1-3	3-5	More than
($ millions)	Total	1 Year	Years	Years	5 Years
Project specific and other financings(a)	$332	$235	$97	$—	$—
Operating lease obligations (b)	6	2	4	—	—
Purchase agreements (c)	151	27	20	104	—

Total (d)	$489	$264	$121	$104	$—

(a)	Amounts are included on the Consolidated Balance Sheets. See Note 6 of the Notes to the Consolidated Financial Statements included in this Form 10-K for additional information regarding project specific and other financings and related matters.

(b)	Amounts relate to non-cancelable operating leases involving office space, design centers and model homes.

(c)	Amounts represent our expected acquisition of land under options or purchase agreements. See Note 2 to the Consolidated Financial Statements included in this Form 10-K for additional information regarding purchase agreements.

(d)	Amounts do not include interest due to the floating nature of our debt. See Note 6 to the Consolidated Financial Statements included in this Form 10-K for additional information regarding our floating rate debt.

Off-Balance Sheet Arrangements
In the ordinary course of business, we use land and lot option contracts and unconsolidated entities to acquire control of land to mitigate the risk of declining land values. Option contracts for the purchase of land permit us to control the land for an extended period of time, until options expire and/or we are ready to develop the land for home construction. This reduces our financial risk associated with land holdings. As of December 31, 2010, we had $69 million of primarily non-refundable option deposits and advanced costs. The total exercise price of these options was $177 million including applicable deposits of $20 million. Pursuant to the guidance now incorporated in Accounting Standards Codification (“ASC”) Topic 810 (formerly Statement of Financial Accounting Standard (“SFAS”) 167), as described in Note 2 to our consolidated financial statements included elsewhere in this Form 10-K, we have consolidated $25 million of these option contracts. Please see Note 2 to our consolidated financial statements included in this Form 10-K for additional information on our lot options.
We also own 2,068 lots and control under option 2,759 lots through our proportionate share of unconsolidated entities. As of December 31, 2010, our investment in unconsolidated entities totaled $124 million. We have provided varying levels of guarantees of debt in our unconsolidated entities. As of December 31, 2010, we had completion guarantees of nil and limited maintenance guarantees of $14 million with respect to debt in our unconsolidated entities. During 2010, we did not make any loan re-margin repayments on our debt in our unconsolidated entities. Please see Note 3 to our consolidated financial statements included elsewhere in this Form 10-K for additional information about our investments in unconsolidated entities.
We obtain letters of credit, performance bonds and other bonds to support our obligations with respect to the development of our projects. The amount of these obligations outstanding at any time varies in accordance with our development activities. If these letters of credit or bonds are drawn upon, we will be obligated to reimburse the issuer of the letter of credit or bonds. As of December 31, 2010, we had $7 million in letters of credit outstanding and $140 million in performance bonds for these purposes. The costs to complete related to our letters of credit and performance bonds are $3 million and $66 million, respectively. We do not believe that any of these letters of credit or bonds are likely to be drawn upon.
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
Carrying Values
In accordance with the ASC Topic 360 “Property, Plant and Equipment” (formerly SFAS 144), housing and land assets we own directly and through unconsolidated entities are reviewed for recoverability on a regular basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. To arrive at the estimated fair value of housing and land inventory impaired, we estimate the cash flow for the life of each project. Specifically, on a housing project, we evaluate the margins on homes that have been closed, margins on sales contracts which are in backlog and estimated margins with regard to future home sales over the life of the project. On a land project, we estimate the timing of future land sales, the estimated revenue per lot, as well as estimated margins with respect to future land sales. For the housing and land inventory, we continuously evaluate projects where inventory is turning over slower than expected or whose average sales price and margins are declining and are expected to continue to decline. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. Such projections generally assume current home selling prices, cost estimates and sales rates for short-term projects are consistent with recent sales activity. For longer-term projects, planned sales rates for 2011 and 2012 assume recent sales activity and normalized sales rates beyond 2012. We identify potentially impaired housing and land projects based on these quantitative factors as well as qualitative factors obtained from the local market areas. If the future undiscounted cash flows are less than the carrying amount, the asset is considered to be impaired and is then written down to fair value less estimated selling costs using a discounted cash flow methodology which incorporates market participant assumptions.
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
In accordance with the provisions of ASC Topic 740, we assess, on a quarterly basis, our ability to realize our deferred tax asset. In determining the need for a valuation allowance, we consider the following significant factors: an assessment of recent years’ profitability and losses which considers the nature, frequency and severity of current and cumulative losses adjusted to reflect the effects of changes to our capital structure that have resulted in a significant reduction in the amount of interest bearing debt; our forecasts or expectation of profits based on margins and volumes expected to be realized (which are based on current pricing and volume trends) and including the effects of reduced interest expense; the financial support of our largest stockholder as evidenced by the revolving credit facilities; the long duration of ten to twenty years or more in all significant operating jurisdictions before the expiry of net operating losses, and we take into consideration that a substantial portion of the deferred tax asset is composed of deductible temporary differences that are not subject to an expiry period until realized under tax law. However, the recognition of deferred tax assets is based upon assumptions about the future including an estimate of future results, and differences between the expected and actual financial performance could require all or a portion of the deferred tax assets to be expensed. We will continue to evaluate the need for a valuation allowance in future periods. At December 31, 2010 and 2009 our deferred tax asset was $33 million and $40 million, respectively. Based on the more likely than not standard in the guidance and the weight of available evidence, we do not believe a valuation allowance against the deferred tax asset at December 31, 2010 is necessary.
Recent Accounting
In June 2009, the FASB issued guidance now incorporated into ASC Topic 810 “Consolidation” (formerly SFAS 167) amending the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requiring enhanced disclosures to provide more information about a Company’s involvement in a variable interest entity. This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for our fiscal year beginning January 1, 2010. We have adopted this guidance in our consolidated financial statements. See Notes 2 and 3 in our consolidated financial statements included elsewhere in this Form 10-K for disclosure regarding the impact on our consolidated financial statements.
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
The following table presents a summary of our operating results for each of the last eight quarters:

($ millions, except home closings	December 31		September 30		June 30		March 31
and per share amounts)	2010	2009	2010	2009	2010	2009	2010	2009
Total revenue	$123	$145	$75	$99	95	$95	46	$37
Gross margin / (loss)	18	(12)	13	5	17	5	7	—
Net income / (loss)	5	(17)	(1)	(4)	3	—	(3)	(12)
Net income / (loss) attributable to Brookfield Homes Corporation	5	(17)	(1)	(1)	3	—	(3)	(10)
Diluted (loss) / earnings per share (1)	—	(0.81)	(0.19)	(0.22)	(0.08)	(0.12)	(0.27)	(0.39)
Home closings (units) (2)	186	268	98	192	210	169	81	74
Cash provided by / ( used in) operating activities	55	68	(9)	28	21	16	21	25
Total assets	991	1,037	1,049	1,130	1,010	1,141	1,009	1,157
Total debt	332	382	392	471	353	490	365	725

(1)	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

(2)	Includes unconsolidated entities.
Non-Arms’ Length Transactions
We are party to a license agreement with Brookfield Properties (US) Inc., an indirect wholly-owned subsidiary of Brookfield Properties Corporation, for the right to use the names “Brookfield” and “Brookfield Homes.” A subsidiary of Brookfield Asset Management Inc. has provided us with an unsecured revolving operating facility in the form of a promissory note that was amended most recently in April 2009. The facility bears interest at LIBOR plus 3.5% per annum, matures December 2011 and, at December 31, 2010, there was $100 million outstanding under this facility. During 2009, we entered into a second unsecured credit facility that was amended most recently in July 2009. This operating and acquisition facility currently bears interest at 14% per annum, matures December 2012 and, at December 31, 2010, there was $60 million outstanding under this facility. In addition, on October 4, 2010, Brookfield Properties, Brookfield Homes and Brookfield Residential Properties Inc. (“Brookfield Residential”), a wholly-owned subsidiary of Brookfield, entered into an definitive agreement to combine Brookfield Homes and the North American residential land and housing division of Brookfield Properties into Brookfield Residential. For details of these arrangements and other non-arms’ length transactions refer to Item 13 of this Form 10-K “Certain Relationships and Related Transactions, and Director Independence.”
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Exchange Rates
We conduct business in U.S. dollars only, so we are not exposed to currency risks.
Interest Rates
We are exposed to financial risks that arise from the fluctuations in interest rates. Our interest-bearing assets and liabilities are mainly at floating rates, so we would be negatively affected, on balance, if interest rates increase. In addition, we have interest rate swap contracts which effectively fix $150 million of our variable rate debt at an average rate of 5%. Based on our net debt levels as of December 31, 2010, a 1% change up or down in interest rates would have either a negative or positive effect of approximately $1 million on our cash flows.
Our interest rate swaps are not designated as hedges under ASC 815 (formerly SFAS 133), “Derivatives and Hedging.” We are exposed to market risk associated with changes in the fair values of the swaps, and such changes must be reflected in our consolidated statements of operations. As of December 31, 2010, the fair value of the interest rate swaps totaled a liability of $15 million.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Stockholders of Brookfield Homes Corporation
We have audited the accompanying consolidated balance sheets of Brookfield Homes Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brookfield Homes Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
February 17, 2011

BROOKFIELD HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS
(all dollar amounts are in thousands of U.S. dollars)

		As at December 31
	Note	2010	2009
Assets
Housing and land inventory	2	$801,409	$835,263
Investments in unconsolidated entities	3	124,369	92,477
Receivables and other assets	4	24,826	61,744
Restricted cash	5	7,366	7,485
Deferred income taxes	8	32,631	40,112

		$990,601	$1,037,081

Liabilities and Equity
Project specific and other financings	6	$331,794	$381,567
Accounts payable and other liabilities	7	135,264	122,190

Total liabilities		467,058	503,757

Other interests in consolidated subsidiaries	10	42,461	47,011

Commitments, contingent liabilities and other	13	—	—
Preferred stock — 10,000,000 shares authorized, 9,995,739 shares issued (December 31, 2009 — 10,000,000 shares authorized, 10,000,000 shares issued)	11	249,582	249,688
Common stock — 200,000,000 shares authorized, 32,088,997 shares issued (December 31, 2009 — 32,073,781 shares issued)	11	321	321
Additional paid-in capital	11	143,317	142,106
Treasury stock, at cost — 2,420,089 shares (December 31, 2009 — 3,671,482 shares)	11	(110,807)	(166,113)
Retained earnings		192,213	252,994
Noncontrolling interest	10	6,456	7,317

Total equity		481,082	486,313

		$990,601	$1,037,081

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(all dollar amounts are in thousands of U.S. dollars, except per share amounts)

		Years Ended December 31
	Note	2010	2009	2008
Revenue
Housing		$292,095	$339,625	$415,311
Land		46,771	36,355	33,692

		338,866	375,980	449,003
Direct Cost of Sales
Housing		(243,301)	(294,493)	(363,038)
Land		(40,686)	(59,308)	(53,057)
Impairment of housing and land inventory and write-off of option deposits	2	—	(23,963)	(115,124)

		54,879	(1,784)	(82,216)
Selling, general and administrative expense		(55,585)	(52,339)	(69,498)
(Loss) / equity in earnings from unconsolidated entities	3	(192)	1,331	3,302
Impairment of investments in unconsolidated entities	3	—	(12,995)	(37,863)
Other income / (expense)	10, 13(e)	8,055	13,191	(17,823)

Income / (Loss) Before Income Taxes		7,157	(52,596)	(204,098)
Income tax (expense) / recovery	8	(3,706)	20,134	70,861

Net Income / (Loss)		3,451	(32,462)	(133,237)
Net loss attributable to noncontrolling interest and other interests in consolidated subsidiaries	10	(976)	(4,753)	(17,622)

Net Income / (Loss) Attributable to Brookfield Homes Corporation		$4,427	$(27,709)	$(115,615)

Loss Per Share attributable to Brookfield Homes Corporation Common Stockholders
Basic	12	$(0.54)	$(1.54)	$(4.33)
Diluted	12	$(0.54)	$(1.54)	$(4.33)
Weighted Average Common Shares Outstanding (in thousands)
Basic	12	29,087	26,838	26,688
Diluted	12	29,087	26,838	26,688
See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(all dollar amounts are in thousands of U.S. dollars)

		Years Ended December 31
	Note	2010	2009	2008
Preferred Stock
Opening balance		$249,688	$—	$—
Preferred stock issuance, net of issuance costs of $312	11	—	249,688	—
Conversion of preferred stock		(106)	—	—

Ending balance		249,582	249,688	—

Common Stock		321	321	321

Additional Paid-in Capital
Opening balance		142,106	141,286	145,101
Adjustment to stock-based compensation plan		—	145	—
Stock option compensation costs	11	1,105	675	—
Stock option compensation exercises	11	—	—	(3,815)
Conversion of preferred stock		106	—	—

Ending balance		143,317	142,106	141,286

Treasury Stock
Opening balance		(166,113)	(238,957)	(243,701)
Stock option exercises	11	93	66	4,744
Preferred stock dividends	11	55,213	72,778	—

Ending balance		(110,807)	(166,113)	(238,957)

Retained Earnings
Opening balance		252,994	356,981	477,929
Net income / (loss) attributable to Brookfield Homes Corporation		4,427	(27,709)	(115,615)
Common stock dividends	11	—	—	(5,333)
Preferred stock dividends	11	(19,995)	(13,500)	—
Treasury stock issued	11	(45,213)	(62,778)	—

Ending balance		192,213	252,994	356,981

Total Brookfield Homes Corporation stockholders’ equity		$474,626	$478,996	$259,631

Noncontrolling Interest
Opening balance		$7,317	$2,888	$1,749
Net loss attributable to noncontrolling interest	10	(1,132)	(437)	—
Contributions		271	4,866	1,139

Ending balance		$6,456	$7,317	$2,888

Total Equity		$481,082	$486,313	$262,519

See accompanying notes to financial statements

BROOKFIELD HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollar amounts are in thousands of U.S. dollars)

	Years Ended December 31
	2010	2009	2008
Cash Flows From / (Used in) Operating Activities
Net income / (loss)	$3,451	$(32,462)	$(133,237)
Adjustments to reconcile net income / (loss) to net cash from operating activities:
Distributed / (undistributed) income from unconsolidated entities	204	(1,091)	(1,902)
Deferred income taxes	7,481	19,326	(3,495)
Impairment of housing and land inventory and write-off of option deposits	—	23,963	115,124
Impairment of investments in unconsolidated entities	—	12,995	37,863
Stock option compensation costs	1,105	675	—
Other changes in operating assets and liabilities:
Decrease / (increase) in receivables and other assets	36,918	27,439	(48,677)
Decrease in housing and land inventory	31,915	90,648	132,269
Increase / (decrease) in accounts payable and other liabilities	7,473	(4,303)	(31,539)

Net cash provided by operating activities	88,547	137,190	66,406

Cash Flows From / (Used in) Investing Activities
Investments in unconsolidated entities	(43,087)	(11,222)	(28,344)
Distribution from unconsolidated entities	7,666	9,359	3,046
Restricted cash	119	(7,485)	—
Acquisition of additional interest in unconsolidated entities	—	—	(6,844)

Net cash used in investing activities	(35,302)	(9,348)	(32,142)

Cash Flows From / (Used in) Financing Activities
Net repayments under revolving project specific and other financing	(49,773)	(376,233)	(46,742)
Distributions to noncontrolling interest and other interests in consolidated subsidiaries	(5,356)	(1,122)	(580)
Contributions from noncontrolling interest and other interests in consolidated subsidiaries	1,864	3,259	9,130
Exercise of stock options	93	66	129
Preferred stock issuance	—	250,000	—
Preferred stock issuance costs	—	(312)	—
Preferred stock dividends	(73)	(3,500)	—
Common stock dividends paid in cash	—	—	(5,333)

Net cash used in financing activities	(53,245)	(127,842)	(43,396)

Decrease in cash and cash equivalents	—	—	(9,132)
Cash and cash equivalents at beginning of year	—	—	9,132

Cash and cash equivalents at end of year	$—	$—	$—

Supplemental Cash Flow Information
Interest paid	$31,042	$36,484	$57,754
Income taxes recovered	42,766	63,286	22,299

Acquisitions of Unconsolidated Entities’ Assets and Liabilities
Increase in housing and land inventory	—	$14,521	$97,828
Reduction in investment in unconsolidated entities	—	9,604	33,960
Liabilities assumed	—	51	63,868
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
(ii) Carrying values: In accordance with the Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant and Equipment” (formerly Statement of Financial Accounting Standards (“SFAS”) 144), housing and land assets the Company owns directly and through unconsolidated entities are reviewed for recoverability on a regular basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. To arrive at the estimated fair value of housing and land inventory impaired, the Company estimates the cash flow for the life of each project. Specifically, on a housing project, the Company evaluates the margins on homes that have been closed, margins on sales contracts which are in backlog and estimated margins with regard to future home sales over the life of the project. On a land project, the Company estimates the timing of future land sales, the estimated revenue per lot, as well as estimated margins with respect to future land sales. For the housing and land inventory, the Company continuously evaluates projects where inventory is turning over more slowly than expected or whose average sales price and margins are declining and are expected to continue to decline. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. Such projections generally assume current home selling prices, cost estimates and sales rates for short-term projects are consistent with recent sales activity. For longer-term projects, planned sales rates for 2011 and 2012 assume recent sales activity and normalized sales rates beyond 2012. Management identifies potentially impaired housing and land projects based on these quantitative factors as well as qualitative factors obtained from the local market areas. If the future undiscounted cash flows are less than the carrying amount, the asset is considered to be impaired and is then written down to fair value less estimated selling costs using a discounted cash flow methodology which incorporates market participant assumptions.
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
(e) Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, demand deposits, and all highly liquid short-term investments with original maturity less than 90 days. The carrying value of these investments approximates their fair value.
(f) Restricted Cash
Restricted cash includes cash held on deposit with a financial institution in the form of collateral, required by terms outlined in the total return swap transaction entered into during the year ended December 31, 2010.
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
In accordance with the provisions of ASC Topic 740, the Company assesses, on a quarterly basis, its ability to realize its deferred tax asset. In determining the need for a valuation allowance, the Company considers the following significant factors: an assessment of recent years’ profitability and losses which considers the nature, frequency and severity of current and cumulative losses adjusted to reflect the effects of changes to the capital structure that have resulted in a significant reduction in the amount of interest bearing debt; its forecasts or expectation of profits based on margins and volumes expected to be realized (which are based on current pricing and volume trends) and including the effects of reduced interest expense; the financial support of its largest stockholder as evidenced by the revolving credit facilities, the long duration of ten to twenty years or more in all significant operating jurisdictions before the expiry of net operating losses and that a substantial portion of the deferred tax asset is comprised of deductible temporary differences that are not subject to an expiry period until realized under tax law. However, the recognition of deferred tax assets is based upon assumptions about the future including an estimate of future results, and differences between the expected and actual financial performance could require all or a portion of the deferred tax asset to be expensed. The Company will continue to evaluate the need for a valuation allowance in future periods. Based on the more likely than not standard in the guidance and the weight of available evidence, the Company does not believe a valuation allowance against the deferred tax asset at December 31, 2010 is necessary.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
ASC Topic 740 clarifies the accounts for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement affiliates for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that a company determine whether it is more-likely-than-not that a position will be sustained upon examination by taxation authorities, based upon the technical merits of the position. A tax position that meets the more-than-likely-not threshold is then measured to determine the amount of the tax benefit to recognize in the financial statements. At December 31, 2010 and 2009, the Company did not have any unrecognized tax benefits / liabilities.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits / liabilities in income tax recovery / expense.
(h) Stock-Based Compensation
The Company accounts for stock option grants and deferred share unit grants in accordance with ASC Topic 718 “Compensation-Stock Compensation” (formerly SFAS 123(R)). All stock options granted have exercise prices equal to the market value of the stock on the date of the grant. Participants in the option plan can exercise their options to purchase shares at the exercise price. The option to elect to receive cash equal to the difference between the exercise price and the current market price was eliminated in 2009 in conjunction with the modification of the Company’s stock option plan.
Accordingly, the Company records the fair value of these options using a Black-Scholes option pricing model. These options have been recorded in additional paid-in capital in 2010 and 2009 as a result of an amendment to existing stock option awards made under the 2002 stock option plan and the approval and adoption of the 2009 stock option plan. In prior years, these options were recorded in accounts payable and other liabilities. The Company records the deferred share units as a liability as disclosed in accounts payable and other liabilities. See Note 9 “Stock-Based Compensation” for further discussion.
(i) Other Comprehensive Income
The Company adheres to U.S. GAAP reporting requirements with respect to the presentation and disclosure of other comprehensive income; however, it has been determined by management that no material differences exist between net income and comprehensive income for each of the periods presented.
(j) Loss Per Share
Loss per share is computed in accordance with ASC Topic 260 “Earnings Per Share” (formerly SFAS 128). Basic earnings per share is calculated by dividing net loss attributable to Brookfield Homes Corporation less preferred share dividends by the weighted average number of common shares outstanding for the year. Diluted earnings per share is calculated by dividing net income less preferred share dividends by the average number of common shares outstanding including all dilutive potentially issuable shares under various stock option plans.
(k) Advertising Costs
The Company expenses advertising costs as incurred. For the years ended December 31, 2010, 2009 and 2008, the Company incurred advertising costs of $7.0 million, $7.0 million and $14.0 million, respectively.
(l) Warranty Costs
Estimated future warranty costs are accrued and charged to cost of sales at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. Costs are accrued based upon historical experience.
(m) Variable Interest Entities
The Company accounts for its variable interest entities (“VIEs”) in accordance with ASC Topic 810 “Consolidation” (formerly SFAS 167). The decision whether to consolidate a VIE begins with establishing that a VIE exists. A VIE

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investor lacks one of three characteristics associated with owning a controlling financial interest. Those characteristics are the power to direct the activities of an entity that most significantly impact the entity’s economic performance, the obligation to absorb the expected losses of the entity, and the right to receive the expected residual returns of the entity. The entity that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE is considered to have a controlling financial interest in a VIE and is required to consolidate such entity. The Company has determined it has a controlling financial interest in certain VIEs which are included in these financial statements as a component of “Housing and land inventory” with the interests of others included in accounts payable and other liabilities. See Notes 2 and 3 for further discussion on the consolidation of land option contracts and unconsolidated entities.
(n) Derivative Financial Instruments and Hedging Activities
The Company accounts for its derivative and hedging activities in accordance with ASC Topic 815, “Derivatives and Hedging” (formerly SFAS 133 and SFAS 149 and related interpretations). ASC Topic 815 requires the Company to recognize all derivative instruments at their fair values as either assets or liabilities on its balance sheet. The accounting for changes in fair value (i.e. gains or losses) of a derivative instrument depends on whether the Company has designated it, and whether it qualifies, as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. The Company had no fair value hedges or hedges of a net investment in foreign operations as of December 31, 2010 or as of December 31, 2009. For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that are attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (i.e. in ''interest expense’’ when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative changes in the present value of future cash flows of the hedged item, if any, is recognized in the realized and unrealized gain (loss) on derivatives in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in realized and unrealized gain (loss) on derivatives in the current earnings during the period of change. Income and/or expense from interest rate swaps are recognized as an adjustment to interest expense. The Company accounts for income and expense from interest rate swaps over the period to which the payments and/or receipts relate.
(o) Recent Accounting Pronouncements
In June 2009, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly SFAS 167) amending the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requiring enhanced disclosures to provide more information about a company’s involvement in a variable interest entity. This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance was effective for the Company’s fiscal year beginning January 1, 2010. The Company has adopted this guidance in its consolidated financial statements for the year ended December 31, 2010. See Notes 2 and 3 for disclosure regarding its impact on the consolidated financial statements.
In July 2009, the FASB’s ASC became the single, official source of authoritative, non-governmental GAAP in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission (the “SEC”). This guidance is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of this guidance for the year ended December 31, 2010. The Company’s accounting policies were not affected by the conversion to the ASC. However, references to specific accounting standards have been changed to refer to the appropriate section of the ASC.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
(p) Reclassification
Certain prior period amounts in the consolidated balance sheet have been reclassified to conform with the December 31, 2010 presentation. Specifically, consolidated land inventory not owned, which had previously been shown as a separate line, is now shown as a component of housing and land inventory. Other revolving financings, which had previously been shown as a separate line, is now shown as a component of project specific and other financings. These reclassifications had no impact on the Company’s results from operations.
Note 2. Housing and Land Inventory
Housing and land inventory includes homes completed and under construction and lots ready for construction, model homes and land under and held for development, which will be used in the Company’s homebuilding operations or sold as building lots to other homebuilders. The following summarizes the components of housing and land inventory:

	December 31
	2010	2009
Housing inventory	$261,611	$359,132
Model homes	18,631	32,542
Land and land under development	521,167	443,589

	$801,409	$835,263

The Company capitalizes interest which is released with cost of sales when housing units and building lots are sold. For the years ended December 31, 2010, 2009 and 2008, interest incurred and capitalized by the Company was $31.0 million, $36.5 million and $57.8 million, respectively. Capitalized interest expensed as direct cost of sales for the same periods was $20.2 million, $24.0 million and $29.1 million, respectively.
No impairment charges were recognized related to the Company’s housing and land inventory during 2010 (2009 —$11.2 million; 2008 — $97.4 million).
In the ordinary course of business, the Company has entered into a number of option contracts to acquire land or lots in the future in accordance with specific terms and conditions and the Company will advance deposits to secure these rights. Effective for the Company’s fiscal year beginning January 1, 2010, the Company is no longer required to follow quantitative guidance determining the primary beneficiary of a VIE, but is required by ASC Topic 810 “Consolidation” to qualitatively assess whether it is the primary beneficiary based on whether it has the power over the significant activities of the VIE and an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company has evaluated its option contracts in accordance with this revised guidance and determined that, for those entities considered to be VIEs, it is the primary beneficiary of options with an aggregate exercise price of $25.2 million (December 31, 2009 — $25.4 million), which are required to be consolidated. In these cases, the only asset recorded is the Company’s exercise price for the option to purchase included in housing and land inventory, with an increase in accounts payable and other liabilities of $25.2 million (2009 — $25.4 million) for the assumed third-party investment in the VIE.
Housing and land inventory includes non-refundable deposits and other entitlement costs totaling $49.5 million (December 31, 2009 — $42.6 million) in connection with options that are not required to be consolidated in terms of the guidance incorporated in ASC Topic 810 “Consolidation” (formerly FIN 46R). The total exercise price of these options is $151.6 million (December 31, 2009 — $156.9 million) including the non-refundable deposits identified above. The number of lots which the Company has obtained an option to purchase, excluding those already consolidated and those held through unconsolidated entities and their respective dates of expiry and their exercise price follows:

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)

	Number	Total Exercise
Year of Expiry	of Lots	Price
2011	680	$26,910
2012	320	20,187
Thereafter	5,435	104,491

	6,435	$151,588

The Company holds agreements for a further 4,878 acres of longer term land, with an aggregate exercise price of $59.6 million with non-refundable deposits and other entitlement costs of $5.8 million which is included in housing and land inventory that may provide additional lots upon obtaining entitlements. However, given that the Company is in the initial stage of land entitlement, the Company has concluded at this time that the level of uncertainty in entitling these properties does not warrant including them in the above totals.
During the year ended December 31, 2010, the Company did not have any write-offs (2009 — $12.3 million; 2008 — $17.7 million) related to unentitled lot option agreements.
Note 3. Investments in Unconsolidated Entities
The Company participates in ten unconsolidated entities in which it has less than a controlling interest. Summarized condensed financial information on a combined 100% basis of the unconsolidated entities follows:

	December 31
Assets	2010	2009
Housing and land inventory	$294,526	$235,864
Other assets	7,976	6,722

	$302,502	$242,586

Liabilities and Equity
Project specific financings	$33,173	$52,175

Accounts payable and other liabilities	22,362	14,082

Equity
Brookfield Homes interest	124,369	92,477
Others’ interest	122,598	83,852

	$302,502	$242,586

	December 31
Revenue and Expenses	2010	2009	2008
Revenue	$12,709	$12,663	$21,547
Cost of sales	(15,088)	(13,414)	(15,581)
Other income / (expense)	2,776	(4,081)	(2,548)

Net income / (loss)	$397	$(4,832)	$3,418

Brookfield Homes’ share of net (loss) / income	$(192)	$1,331	$3,302

Impairment of investments in unconsolidated entities	$—	$(12,995)	$(37,863)

In reporting the Company’s share of net income / (loss), all inter-company profits or losses from unconsolidated entities are eliminated on lots purchased by the Company from the unconsolidated entities. For the year ended December 31, 2010, the difference between the Company’s share of the loss of its investments in unconsolidated entities for the year ended December 31, 2010 and equity in earnings from unconsolidated entities primarily arises from differences in accounting policies followed by unconsolidated entities.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Investments in unconsolidated entities includes $26.4 million of the Company’s share of non-refundable deposits and other entitlement costs in connection with 2,759 lots under option (2009 — $27.0 million in connection with 1,987 lots under option). The Company’s share of the total exercise price of these options is $93.2 million.
During the year ended December 31, 2010, in accordance with ASC Topic 323 “Investments — Equity Method and Joint Ventures” (formerly Accounting Position Bulletin 18) and ASC Topic 360 “Property, Plant and Equipment” (formerly SFAS 144), the Company recognized impairment charges of nil (2009 — $13.0 million; 2008 — $37.9 million).
As described in Note 1(c), unconsolidated entities in which the Company has a noncontrolling interest are accounted for using the equity method. In addition, the Company has performed an evaluation of its existing unconsolidated entity relationships by applying the provisions of ASC Topic 810 “Consolidation” (formerly SFAS 160).
The Company and/or its unconsolidated entity partners have provided varying levels of guarantees of debt in its unconsolidated entities. At December 31, 2010, the Company had completion guarantees of nil (December 31, 2009 — $7.9 million) and limited maintenance guarantees of $13.8 million (December 31, 2009 — $15.3 million) with respect to debt in its unconsolidated entities.
Note 4. Receivables and Other Assets
The components of receivables and other assets included in the Company’s balance sheet are summarized as follows:

	December 31
	2010	2009
Proceeds and escrow receivable	$4,943	$1,414
Refundable deposits	989	4,815
Notes receivable	2,425	2,425
Prepaid expense	725	2,970
Miscellaneous receivables	9,353	5,261
Swap contract (Note 13 (f))	2,238	674
Other assets	865	4,183
Taxes receivable	3,288	40,002

	$24,826	$61,744

Note 5. Restricted Cash
At December 31, 2010, the Company had restricted cash of $7.4 million (December 31, 2009 — $7.5 million). During the year ended December 31, 2009, the Company entered into a total return swap transaction (see Note 13(f)) which required the Company to maintain cash deposits as collateral equivalent to 1,022,987 shares at $7.31 per common share, the prevailing share price at the date of the transaction. During 2010, the total return swap matured and the Company entered into a new total return swap transaction (see Note 13 (f)) which requires the Company to maintain cash deposits as collateral equivalent to 1,022,987 shares at $7.18 per common share, the prevailing share price at the date of the transaction.
Note 6. Project Specific and Other Financings
Project specific financings of $171.8 million (2009 — $231.6 million) are revolving in nature, bear interest at floating rates with a weighted average rate of 3.8% as at December 31, 2010 (December 31, 2009 — 4.2%) and are secured by housing and land inventory. The weighted average rate was calculated as of the end of each period, based upon the amount of debt outstanding and the related interest rates applicable on that date.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Interest rates charged under project specific financings include LIBOR and prime rate pricing options. The maximum amount of borrowings during the years ended December 31, 2010, 2009 and 2008 was $240.4 million, $433.6 million and $644.6 million, respectively. The average borrowings during 2010, 2009 and 2008 were $217.8 million, $348.0 million and $546.9 million, respectively.
Project specific financings mature as follows: 2011 — $134.6 million; 2012 — $35.4 million; and 2013 — $1.8 million.
The Company’s project specific financings require Brookfield Homes Holdings Inc., a wholly-owned subsidiary of the Company, to maintain a tangible net worth of at least $325.0 million, a net debt to capitalization ratio of no greater than 65% and a net debt to tangible net worth of no greater than 2.50 to 1. As of December 31, 2010, the Company was in compliance with all its covenants.
Other financings of $160.0 million (December 31, 2009 — $150.0 million) consist of amounts drawn on two unsecured revolving credit facilities due to subsidiaries of the Company’s largest stockholder, Brookfield Asset Management Inc.
The revolving operating facility is in a principal amount not to exceed $100.0 million, matures December 2011 and bears interest at a rate of LIBOR plus 3.5% per annum. At December 31, 2010, this facility was fully drawn. During the years ended December 31, 2010, 2009 and 2008, interest of $3.8 million, $6.1 million and $13.7 million, respectively, was incurred related to this facility.
The revolving acquisition and operating facility was entered into during February 2009, is in a principal amount not to exceed $100.0 million, matures December 2012 and initially bears interest at 12% per annum. This facility is available for the acquisition of housing and land assets and for operations. At December 31, 2010, $60.0 million had been drawn on this facility. During the years ended December 31, 2010 and 2009, interest of $6.4 million and $3.5 million, respectively was incurred related to this facility.
The covenants with respect to these facilities are to maintain a minimum stockholders’ equity of $300.0 million and a consolidated net debt to book capitalization ratio of no greater than 70%. As of December 31, 2010, the Company was in compliance with all of its covenants with respect to these facilities.
Note 7. Accounts Payable and Other Liabilities
The components of accounts payable and other liabilities included in the Company’s balance sheet are summarized as follows:

	December 31
	2010	2009
Trade payables and cost to complete accruals	$38,881	$37,518
Warranty costs (Note 13 (c))	10,529	13,126
Customer deposits	1,987	3,357
Stock-based compensation (Note 9)	8,076	5,878
Loans from other interests in consolidated subsidiaries	14,168	17,118
Accrued and deferred compensation	3,464	3,268
Swap contracts (Note 13 (e))	15,206	14,192
Consolidated land option contracts (Note 2)	25,206	25,434
Dividends payable	9,922	—
Other	7,825	2,299

	$135,264	$122,190

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Note 8. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The differences that give rise to the net deferred tax asset are as follows:

	December 31
	2010	2009
Differences relating to housing and land inventory	$5,468	$23,388
Compensation deductible for tax purposes when paid	3,271	2,641
Differences related to derivative instruments	4,927	5,235
Loss carry-forwards	18,965	8,848

	$32,631	$40,112

The Company has computed the tax provisions for the periods presented based upon accounting income, adjusted for expenses that are not deductible for tax purposes. The expense / (recovery) for income taxes for each of the three years ended December 31, 2010, 2009 and 2008 are as follows:

	December 31
	2010	2009	2008
Current	$(3,775)	$(39,460)	$(67,366)
Deferred	7,481	19,326	(3,495)

Income tax expense / (recovery)	$3,706	$(20,134)	$(70,861)

A reconciliation of the statutory income tax rate and the effective rate follows:

	December 31
	2010	2009	2008
Statutory federal rate	35.0%	35.0%	35.0%
State income tax	3.0%	3.0%	3.0%
Uncertain tax liability reversals	—	2.9%	—
Interest and other penalties	7.7%	—	—
Other	—	1.2%	—

Effective rate	45.7%	42.1%	38.0%

In accordance with the provisions of ASC Topic 740, the Company assesses, at each reporting period, its ability to realize its deferred tax assets. In determining the need for a valuation allowance, the Company considered the following significant factors: an assessment of recent years’ profitability and losses, adjusted to reflect the effects of changes to the Company’s capital structure that have resulted in a significant reduction in the amount of interest-bearing debt; the Company’s expectation of profits based on margins and volumes expected to be realized (which are based on current pricing and volume trends) and including the effects of reduced interest expense due to the reduction in the amount of interest-bearing debt; the financial support of the Company’s largest stockholder as evidenced by the credit facilities in place; the long period of 10 to 20 years or more in all significant operating jurisdictions before the expiry of net operating losses, noting further that a substantial portion of the deferred tax asset is composed of deductible temporary differences that are not subject to an expiry period until realized under tax law. The Company’s tax effected loss carry-forwards of $19.0 million expire between the years 2028 and 2030 based on the more likely than not standard in the guidance and the weight of available evidence, the Company does not believe a valuation allowance against its deferred tax assets is necessary. However, the recognition of deferred tax assets is based upon an estimate of future results and differences between the expected and actual financial performance of the Company could require all or a portion of the deferred tax assets to be expensed. The Company will continue to evaluate the need for a valuation allowance in future reporting periods.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
The Company recognizes interest and penalties accrued related to unrecognized tax benefits / obligations in income tax (recovery) / expense. During the year ended December 31, 2010, the Company incurred $0.6 million of tax-related interest and penalties (2009 — nil; 2008 — nil). For the year ended December 31, 2010, the Company did not reverse any uncertain tax liabilities (2009 — $1.4 million; 2008 — nil). The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2006 through 2009.
Note 9. Stock-Based Compensation
Option Plan
Brookfield Homes grants options to purchase shares of the Company’s common stock at the market price of the shares on the day the options are granted. The Company’s 2009 stock option plan authorizes a maximum of three million shares for issuance.
The fair value of the Company’s stock option awards is calculated at the grant date using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock option awards is expensed over the vesting period of the stock options. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option award granted. The Company uses historical data to estimate stock option exercises and forfeitures within its valuation model. The expected term of stock option awards granted for some participants is derived from historical exercise experience under the Company’s share-based payment plan and represents the period of time that stock option awards granted are expected to be outstanding. The expected term of stock options granted for the remaining participants is derived by using the simplified method.
The significant weighted average assumptions relating to the valuation of the Company’s stock options granted during the years ended December 31, 2010 and 2009 subject to graded vesting are as follows:

	2010	2009
Dividend yield	0.0%	0.0%
Volatility rate	72%	74%
Risk-free interest rate	3.7%	2.9%
Expected option life (years)	7.5	7.5

The total compensation recognized in income related to the Company’s stock options during the years ended December 31, 2010, 2009 and 2008 was expense of $1.1 million, income of $0.5 million and income of $1.5 million, respectively.
The following table sets out the number of common shares that employees of the Company may acquire under options granted under the Company’s stock option plans:

	December 31, 2010		December 31, 2009		December 31, 2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Per Common		Per Common		Per Common
		Share Exercise		Share Exercise		Share Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	2,155,000	$10.21	875,000	$30.57	782,319	$30.11
Granted	579,000	7.79	1,670,000	2.65	210,000	$15.90
Exercised	(38,000)	2.46	(25,000)	2.65	(117,319)	$1.28
Cancelled	(59,000)	6.16	(365,000)	24.92	—	—

Outstanding, end of year	2,637,000	9.88	2,155,000	10.21	875,000	$30.57

Options exercisable, end of year	507,000	$26.39	339,200	$29.35	304,400	$30.39

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
The weighted average grant date fair value of options granted during 2010 was $5.38 per option compared to $1.74 per option in 2009 and $6.65 per option in 2008. The intrinsic value of options exercised during 2010, 2009 and 2008 was $0.1 million; $0.1 million; and $1.0 million, respectively. Shares were issued out of treasury stock for 38,000 options exercised during the year. At December 31, 2010, the aggregate intrinsic value of options currently exercisable is $0.8 million and the aggregate intrinsic value of options outstanding is $5.0 million. A summary of the status of the Company’s unvested options included in equity as of December 31, 2010 and changes during the year ended December 31, 2010 is as follows:

	December 31, 2010
		Weighted
		Average Fair
	Shares	Value Per Share
Unvested options outstanding, December 31, 2009	1,815,800	1.51
Granted	579,000	5.38
Vested	(206,800)	1.11
Cancelled	(58,000)	3.44

Unvested options outstanding, December 31, 2010	2,130,000	2.49

At December 31, 2010, there was $3.6 million of unrecognized compensation expense related to unvested options, which is expected to be recognized over a weighted average period of approximately 2.8 years.
The following table summarizes information about stock options held by employees of the Company outstanding at December 31, 2010:

	Options	Weighted	Options Exercisable
	Outstanding at	Average	at
	December	Remaining	December
Exercise Prices Per Share	31,2010	Contract Life	31,2010
$1.74	38,000	2.2	38,000
$21.94	70,000	3.2	70,000
$36.25	94,000	4.2	94,000
$52.00	90,000	5.2	72,000
$36.41	160,000	6.2	96,000
$15.90	145,000	7.2	58,000
$2.65	1,491,000	8.2	79,000
$7.34	255,000	9.2	—
$8.23	294,000	9.8	—

	2,637,000	7.7	507,000

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
The DSUP and the MDSUP provide that no shares of the Company’s common stock will be issued, authorized, reserved, purchased or sold at any time in connection with units allocated and under no circumstances are units considered shares of common stock, or entitle any participant to the exercise of any other rights arising from the ownership of shares of common stock. As of December 31, 2010, the Company had granted 1,213,993 units under the DSUP, of which 872,824 were outstanding at December 31, 2010, and of which 537,430 units are currently vested and 335,394 vest over the next five years. As of December 31, 2010, the Company had granted 73,374 units under the MDSUP, all of which were vested and outstanding at December 31, 2010. The liability of $8.1 million (December 31, 2009 — $5.9 million) which relates to 859,148 units under the DSUP and MDSUP is included in accounts payable and other liabilities. The remaining 87,050 units vest during the years ending December 31, 2011 to 2014. The financial statement impact for the DSUP and MDSUP for year ended December 31, 2010, 2009 and 2008 was expense of $2.3 million, expense of $3.4 million and income of $5.6 million, respectively. Compensation recognized in income will fluctuate based on the year end share price. The following table sets out changes in and the number of deferred share units that executives, directors and senior operating management may redeem under the Company’s DSUP and MDSUP:

December 31, 2010
Outstanding, January 1, 2010	936,109
Granted	23,846
Redeemed	(13,757)
Cancelled	—

Outstanding, December 31, 2010	946,198

Deferred Share Units Vested, December 31, 2010	610,804

Note 10. Other Interests in Consolidated Subsidiaries and Noncontrolling Interest
Other interests in consolidated subsidiaries includes ownership interests of certain business unit presidents of the Company totaling $42.5 million (December 31, 2009 — $47.0 million). In the event a business unit president (“Minority Member”) of the Company is no longer employed by an affiliate of the Company, the Company has the right to purchase the Minority Member’s interest and the Minority Member has the right to require the Company to purchase their interest. Should such rights be exercised, the purchase price will be based on the then estimated bulk sales value of the business units’ net assets.
The following table reflects the change in the Company’s other interests in consolidated subsidiaries for the years ended December 31, 2010 and 2009:

	December 31
	2010	2009
Other interests in consolidated subsidiaries, beginning of year	$47,011	$49,839
Net loss attributable to other interests in consolidated subsidiaries	(976)	(4,316)
(Distributions to) / contributions from other interests in consolidated subsidiaries	(3,574)	1,488

Other interests in consolidated subsidiaries, end of year	$42,461	$47,011

In accordance with ASC Topic 810 “Consolidation” (formerly SFAS 160), noncontrolling interest has been classified as a component of total equity and the net loss on the consolidated statements of operations has been adjusted to include the net income / (loss) attributable to noncontrolling interest which for the year ended December 31, 2010 was income of $0.3 million (2009 — loss of $0.4 million) and other interests in consolidated subsidiaries

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
which for the year ended December 31, 2010 was loss of $1.2 million (2009 — loss of $4.3 million). The Company has recorded $1.1 million of income for the year ended December 31, 2010 relating to the forfeiture of another member’s interest in a consolidated entity, which has been included in other income / (expense).
Noncontrolling interest includes third-party investments in unconsolidated entities of $6.5 million (December 31, 2009 — $7.3 million).
Note 11. Stockholders’ Equity
(a) Preferred Stock — The Company granted rights to its common stockholders of record on April 3, 2009 to subscribe for 10,000,000 shares of 8% convertible preferred stock, par value $0.01 per share at a subscription price of $25 per share. On April 27, 2009, the stockholders of the Company fully subscribed for the 10.0 million shares of convertible preferred stock. The shares of convertible preferred stock are convertible, at the option of the stockholder, into shares of common stock, at a conversion rate of 3.571428571 shares of common stock per share of convertible preferred stock, which is equivalent to a conversion price of $7.00 per share, subject to future adjustment. Dividends on the convertible preferred stock are fully cumulative, without interest, from the date of original issuance of the convertible preferred stock and will be payable semi-annually in arrears, at the Company’s election, in cash, shares of common stock or a combination of cash and common stock. There were no preferred stock dividends in arrears for the period ended December, 31, 2010. The convertible preferred stock is perpetual and does not have a maturity date; however, beginning June 30, 2014, if the 90-day volume weighted average market price of the common stock is greater than $14 per share, the Company may, at its option, require all preferred stock to be automatically converted into common shares.
(b) Common Stock — During the year ended December 31, 2009, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 65,000,000 shares to 200,000,000 shares.
(c) Treasury Stock — The Company’s Board of Directors approved a share repurchase program that allows the Company to repurchase in aggregate up to $144.0 million of the Company’s outstanding common shares, of which the remaining amount approved for repurchases at December 31, 2010 was $48.8 million. During the years ended December 31, 2010, 2009 and 2008, the Company did not repurchase any shares. During the year ended December 31, 2010, 1,213,393 treasury shares were issued pursuant to a stock dividend paid to the preferred stockholders. This issuance of treasury stock was accounted for on an average cost basis. The difference between the amount of the $10.0 million dividend and the average cost of the treasury shares of $55.2 million issued has been charged to retained earnings.
(d) Dividends — During the year, the Company’s Board of Directors paid a stock dividend of 1,213,393 common shares utilizing treasury stock, to the preferred stockholders on June 30, 2010 and a cash dividend of $1.00 per preferred share on December 31, 2010. At December 31, 2010, $9.9 million was included in accounts payable and other liabilities relating to the cash dividend. No dividends were paid during the year ended December 31, 2010 relating to the common shares outstanding.
(e) Exercise of Stock Options — During the year ended December 31, 2010, certain employees exercised options to purchase a total of 38,000 shares of the Company’s common stock at an average price of $2.46 per share. During the year ended December 31, 2009, an employee exercised options to purchase a total of 25,000 shares of the common stock at an average price of $2.65 per share.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
Note 12. Loss Per Share
Basic and diluted loss per share attributable to Brookfield Homes Corporations’ common stockholders for the years ended December 31, 2010, 2009 and 2008 were calculated as follows:

	Years Ended December 31
	2010	2009	2008
Numerator:
Net income / (loss) attributable to Brookfield Homes Corporation	$4,427	$(27,709)	$(115,615)
Less: Preferred stock dividends	(19,995)	(13,500)	—

Net loss attributable to common stockholders	$(15,568)	$(41,209)	$(115,615)

Denominator:
Basic average common shares outstanding	29,087	26,838	26,688
Dilutive effect of stock options assumed to be exercised	—	—	—
Dilutive effect of preferred stock assumed to be converted	—	—	—

Diluted average shares outstanding	29,087	26,838	26,688

Basic loss per share	$(0.54)	$(1.54)	$(4.33)

Diluted loss per share	$(0.54)	$(1.54)	$(4.33)

At December 31, 2010, options to purchase 2.6 million common shares were outstanding and anti-dilutive and were excluded from the computation of diluted earnings per share ( 2009 — 2.2 million; 2008 — 0.9 million). For the year ended December 31, 2010 and 2009, approximately 10.0 million preferred shares convertible into 35.7 million common shares were outstanding and anti-dilutive and were excluded from the computation of diluted earnings per share.
Note 13. Commitments, Contingent Liabilities and Other
(a) The Company, in the normal course of its business, has issued performance bonds and letters of credit pursuant to various facilities which at December 31, 2010, amounted to $140.1 million (December 31, 2009 — $120.7 million, 2008 — $148.3 million) and $6.5 million (December 31, 2009 — $8.5 million, 2008 — $11.6 million), respectively. The majority of these commitments have been issued to municipal authorities as part of the obligations of the Company in connection with the land servicing requirements.
(b) The Company is party to various legal actions arising in the ordinary course of business. In addition, the Company is party to a lawsuit that has been filed in Delaware, Chancery Court, alleging breach of fiduciary duties relating to a potential transaction (see Note 16). Management intends to vigorously defend these claims and believes the claims are without merit. An estimate of the possible loss or range of loss cannot be made. Management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
(c) When selling a home, the Company’s subsidiaries provide customers with a limited warranty. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. In addition, the Company has insurance in place where its subsidiaries are subject to the respective warranty statutes in the state where the Company conducts business which range up to ten years for latent construction defects. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table reflects the changes in the Company’s warranty liability for the years ended December 31, 2010 and 2009:

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)

	2010	2009
Balance, at beginning of year	$13,126	$13,123
Payments made during the year	(1,765)	(2,459)
Warranties issued during the year	1,705	2,491
Adjustments relating to pre-existing warranties	(2,537)	(29)

Balance, at end of year	$10,529	$13,126

(d) The Company leases certain facilities under non-cancelable operating leases. Rental expense incurred by the Company amounted to $2.3 million for 2010 (2009 — $2.5 million; 2008 — $3.6 million). At December 31, 2010, future minimum rent payments under these operating leases were as follows:

Lease
Payments
2011	$1,851
2012	$1,762
2013	$1,070
2014	$558
Thereafter	$222
(e) The Company is exposed to financial risk that arises from the fluctuations in interest rates. The interest bearing assets and liabilities of the Company are mainly at floating rates and, accordingly, their fair values approximate cost. The Company would be negatively impacted, on balance, if interest rates were to increase. From time to time, the Company enters into interest rate swap contracts. As at December 31, 2010, the Company had five interest rate swap contracts outstanding which effectively fixed $150.0 million at an average rate of 4.9%. The contracts expire between 2011 and 2017. At December 31, 2010, the fair market value of the contracts was a liability of $15.2 million (2009 —$14.2 million) and was included in accounts payable and other liabilities. Expense of $1.0 million was recognized during the year ended December 31, 2010 (2009 — income of $11.4 million; 2008 — expense of $19.4 million) and was included in other income / (expense). All interest rate swaps are recorded at fair market value and are presented in the consolidated statements of operations because hedge accounting has not been applied. See Note 14 for additional disclosure.
(f) The Company is exposed to financial risk that arises from fluctuations in its common stock price. To hedge against future deferred share unit payments, in August 2009, the Company entered into a total return swap transaction at an average cost of $7.31 per share on 1,022,987 shares, which matured in August 2010. In August 2010, the Company entered into a new total return swap transaction at an average cost of $7.18 per share on 1,022,987 shares, maturing in August 2011. At December 31, 2010, the fair market value of the total return swap was an asset of $2.2 million and was included in accounts receivable and other assets (December 31, 2009 — asset of $0.7 million). Income of $1.4 million was recognized during the year ended December 31, 2010 (2009 — income of $3.9 million; 2008 — expense of $11.3 million) and was included in selling, general and administrative expense. This income for the year ended December 31, 2010 was partially offset by an expense of $2.3 million relating to the Company’s stock-based compensation plans (2009 — expense of $3.9 million; 2008 — income of $7.1 million). The total return swap is recorded at fair market value and is recorded through the consolidated statements of operations because hedge accounting has not been applied. See Note 14 for additional disclosure.
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
The Company’s financial assets are measured at fair value on a recurring basis and are as follows:

Fair Value Measurements
Using Significant
Observable Inputs (Level 2)
Interest rate swap contracts at December 31, 2010	$(15,206)

The fair value measurements for the interest rate swap contracts are determined based on notional amounts, terms to maturity, and the USD LIBOR rates. The LIBOR rates vary depending on the term to maturity and the conditions set out in the underlying swap agreements.

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Equity swap contract at December 31, 2010	$2,238

The fair value measurement for the equity swap contract is determined based on the notional amount, stock price, the number of underlying shares and the three month USD LIBOR rate. The Company performed a sensitivity analysis of the estimated fair value and the impact to the consolidated financial statements using alternative reasonably likely assumptions on December 31, 2010 and the impact to the consolidated financial statements was nominal.
The fair value measurements for housing and land inventory were determined by comparing the carrying amount of an asset to its expected future cash flows. To arrive at the estimated fair value of housing and land inventory deemed to be impaired during the year ended December 31, 2010, the Company estimated the cash flow for the life of each project. Specifically, project by project, the Company evaluated the margins on home sales that have been closed, margins on sales contracts which are in backlog, estimated margins with regard to future home sales over the life of the projects, as well as estimated margins with respect to future land sales. The Company evaluated and continues to evaluate projects where inventory is turning over more slowly than expected or whose average sales price and margins are declining and are expected to continue to decline. These projections take into account the specific business plans for each project and management’s best estimate of the most probable set of economic conditions anticipated to prevail in the market area. Such projections generally assume current home selling prices, with cost estimates and sales rates for short-term projects consistent with recent sales activity. For longer-term projects, planned sales rates for 2011 and 2012 assume recent sales activity and normalized sales rates beyond 2012. If the future undiscounted cash flows are less than the carrying amount, the asset is considered to be impaired and is then written down to fair value less estimated selling costs.
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
The Company has reviewed all of its projects for impairment in accordance with the provisions of ASC Topic 360 “Property, Plant and Equipment” (formerly SFAS 144) and ASC Topic 820 “Fair Value Measurements and Disclosures” (formerly SFAS 157). For the year ended December 31, 2010, no impairment charges have been recognized. For the year ended December 31, 2009, housing and land inventory on four projects with a carrying amount of $36.3 million were written down to their fair value of $25.1 million based on Level 3 inputs, resulting in an impairment charge of $11.2 million, which was included in impairment and write-off of option deposits. For the year ended December 31, 2008, housing and land inventory on 14 projects with a carrying amount of $407.5 million

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
was written down to a fair value of $310.1 million based on Level 3 inputs, resulting in an impairment charge of $97.4 million, which was included in impairment and write-off of option deposits. The lots impaired represent all of the lots within a project that is determined to be impaired.
Note 15. Segment Information
As defined in ASC Topic 280, “Segmented Reporting,” the Company has five operating segments. The Company has four reportable segments: Northern California, Southland / Los Angeles, San Diego / Riverside, and the Washington D.C. Area.
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

	Years ended December 31
	2010	2009	2008
Revenues:
Northern California	$71,570	$102,264	$128,878
Southland / Los Angeles	86,554	79,125	93,828
San Diego / Riverside	81,014	89,502	86,745
Washington D.C. Area	96,208	93,558	135,416
Corporate and Other	3,520	11,531	4,136

Total Revenues	$338,866	$375,980	$449,003

	Years ended December 31
	2010	2009	2008
Segment Income/ (Loss) before income taxes:
Northern California	$6,299	$(6,475)	$(29,213)
Southland / Los Angeles	8,406	(4,926)	(18,923)
San Diego / Riverside	3,189	(22,339)	(87,571)
Washington D.C. Area	7,920	(11,722)	(33,147)
Corporate and Other	(18,657)	(7,134)	(35,244)

Income / (loss) before Income Taxes	$7,157	$(52,596)	$(204,098)

	December 31
	2010	2009
Housing and Land Assets: (1)
Northern California	$206,994	$201,164
Southland / Los Angeles	127,682	122,504
San Diego / Riverside	313,706	336,458
Washington D.C. Area	234,255	226,768
Corporate and Other	43,141	40,846

Total	$925,778	$927,740

(1)	Consists of housing and land inventory including investments in unconsolidated entities.

BROOKFIELD HOMES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands of U.S. dollars except share and per share amounts)
The following tables set forth additional financial information relating to the Company’s reportable segments:

	Years Ended December 31
	2010	2009	2008
Equity / (Loss) in Earnings from Unconsolidated Entities:
Northern California	$1,371	$2,382	$—
San Diego / Riverside	(1)	—	1,974
Washington D.C. Area	(604)	(317)	14
Corporate and Other	(958)	(734)	1,314

Total	$(192)	$1,331	$3,302

Impairment of Housing and Land Inventory:
Northern California	$—	$—	$21,172
Southland / Los Angeles	—	2,600	15,695
San Diego / Riverside	—	1,195	42,498
Washington D.C. Area	—	12,900	35,759
Corporate and Other	—	7,268	—

Total	$—	$23,963	$115,124

Impairment of Investments in Unconsolidated Entities:
San Diego / Riverside	$—	$(9,243)	$(37,863)
Washington D.C. Area	—	(3,435)	—
Corporate and Other	—	(317)	—

Total	$—	$(12,995)	$(37,863)

	December 31
	2010	2009
Investments in Unconsolidated Entities:
Northern California	$—	$—
Southland / Los Angeles	64,833	48,050
San Diego / Riverside	2,050	2,694
Washington D.C. Area	46,579	34,971
Corporate and Other	10,907	6,762

Total	$124,369	$92,477

All revenues from external customers originate in the United States and all the Company’s assets are in the United States. There were no customers that contributed 10% or more of the Company’s total revenues during the years ended December 31, 2010, 2009 and 2008.
Note 16. Potential Transaction
On October 4, 2010, Brookfield Properties Corporation, Brookfield Homes Corporation and Brookfield Residential Properties Inc. (“Brookfield Residential”), a wholly-owned subsidiary of Brookfield Asset Management Inc., entered into a definitive agreement to combine Brookfield Homes and the North American residential land and housing division of Brookfield Properties into Brookfield Residential. Completion of the transaction is subject to regulatory approval in the United States and Canada, the approval of the holders of a majority of the outstanding Brookfield Homes common stock and other customary closing conditions. Brookfield beneficially owns, through Brookfield Residential, sufficient shares to approve the transaction and has agreed to vote in favor of the transaction at the Brookfield Homes stockholders meeting scheduled for March 25, 2011.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2010, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of December 31, 2010, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
It should be noted that while our management, including the CEO and CFO, believe our disclosure controls and procedures provide a reasonable level of assurance that such controls and procedures are effective, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. We have not identified any material weakness in our internal control over financial reporting.
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
The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, independent registered chartered accountants, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Stockholders of Brookfield Homes Corporation
We have audited the internal control over financial reporting of Brookfield Homes Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 17, 2011 expressed an unqualified opinion on those financial statements.

Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
February 17, 2011

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The following table provides the name, age and position of each of our current executive officers and significant employees. Ian Cockwell and Craig Laurie are expected to serve as executive officers of Brookfield Residential upon completion of the transactions contemplated by the merger and contribution agreement.

Name	Age	Position Held
Executive Officers:
Ian G. Cockwell	63	President and Chief Executive Officer
Craig J. Laurie	39	Executive Vice President and Chief Financial Officer
William B. Seith	61	Executive Vice President, Risk Management

Significant Employees:
Stephen P. Doyle	53	President, Brookfield Homes San Diego Holdings LLC (“San Diego”)
Adrian Foley	48	President, Brookfield Homes Southland Holdings LLC (“Southland”)
Robert Hubbell	53	President, Brookfield Washington LLC (“Washington D.C. Area”)
John J. Ryan	51	President, Brookfield Homes Bay Area Holdings LLC (“Bay Area”)
Richard T. Whitney	47	President, Brookfield California Land Holdings LLC (“California Land”)

Ian Cockwell was appointed President and Chief Executive Officer in October 2002 and has served in various senior executive positions with our Company since 1994.
Craig Laurie was appointed Executive Vice President and Chief Financial Officer in October 2008. Mr. Laurie, prior to becoming an employee of the Company, was employed by Brookfield Asset Management LLC, a subsidiary of Brookfield Asset Management Inc. In this capacity, Mr. Laurie served as Chief Financial Officer and Treasurer of Crystal River Capital, Inc., which was externally managed by a subsidiary of Brookfield Asset Management Inc. Mr. Laurie served as Chief Financial Officer of Crystal River from April 2007 and from June 2003 to March 2007 served as the Chief Financial Officer of Brookfield Properties Corporation, and has held various other positions with Brookfield Asset Management Inc. and associated companies. Mr. Laurie joined Brookfield Asset Management Inc. in 1997 and holds a Chartered Accountant designation.
William Seith was appointed Executive Vice President, Risk Management in October 2002 and has served in various senior executive positions with our Company since 1994.
Stephen Doyle was appointed President of our San Diego business unit in 1996.
Adrian Foley was appointed President of our Southland business unit in 2004 and has served in various senior executive positions with our Company since 1996.
Robert Hubbell was appointed President of our Washington D.C. Area business unit in 1998 and has served in various senior executive positions with our Company since 1990.
John Ryan was appointed President of our Bay Area business unit in 1995.
Richard Whitney was appointed President of California Land in 2002 and has served in various senior executive positions with our Company since 1994.

Directors
Our board of directors currently consists of the seven persons set forth below, a majority of whom are independent. Ian Cockwell, Bruce Lehman, Alan Norris, Tim Price, David Sherman, Robert Stelzl and Michael Young are all expected to serve as directors of Brookfield Residential upon completion of the transactions contemplated by the merger and contribution agreement. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

		Director
Name	Age	Since	Principal Occupation and Business Experience
Ian G. Cockwell	63	2002	Ian Cockwell was appointed President and Chief Executive Officer of our Company in October 2002.

			The Governance and Nominating Committee has concluded that Mr. Cockwell should serve as a director based upon his 30 years of real estate experience and the senior executive roles he has held for the past 17 years with our Company.

Bruce T. Lehman	58	2002	Bruce Lehman became a director in December 2002. During that period, Mr. Lehman has invested and held Principal positions with Armada, LLC and Summit Land Partners, LLC with a primary focus on residential land investments. He is presently investing for his individual account. Prior to this, Mr. Lehman was an independent consultant, providing strategic advice to clients in the homebuilding industry from 2000 to 2002. Mr. Lehman was President-Merchant Housing Division, of Catellus Residential Group, a wholly-owned subsidiary of Catellus Development Corp., a real estate development company, from 1996 until 2000. Mr. Lehman also held this position with Catellus Residential Group’s predecessor company, Akins Real Estate Group, from 1989 until 2000.

			The Governance and Nominating Committee has concluded that Mr. Lehman should serve as a director based upon his 27 years of real estate experience in residential development and homebuilding. The Committee also considered that Mr. Lehman was qualified as a Certified Public Accountant.

Alan Norris	54	2003	Alan Norris became a director in February 2003. Mr. Norris is President and Chief Executive Officer of Carma Group, a developer of master-planned communities wholly-owned by Brookfield Properties. Mr. Norris joined Carma in 1983 and assumed increasingly senior positions over the next 11 years when he was appointed to his current position.

			The Governance and Nominating Committee has concluded that Mr. Norris should serve as a director based upon his 28 years of real estate experience and the senior executive roles he has held with Carma Group, a land and housing company. The Committee also considered Mr. Norris’ possession of overall management skills and his qualifications as a Chartered Accountant.

Timothy R. Price	68	2009	Timothy Price became a director in February 2009. Mr. Price has served as Chairman of Brookfield Funds since 1996 and was also Chairman, Brookfield Financial Corporation until December 31, 2004. Mr. Price was previously a director of our Company from August 6, 2004 to October 4, 2006.

			The Governance and Nominating Committee has concluded that Mr. Price should serve as a director based upon his 32 years of merchant banking and financial services experience in senior roles. The Committee also considered that Mr. Price was qualified as a Chartered Accountant.

		Director
Name	Age	Since	Principal Occupation and Business Experience
David M. Sherman	53	2003	David Sherman became a director in February 2003. Mr. Sherman is a Co-Managing Member of Metropolitan Real Estate Equity Management, LLC, a real estate fund-of-funds manager, a position he has held since the firm’s inception in 2002. From 2002 to 2006, Mr. Sherman also served as an adjunct professor of real estate at Columbia University Graduate School of Business Administration. Mr. Sherman was the Managing Director, and head of REIT Equity Research at Salomon Smith Barney, Inc. from 1995 until 2000. Prior to this, Mr. Sherman held various positions in real estate investment banking and finance.

			The Governance and Nominating Committee has concluded that Mr. Sherman should serve as a director based upon his 29 years of real estate, investment banking and finance experience, including eight years as a Co-Managing Member of a real estate fund-of-funds manager.

Robert L. Stelzl	65	2002	Robert Stelzl became a director in December 2002 and has served as Chairman since May 2007. Mr. Stelzl is President of Rivas Capital, a private real estate investor and fund manager. Mr. Stelzl is retired from Colony Capital LLC, a global real estate private equity investor, where he was a Principal since 1995. Mr. Stelzl is currently a director of Brookfield Properties.

			The Governance and Nominating Committee has concluded that Mr. Stelzl should serve as a director based upon his 36 years of real estate experience, including 14 years as a principal with the global real estate investment fund, Colony Capital, LLC, together with his experience in real estate finance, reporting, investment analysis and general management.

Michael D. Young	66	2007	Michael Young became a director in February 2007. Mr. Young is President of Quadrant Capital Partners, Inc., a private equity firm with offices in Dallas and Toronto. Mr. Young served as Managing Director of CIBC World Markets Inc., a financial services firm, from 1994 until 2003. Mr. Young has been a trustee of Calloway Real Estate Investment Trust since 2003.

			The Governance and Nominating Committee has concluded that Mr. Young should serve as a director based upon his 31 years of capital markets and private equity experience. The Committee also considered Mr. Young’s skills in valuation, organization building and compensation arrangements.

Audit Committee
We have a separately designated Audit Committee established in accordance with the Exchange Act. The Audit Committee is appointed by the board of directors to assist it in monitoring: (1) the integrity of our financial statements, including audits thereof; (2) our accounting and financial reporting processes and system of internal controls and procedures for financial reporting and accounting compliance; (3) the independent auditor’s qualifications and independence; (4) the performance of our internal audit function and independent auditors; (5) our compliance with legal and regulatory requirements; (6) our relationship with the independent auditors; and (7) our principal financial risks and the processes employed to manage such risks. The Audit Committee of the board for the year ended December 31, 2010 was comprised of three directors: Robert A. Ferchat (Chairman), Bruce T. Lehman and Robert L. Stelzl. Each current member of the Audit Committee has been determined by the board to be “independent” and “financially literate” within the meaning of the NYSE Rules and SEC Rules. The board has determined that Mr. Lehman is an “audit committee financial expert” within the meaning of such rules. The Audit Committee met four times during the 2010 fiscal year.
Code of Business Conduct and Ethics
We have adopted a code of ethics that applies to our employees, officers and directors, including our principal executive officer and principal financial and accounting officer. The code of ethics is available on our website at www.brookfieldhomes.com and is available in print to any shareholder who requests it. Any amendments to, or waivers from, our code of ethics, as they relate to any executive officer or director, including our principal executive officer and principal financial and accounting officer must be approved by the board of directors or a committee thereof and be promptly disclosed to shareholders. We plan to disclose such waivers and amendments on our website, as well as to comply with other applicable requirements.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, certain of our officers, and persons who own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10 percent stockholders are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us, we believe that all filing requirements applicable to our officers, directors and greater than 10 percent beneficial owners were complied with during the year ended December 31, 2010.
Item 11. Executive Compensation
Introductory Note
On October 4, 2010, Brookfield Properties Corporation, Brookfield Homes Corporation and Brookfield Residential Properties Inc. (“Brookfield Residential”), a wholly-owned subsidiary of Brookfield Asset Management Inc., entered into a definitive agreement to combine Brookfield Homes and the North American residential land and housing division of Brookfield Properties into Brookfield Residential. Completion of the transaction is subject to regulatory approval in the United States and Canada, the approval of the holders of a majority of the outstanding Brookfield Homes common stock and other customary closing conditions. Brookfield beneficially owns, through Brookfield Residential, sufficient shares to approve the transaction and has agreed to vote in favor of the transaction at the Brookfield Homes stockholders meeting scheduled for March 25, 2011. The transaction does not constitute a change of control pursuant to any of our compensation arrangements.
Compensation Discussion and Analysis
Overview
Our Compensation Discussion and Analysis explains the material elements of our Company’s compensation arrangements for our Chief Executive Officer, Chief Financial Officer and other named executive officer. It should be read in connection with the Summary Compensation Table and related tables and narrative disclosures under “Executive Compensation” below.

Our Compensation Discussion and Analysis addresses the following topics relating to the compensation of our named executive officers:
•	an overview of the compensation objectives and related policies;

•	the compensation-setting process;

•	each element of compensation and how the amounts payable under each element are determined; and

•	the compensation decisions and analysis for fiscal 2010.
Executive Summary
The Management Resources and Compensation Committee (the “Compensation Committee” or “Committee”) of the board of directors of Brookfield Homes is responsible for discharging the board’s responsibilities relating to the compensation of our named executive officers.
Our Company’s objective in setting compensation is to create stockholder value over the long term, represented by the total return on our common stockholders’ equity. Accordingly, the compensation policies for our named executive officers are designed to align their interests with those of our stockholders by providing an overall competitive compensation package with a higher proportion of total compensation derived from the opportunity to participate in the long-term ownership participation plans. The principal elements of executive compensation for 2010 were:
•	short-term compensation (base salary and annual bonus award); and

•	direct and indirect long-term ownership participation (stock options and deferred share units).
We consider that the total compensation for our named executive officers in respect of the 2010 fiscal year is focused on aligning their interests with those of our stockholders, and is consistent with our Company’s overall compensation objectives and the specific policies that are outlined in our Compensation Discussion and Analysis that follow.
Management Resources and Compensation Committee
The Compensation Committee is appointed by the board of directors to assist the board in carrying out its responsibilities by reviewing management resources and compensation matters and making recommendations to the board as appropriate. In particular, the Compensation Committee is responsible for discharging the Board’s responsibilities relating to compensation of the Company’s named executive officers, including responsibility to:
•	review the adequacy and form of, and approve the compensation of the Company’s Chief Executive Officer, Chief Financial Officer and any other named executive officer;

•	review and make recommendations to the board with respect to the Company’s stock option and deferred share unit plans, and approve any proposed awards under such plans;

•	ensure that all equity-compensation plans and material revisions to such plans are approved by the Company’s stockholders;

•	review and make recommendations to the board with respect to any change to the Company’s compensation plans involving a material annual change in cost to the Company;

•	review corporate goals and objectives relevant to the compensation of the Chief Executive Officer of the Company; and

•	evaluate the performance of the Chief Executive Officer in light of such goals and objectives.
The Compensation Committee upon majority approval of its members, may delegate its duties and responsibilities to sub-committees of the Committee. No such authority has been delegated. The Compensation Committee is comprised of the following three directors: Bruce T. Lehman (Chairman), David M. Sherman and Michael D. Young. Each member of the Compensation Committee has been determined by the board to be independent within the meaning of the NYSE Rules. The Compensation Committee met three times during the 2010 fiscal year.
Compensation Objectives and Policies
Overview
Our Company’s objective in setting compensation is to create stockholder value over the long term, represented by the total return on our common stockholders’ equity. We also consider the performance of the named executive officers collectively in meeting corporate performance objectives, the relative roles and responsibilities of each named executive officer as compared to the other named executive officers and the performance of our Company relative to the industry. A specific objective of our Company is to attract and retain highly qualified and motivated individuals and to encourage a strong team approach.
Compensation Policies
In order to achieve our compensation objectives, we believe that:
•	short-term cash compensation (base salaries and annual bonus awards) for the named executive officers should be set below the median level of total cash compensation for comparable companies within the homebuilding industry, in return for the opportunity to participate in the total return on our common stockholders’ equity over the long term. For the named executive officers, this results in direct and indirect long-term ownership participation (stock options and deferred share units) being targeted at the upper quartile level for comparable companies within the homebuilding industry;

•	in order to foster a team-based approach, which we believe is fundamental to meeting our objective of maximizing the total return on our common stockholders’ equity over the long term, the difference between the base salaries and annual bonus awards of the Chief Executive Officer and the other named executive officers is significantly less than in comparable companies; and

•	compensation arrangements for the named executive officers are related to the achievement of our Company’s corporate performance objectives reviewed by the Compensation Committee at the beginning of each fiscal year. Our pay-for-performance philosophy is reflected in our compensation practices, which link a portion of executive compensation to the achievement of short-term and long-term objectives. In furthering our Company’s pay-for-performance objectives:
•	a significant portion of compensation for the named executive officers is contingent on, and variable with, the total return on our common stockholders’ equity;

•	compensation of the named executive officers is at the discretion of the Compensation Committee; and

•	there are no employment, severance or change-in-control agreements with any of the named executive officers except for a stock option plan that provides for accelerated vesting on a change-in-control for all participants in the plan. An estimate of the compensation that would have been payable had such change-in-control provision been triggered as of the fiscal year-end are detailed under “Executive Compensation — Potential Payments upon Termination or a Change-in-Control.”
Benchmarking
In furtherance of the compensation objectives outlined above, we compare our compensation levels with those of other public companies within the homebuilding industry. This benchmarking is done with respect to each of the key elements of compensation (base salary, annual bonus and direct and indirect long-term ownership participation), as well as the compensation of individual named executive officers where job descriptions are sufficiently similar. As outlined in our compensation objectives, base salary and annual bonus awards are targeted below the median level of total cash compensation for comparable companies within the homebuilding industry in return for an opportunity to participate in our Company’s long-term ownership participation plans at the upper quartile level for these companies.
The group of comparable companies used for fiscal 2010 was comprised of the following seven publicly traded homebuilding companies:

Beazer Homes USA	MI Homes
Hovnanian Enterprises	Standard Pacific
Lennar Corporation	Toll Brothers
Meritage Homes
Individual Compensation Summaries — Total Compensation
To assist it in its review of executive compensation decisions, the Compensation Committee reviews for each named executive officer a compensation summary (or “tally sheet”), that sets forth the total dollar value of the named executive officer’s annual compensation, including base salary, annual bonus award, long-term ownership participation (stock option and deferred share unit grants) and any other compensation. The Committee uses tally sheets to estimate total annual compensation to the named executive officers and to utilize in its benchmarking exercise. While the Committee considers from time-to-time compensation previously paid to the named executive officers, the primary focus of the Committee’s compensation actions is on motivating the future performance of the named executive officers.
The Compensation Process
Compensation decisions are made in the first quarter of the fiscal year, at the time of the approval of the previous year’s financial statements. At this first quarter Compensation Committee meeting, the performance of the named executive officers for the previous fiscal year is evaluated and annual bonus, stock option and deferred share unit awards are granted with respect to performance during that year. Also at this meeting, base salaries are set for the upcoming fiscal year. Compensation decisions are approved by the Compensation Committee in an executive session, without management present.
Management’s Role in the Compensation Process
The Chief Executive Officer and the Chief Financial Officer play a role in the compensation review process. The most significant aspects of their roles are:
•	recommending base salary levels, annual bonus awards and long-term ownership participation levels for executive officers (other than for themselves) and senior operating management; and

•	outlining performance and progress in meeting corporate objectives.
The Chief Executive Officer and Chief Financial Officer prepare meeting information for each Compensation Committee meeting and are expected to be available to attend meetings or portions thereof upon request of the Committee to answer questions arising out of the materials presented.
Compensation Committee Advisors
The Compensation Committee Charter grants the Committee the sole authority to retain and terminate any consultant to be used to assist in the evaluation of named executive officer compensation, including sole authority to approve any consultant’s fees and other retention terms. The Compensation Committee did not retain an advisor with respect to the compensation arrangements of our named executive officers in 2010, 2009 or 2008.
Elements of Compensation
The compensation arrangements for our named executive officers are focused on aligning their interests with those of our stockholders and are comprised of two components:
•	short-term compensation (base salary and annual bonus award); and

•	direct and indirect long-term ownership participation (stock options and deferred share units).
For Craig Laurie, who was appointed Chief Financial Officer on November 28, 2008, no base salary or annual bonus was paid by our Company in 2009 or 2008. Details of the Management Services Agreement effective February 2, 2009, relating to the employment of Mr. Laurie as our Chief Financial Officer during this period are provided under the heading “Other 2010 and 2011 Compensation Matters” below. This agreement was terminated effective December 31, 2009.
(i) Short-Term Compensation
Short-term compensation arrangements for the named executive officers consist of a base salary and an annual bonus award. Base salaries are intended to provide the executive with a base level of annual income that is not contingent on Brookfield Homes’ performance. Annual bonus awards are intended to compensate the named executive officers for annual performance as described below. Base salary and annual bonus award recommendations are submitted to the Compensation Committee for its consideration by the Chief Executive Officer (other than for himself) in the first quarter of the fiscal year, at the time of the approval of the previous year’s financial statements. Base salary and annual bonus awards are approved by the Compensation Committee in an executive session without management present.
We believe that: base salaries and annual bonus awards for the named executive officers should be set below the median level for comparable companies within the homebuilding industry, in return for the opportunity for these individuals to participate at the upper quartile level in the long-term ownership participation plans; and in order to foster a team-based approach, which we believe is fundamental to meeting our long-term objectives, the difference between the base salaries and annual bonus awards of the Chief Executive Officer and the other named executive officers is less than in these comparable companies.

Base salaries are reviewed annually to ensure that they reflect the relative contribution of each individual and the principles set forth above. The determination of relative contribution is a subjective evaluation based on an individual’s contribution to creating stockholder value, experience and level of responsibility. No quantitative relative weights are assigned to these factors when setting base salaries.
Bonus awards are reviewed annually and generally range between 50% and 100% of base salary, determined primarily on the named executive officer’s performance in meeting our corporate performance objectives (outlined below under “2010 and 2011 Short-Term Compensation Decisions and Analysis”), our performance relative to the industry and the principles set forth above. The performance of our Company is measured by the achievement of financial and other objectives reviewed at the beginning of the fiscal year. No quantitative relative weights are assigned to these factors when setting annual bonus awards.
In order to further our Company’s overall compensation objective of aligning the interests of our named executive officers with those of our stockholders, the Chief Executive Officer and Chief Financial Officer may elect to receive all or a portion of their annual bonus award, if any, in deferred share units of our Company, as described below under “Long-Term Ownership Participation.”
2010 and 2011 Short-Term Compensation Decisions and Analysis
The following table details base salaries and annual bonus awards for our named executive officers for the 2010, 2009 and 2008 fiscal years, together with the median base salaries and annual bonus awards earned by executives holding similar positions at companies in the benchmarked group. Base salaries for fiscal 2011 and annual bonus awards for fiscal 2010 were set in the first quarter of 2011.

					Median Base Salary
					and Bonus –
	2010 Base Salary	2009 Base Salary	2008 Base Salary		Benchmarked
Name	and Bonus	and Bonus	and Bonus		Companies

Ian G. Cockwell	$715,000	$490,000	$350,000	(2)	$1,170,000
Craig J. Laurie (1)	$560,000	—	—		$700,000
William B. Seith	$265,000	$250,000	$210,000	(2)	$700,000

(1)	Craig Laurie was appointed Chief Financial Officer effective November 28, 2008. Mr. Laurie received no base salary or annual bonus from our Company or any of our subsidiaries in 2009 or 2008. Details of the Management Services Agreement relating to the employment of Mr. Laurie as our Chief Financial Officer during this period are provided under the heading “Other 2010 and 2011 Compensation Matters” below. This agreement was terminated effective December 31, 2009.

(2)	Messrs. Cockwell and Seith received no annual bonus for fiscal 2008.
In setting base salaries and annual bonus awards for fiscal 2010, the Compensation Committee considered in particular, the following:
•	in 2010, we generated net cash from operating activities of $89 million, acquired 946 lots in strategic market areas, completed entitlements for 671 lots, and ended the year with a net debt to capitalization ratio of 39%;

•	the base salaries and annual bonus awards of between $265,000 and $715,000 for the named executive officers were below the median base salaries and annual bonus awards earned by executives holding similar positions at comparable companies within the homebuilding industry;

•	the difference between the base salary and annual bonus awards of the Chief Executive Officer and the other named executive officers was lower than the difference for comparable companies, fostering a team-based approach which we believe is fundamental to meeting our long-term objectives; and

•	the contribution, experience and level of responsibility of each individual.
In addition, the bonus award for each named executive officer took into account the relative contribution of each individual in meeting our corporate performance objectives outlined above. The determination of relative contribution was a subjective evaluation based on the individual’s experience and level of responsibility. For 2010, this resulted in bonus awards for the named executives ranging between 23% and 79% of base salary.
(ii) Long-Term Ownership Participation
Long-term ownership participation plans for the named executive officers consist of (1) a stock option plan, and (2) a deferred share unit plan. The purpose of these plans is to align the interests of the named executive officers with our stockholders and to motivate them to maximize the total return on our stockholders’ equity over the long term. Long-term ownership participation is targeted at the upper quartile level for comparable companies within the homebuilding industry for named executive officers with greater responsibility and ability to influence the achievement of our corporate performance objectives.
Stock options and deferred share units are used as long-term incentives because:
•	they align the interests of the named executive officers with those of our stockholders, foster stock ownership, are performance-based and focus the executives on maximizing the total return on our stockholders’ equity; and

•	the minimum five-year period for vesting encourages retention of the named executive officers.

Stock Options

Stock options are granted to the named executive officers by the Compensation Committee generally once a year, upon the approval of the year end financial statements (see “Other Compensation Policies — Timing of Stock Option and Deferred Share Unit Grants” below for details). The number of options granted to the named executive officers is discretionary, based upon the effective capital made available to an individual, a subjective evaluation of the named executive officer’s performance with regard to our Company’s corporate performance objectives and our performance relative to the industry and to motivate them to maximize the total return on our stockholders’ equity over the long term. No quantitative relative weights are assigned to these factors when setting option awards.

All stock options granted under the stock option plan incorporate the following material terms:
•	the exercise price of the option is not less than the closing market price on the NYSE of a share of our common stock on the date of grant;

•	options vest a maximum of 20% per year over a five-year period beginning with the date of grant; and

•	options are not exercisable later than 10 years after the date of grant.
Deferred Share Units

Our deferred share unit plan provides that the Chief Executive Officer and Chief Financial Officer may, at their option, receive up to 100% of their annual bonus award, if any, in the form of deferred share units (“DSUs” or “units”). The annual bonus award is converted to units based on the closing price of a share of our common stock on the NYSE on the date of the award. The portion of the annual bonus award elected to be received in units by the executive may be increased by the Compensation Committee by a factor of up to two times for purposes of calculating the number of units to be allocated under the plan. The deferred share unit plan also permits the Compensation Committee to award deferred share units to any of our Company’s executives in order to further align the recipients interests with those of our stockholders. An executive who holds units will receive additional units as dividends are paid on shares of our Company’s common stock, on the same basis as if the dividends were reinvested. In 2010, the named executive officers did not receive any additional units under this feature. The units vest 20% per year over a five-year period beginning with the date of grant and are only redeemable upon retirement, resignation, termination or death.
Our stock option and deferred share unit plans are described in more detail under “Executive Compensation — Narrative Disclosure to Summary Compensation and Plan-Based Awards Tables” below.
2010 and 2011 Long-Term Ownership Participation Decisions and Analysis
Stock option awards for fiscal 2010 were granted in the first quarter of 2011 based on the Compensation Committee’s consideration of our Company’s overall compensation objectives. For fiscal 2010, 265,000 options were granted to three named executive officers (representing approximately 58% of all stock options granted to our Company’s employees). The stock options were awarded on a discretionary basis reflecting the effective capital made available to the individual, a subjective evaluation of the named executive officer’s performance with regard to our Company’s corporate performance objectives, the performance of our Company in 2010 relative to the industry and to motivate them to maximize the total return on our stockholders’ equity over the long term. No quantitative relative weights were assigned to these factors when setting option awards. The subjective evaluation of each named executive’s performance took into account the relative contribution of each individual in meeting our corporate performance objectives outlined above. The determination of relative contribution was a subjective evaluation based on the individual’s experience and level of responsibility.
The following table details the grant date fair value of the stock option and deferred share unit awards granted to our named executive officers in 2011 for fiscal 2010, granted in 2010 for fiscal 2009, granted in 2009 for fiscal 2008, and granted in 2008 for fiscal 2007 together with the median value of long-term participation awards granted to executives holding similar positions at companies in the benchmarked group:

					Medium Long-Term
		Long-Term Ownership			Incentive Awards –
	Participation Grants (Year Granted)				Benchmarked
Name	2011 (1)	2010 (2)	2009 (3)	2008 (4)	Companies

Ian G. Cockwell	$1,944,180	$—	$1,620,000	$701,959	$2,651,200
Craig J. Laurie	$1,241,280	$1,708,140	—	—	$739,760
William B. Seith	$448,490	$300,000	$238,750	$555,379	$580,429

(1)	Represents grant date fair value of stock option and deferred share unit awards granted February 16, 2011 relating to fiscal 2010, as follows: Ian Cockwell — 126,000 stock options and 42,857 deferred share units; Craig Laurie — 96,000 stock options and 16,327 deferred share units; and William Seith — 43,000 stock options.

(2)	Represents grant date fair value of stock option awards granted February 9, 2010 relating to fiscal 2009, as follows: William Seith — 60,000 stock options; and grant date fair value of stock option awards granted October 4, 2010 as follows: Craig Laurie — 294,000 stock options.

(3)	Represents grant date fair value of stock option awards granted February 2, 2009 relating to fiscal 2008, as follows: Ian Cockwell — 1,000,000 stock options; and William Seith — 125,000 stock options.

(4)	Represents grant date fair value of stock option and deferred share unit awards granted February 1, 2008 relating to fiscal 2007, as follows: Ian Cockwell — 65,000 stock options and 22,012 deferred share units; and William Seith — 20,000 stock options and 25,000 deferred share units.
The exercise price for each of the option grants was not lower than the closing price of a share of our common stock on the NYSE on the date the Compensation Committee approved the grant, and each of the options granted vests over five years, with the exception of the February 2, 2009 grant to Mr. Cockwell, which in order to encourage his retention, will vest in its entirety on February 2, 2014.
Other 2010 and 2011 Compensation Matters
Craig Laurie was appointed as our Chief Financial Officer effective November 28, 2008. Effective February 2, 2009, we entered into a Management Services Agreement with an affiliate of our largest stockholder, Brookfield Asset Management, relating to the employment of Mr. Laurie, the material terms of which are summarized below.
Effective February 2, 2009 through December 31, 2009, we paid directly to the Brookfield affiliate a quarterly service fee of $80,000 with respect to Mr. Laurie’s employment as our Chief Financial Officer. Commencing with the fiscal year ending December 31, 2009, Mr. Laurie had the opportunity to participate in our Company’s long-term ownership participation plans. Mr. Laurie was also entitled to receive from us reimbursement for travel related and out-of-pocket expenses incurred in connection with his services to our Company. Mr. Laurie was not eligible to participate in our benefits and 401(k) plan.
This agreement was terminated effected December 31, 2009 and Mr. Laurie is currently eligible to participate in the compensation arrangements available to our named executive officers, consisting of a base salary of $320,000 for the 2010 fiscal year, discretionary annual cash bonus award, the opportunity to participate in our Company’s long-term ownership participation plans and participation in our benefits and 401(k) plan.
Other Compensation Policies
Share Ownership Policy
In order to promote equity ownership and further align the interests of our Chief Executive Officer and Chief Financial Officer with the interests of our stockholders, we have adopted share ownership guidelines for these individuals. Under these guidelines, the Chief Executive Officer and Chief Financial Officer are expected to hold an investment equal to five times their base salary, based on the market value of the shares or deferred share units held, to be attained over a three-year period from being appointed to such position. The Chief Executive Officer’s shareholdings are currently in excess of these investment guidelines and our Chief Financial Officer has until November 28, 2011 to attain the required level of ownership.
We prohibit the named executive officers from engaging in options, puts, calls or other transactions that are intended to hedge against the economic risk of owning our stock, unless disclosed to the Compensation Committee prior to a transaction.

Timing of Stock Option and Deferred Share Unit Grants
We have established a policy and procedure on stock option and deferred share unit grants that includes the following provisions governing the timing of such grants:
•	The Compensation Committee generally determines and approves its annual award of stock options and deferred share units (whether to the named executive officers or other employees) at a Committee meeting held during the first quarter of the fiscal year at the time of the approval of the year end financial statements;

•	The grant date of stock options or deferred share units is always the date of the approval of the grants;

•	Management has no control over selecting the grant date;

•	Pursuant to the stock option plan, the exercise price of the stock options is not lower than the closing price on the NYSE of the underlying common stock on the grant date;

•	Pursuant to the deferred share unit plan, deferred share unit grants are calculated using the closing price on the NYSE of a share of our common stock on the grant date;

•	Stock option and deferred share unit awards are promptly reported on Form 4 with the Securities and Exchange Commission for all named executive officers and directors.
The timing of the annual stock option grants and deferred share unit awards is concurrent with our earnings release for the fiscal year. As a result, the Committee may be in possession of material non-public information on the grant date. However, as the approval and grant date of annual stock option grants is always the date of our earnings release for the fiscal year, neither we, nor the Compensation Committee is in a position to time these grants or the annual earnings release in order to impact the value of executive compensation either positively or negatively.
Tax Deductibility of Compensation
We consider the deductibility for tax purposes of all material elements of our compensation arrangements. Compensation plans are reviewed in light of applicable tax provisions, including Section 162(m) of the Internal Revenue Code of 1986, as amended, which generally disallows a tax deduction to public companies for non-qualifying compensation in excess of $1.0 million paid to any such persons in any fiscal year.
Compensation Committee Interlocks and Insider Participation
Bruce T. Lehman, David M. Sherman and Michael D. Young served as members of the Management Resources and Compensation Committee in respect of the 2010 fiscal year, none of whom has served Brookfield Homes in any capacity other than as a member of the board or a member of a committee thereof. There are no other relationships requiring disclosure under this item.
COMPENSATION COMMITTEE REPORT
The Management Resources and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on this review and discussion has recommended to the board of directors that the Compensation Discussion and Analysis be included in Brookfield Homes Corporation’s annual report on Form 10-K.
MANAGEMENT RESOURCES & COMPENSATION COMMITTEE
BRUCE T. LEHMAN
DAVID M. SHERMAN
MICHAEL D. YOUNG

Executive Compensation
SUMMARY COMPENSATION TABLE
The following table details the compensation of our Chief Executive Officer, Chief Financial Officer and our other named executive officer for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008:

								Change in
								Pension Value
								and
							Non-Equity	Nonqualified
					Stock		Incentive	Deferred	All Other
Name and Principal					Awards	Option	Plan	Compensation	Compensation
Position	Year	Salary ($)	Bonus ($)		(DSUs) ($)(4)	Awards ($)(4)	Compensation ($)	Earnings ($)	($)(5)	Total ($)

Ian G. Cockwell	2010	$400,000	$630,000	(1)	—	—	—	—	$21,463	$1,051,463
President & Chief	2009	$350,000	$140,000		—	$1,620,000	—	—	$19,545	$2,129,545
Executive Officer	2008	$350,000	—		—	$351,959	—	—	$102,402	$804,361

Craig J. Laurie (3)	2010	$320,000	$360,000	(2)	—	$1,708,140	—	—	$11,515	$2,399,655
Executive Vice	2009	—	—		—	—	—	—	—	—
President & Chief	2008	—	—		—	—	—	—	—	—
Financial Officer

William B. Seith	2010	$215,000	$50,000		—	$300,000	—	—	$10,525	$575,525
Executive Vice	2009	$210,000	$40,000		—	$238,750	—	—	$10,545	$499,295
President, Risk Management	2008	$210,000	—		$397,500	$157,879	—	—	$14,053	$779,432

(1)	Mr. Cockwell elected on February 16, 2011 to receive 100% of his annual bonus award for the 2010 fiscal year of $315,000 in deferred share units, increasing his deferred share units by 42,857. Pursuant to the deferred share unit plan, amounts elected to be received in units were increased by a factor of two times for purposes of calculating the number of units allocated. The grant date fair value of this award was $630,000.

(2)	Mr. Laurie elected on February 16, 2011 to receive 50% of his annual bonus awarded for the 2010 fiscal year of $240,000 in deferred share units, increasing his deferred share units by 16,327. Pursuant to the deferred share unit plan, amounts elected to be received in units were increased by a factor of two times for purposes of calculating the number of units allocated. The grant date fair value of this award was $240,000.

(3)	Mr. Laurie was appointed Chief Financial Officer effective November 28, 2008. We entered into a Management Services Agreement effective February 2, 2009 relating to the employment of Mr. Laurie as our Chief Financial Officer. This agreement was terminated effective December 31, 2009. Further information regarding these arrangements is provided in the Compensation Discussion and Analysis under the heading “Other 2010 and 2011 Compensation Matters.”

(4)	Dollar amounts in the Stock Awards and Option Awards columns for 2010, 2009 and 2008 reflect the aggregate grant date fair value of awards made during the respective fiscal year computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. For a discussion of the assumptions made in the valuations, refer to Note 9 to our consolidated financial statements for the year ended December 31, 2010, Note 10 to our consolidated financial statements for the fiscal year ended December 31, 2009, and Note 8 to our consolidated financial statements for the fiscal year ended December 31, 2008.

(5)	Refer to the All Other Compensation Table below for details of amounts paid in 2010.
ALL OTHER COMPENSATION TABLE
The following table details each item of compensation of our named executive officers for the fiscal year ended December 31, 2010, required to be included in the “All Other Compensation” column in the Summary Compensation Table above:

Name	Company Contributions to Retirement Savings Plan and Life Insurance Premiums(1)

Ian G. Cockwell	$21,463
Craig J. Laurie	$11,515
William B. Seith	$10,525

(1)	Our named executive officers do not participate in any defined benefit, actuarial pension plan or any other post-retirement supplementary compensation plans. Named executive officers receive an annual contribution to their retirement savings plans equal to a percentage of annual base salary, and we pay a life insurance premium annually on behalf of the named executive officers which for 2010 was as follows: Ian Cockwell — $1,074; Craig Laurie — $615; and William Seith — $420.
2010 GRANTS OF PLAN-BASED AWARDS TABLE
The following table details each grant of an award to a named executive officer in the fiscal year ended December 31, 2010 under our stock option and deferred share unit plans:

		All Other Stock	All Other Option		Grant Date Fair Value
		Awards: Number of	Awards: Number of	Exercise or Base	of Shares of Stock or Units
		Shares of Stock or	Securities Underlying	Price of Option	(DSUs) and
Name	Grant Date	Units (DSUs) (#)	Options (#) (1)	Awards ($/Sh)	Option Awards (2)

Ian G. Cockwell	—	—	—	—	—
Craig J. Laurie	10/04/2010	—	294,000	$8.23	$1,708,140
William B. Seith	02/09/2010	—	60,000	$7.34	$300,000

(1)	Denotes awards granted under the stock option plan. The options vest 20% per year over a five-year period beginning on the date of grant, and are exercisable over a 10-year period from the date of grant. Not included here are options granted February 16, 2011 at an exercise price of $14.70 per share as follows: Ian Cockwell — 126,000; Craig Laurie — 96,000; and William Seith — 43,000.

(2)	The grant date fair value of the stock option awards are determined in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuation, refer to Note 9 to our consolidated financial statements for the fiscal year ended December 31, 2010.
Narrative Disclosure to Summary Compensation and Plan-Based Awards
During fiscal 2010, in accordance with the compensation objectives and policies described in our Compensation Discussion and Analysis, the named executive officers received compensation comprised of base salary, an annual bonus award and an allocation of stock options. Our Chief Executive Officer and Chief Financial Officer elected to receive all and 50% of their annual bonus award for the 2010 fiscal year, respectively, in deferred share units, further aligning their interests with those of our stockholders. Pursuant to the terms of the deferred share unit plan, amounts elected to be received in units were increased by a factor of two times for purposes of calculating the number of units allocated. Material terms of our stock option and deferred share unit plans follow.
2009 Stock Option Plan
Our 2009 stock option plan permits our Company to grant options to purchase shares of our common stock at the market price on the day the options are granted. Stock options generally vest 20% per year over a five-year period beginning with the date of grant, and are exercisable over a 10-year period from that date. A maximum of three million shares (10.1% of our issued and outstanding shares of our Company at February 22, 2011) are authorized for issuance under the plan of which approximately 840,000 remain available for future issuance as of February 22, 2011. Upon exercise of a vested option and upon payment to us of the exercise price, participants will receive one share of our common stock. The Compensation Committee may permit participants to, rather than exercising an in-the-money option (“in-the-money” means the market value of shares under the option exceeds the exercise price of the options prior to related income taxes), receive an amount in cash equal to the difference between the exercise price of the option and the price by which a securities dealer designated by us is able to sell the shares underlying the options in the market.
Deferred Share Unit Plan
Our deferred share unit plan provides that our Chief Executive Officer and Chief Financial Officer may, at their option, receive up to 100% of their annual bonus award in the form of deferred share units (“DSUs” or “units”). The annual bonus award is converted to units based on the closing price of our common stock on the NYSE on the date of the award. The portion of the annual bonus award elected to be received in units by the executive may, at the discretion of the Compensation Committee, be increased by a factor of up to two times for purposes of calculating the number of units to be allocated under the plan. The deferred share unit plan also permits the Compensation Committee to award deferred share units to any of our Company’s executives in order to further align the recipients interests with those of our stockholders. An executive who holds units will receive additional units as dividends are paid on shares of our Company’s common stock, on the same basis as if the dividends were reinvested. In 2010, no additional units were received by the named executive officers under this feature.
The units vest 20% per year over a five-year period. The units are only redeemable upon retirement, resignation, termination or death. The cash value of the units, when redeemed, will be equivalent to the closing price on the NYSE of an equivalent number of shares of our common stock. There will be no shares of common stock issued, authorized, reserved, purchased or sold at any time in connection with units allocated. Under no circumstances will units be considered shares of common stock, or entitle any participant to the exercise of voting rights.
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010
The following table details information about unexercised stock options on an award-by-award basis and the total number of deferred share units that have not vested for each named executive officer as of December 31, 2010:

	Option Awards (1) (4)				Stock Awards (DSUs) (1)
	Number of	Number of			Number of
	Securities	Securities			Shares or	Market Value
	Underlying	Underlying			Units of Stock That	of Shares or
	Unexercised Options	Unexercised Options	Option Exercise	Option Expiration	Have Not	Units of Stock That
Name	(#) Exercisable	(#) Unexercisable	Price ($)	Date	Vested (#) (2)	Have Not Vested ($) (3)

Ian G. Cockwell	—	1,000,000	$2.65	2/02/2019	26,073	$245,086
	26,000	39,000	$15.90	2/01/2018
	54,000	36,000	$36.41	2/01/2017
	48,000	12,000	$52.00	2/01/2016
	75,000	—	$36.25	2/15/2015
	40,000	—	$21.94	2/18/2014

	243,000	1,087,000

Craig J. Laurie	—	294,000	$8.23	10/04/2020	—	—

William B. Seith	—	60,000	$7.34	2/09/2020
	25,000	100,000	$2.65	2/02/2019	15,244	$143,294
	8,000	12,000	$15.90	2/01/2018
	12,000	8,000	$36.41	2/01/2017
	4,000	1,000	$52.00	2/01/2016
	5,000	—	$36.25	2/15/2015
	10,000	—	$21.94	2/18/2014
	14,000	—	$1.74	2/13/2013

	78,000	181,000

(1)	Stock options and deferred share units vest 20% per year over a five-year period beginning on the date of grant, with the exception of Mr. Cockwell’s February 2, 2009 stock option grant that will vest in its entirety on February 2, 2014.

(2)	The units indicated under the Stock Awards column are deferred share units granted under our deferred share unit plan that are unvested as of December 31, 2010.

(3)	Market value calculated by multiplying the closing market price of our common stock at December 31, 2010 of $9.40 by the total number of deferred share units that remain unvested as of that date.

(4)	Pursuant to the merger and contribution agreement dated October 4, 2010 among Brookfield Properties, Brookfield Homes and Brookfield Residential Properties Inc. (“Brookfield Residential”), a wholly-owned subsidiary of Brookfield, upon the effective date of the merger, each option to purchase our common stock and each Brookfield Homes deferred share unit that is outstanding will be replaced with an option to purchase common shares of Brookfield Residential or deferred share units of Brookfield Residential, as applicable. Based on the number of our options and deferred share units outstanding at February 22, 2011, Brookfield Residential will issue 2,144,321 options and up to 712,893 deferred share units pursuant to the foregoing. The number of options and deferred share units held by each of our executive officers at February 22, 2011 is provided in the table below:

	Prior to the Transaction		Upon Completion of the Transaction
Name	Options	DSUs	Options	DSUs

Ian G. Cockwell	1,456,000	474,235	961,278	362,743
Craig J. Laurie	390,000	16,327	298,311	12,489
William B. Seith	302,000	25,407	212,107	19,434

2010 OPTION EXERCISES AND STOCK (DSUs) VESTED
The following table provides information regarding each exercise of stock options and the aggregate number of deferred share units that vested during the fiscal year ended December 31, 2010 for each of the named executive officers on an aggregated basis:

	Option Awards		Stock Awards (DSUs)
	Number of Shares		Number of Units
	Acquired on	Value Realized on	Acquired on	Value at Time
Name	Exercise (#)	Exercise ($)	Vesting (#) (1)	of Vesting ($) (1)

Ian G. Cockwell	—	—	13,462	$126,543
Craig J. Laurie	—	—	—	—
William B. Seith	—	—	5,082	$47,771

(1)	Vested deferred share units are only redeemable upon retirement, resignation, termination or death. Accordingly, the named executive officers receive no value until the occurrence of such event. Value at time of vesting calculated by multiplying the closing market price of our common stock at December 31, 2010 of $9.40 by the total number of deferred share units that vested during the year.
POTENTIAL PAYMENTS UPON TERMINATION OR A CHANGE-IN-CONTROL
Our stock option plan provides that upon a change of control, all unvested stock options shall immediately vest. This accelerated vesting occurs with respect to all stock option awards granted by Brookfield Homes, and not only those granted to the named executive officers. At December 31, 2010, the named executive officers held the following unvested stock options that would become vested upon a change of control:

	Stock Options
	Shares Underlying	Unrealized Value of
Name	Unvested Options (#)	Unvested Options ($)(1)

Ian G. Cockwell	1,087,000	$6,750,000
Craig J. Laurie	—	—
William B. Seith	181,000	$798,600

(1)	The unrealized value of unvested options was calculated by multiplying the number of shares underlying unvested options by the closing price of a share of our common stock at December 31, 2010 of $9.40, and then deducting the aggregate exercise price of these options.
There are no employment contracts, termination of employment or specific change of control arrangements with any of our named executive officers. None of our executive officers have stock options that will automatically vest upon completion of transactions contemplated by the merger and contribution agreement as there is no change of control triggered as a result of such transactions.

2010 DIRECTOR COMPENSATION
During fiscal 2010, our independent directors received an annual retainer of $50,000, paid 50% in cash and 50% in deferred share units of our Company. The requirement to accept 50% of the annual retainer in deferred share units is designed to more closely align the interests of directors with the interests of stockholders. Directors had the option to elect to receive up to 100% of their annual retainer in deferred share units. The Chairman of our Company earned an additional $75,000 representing the annual Chairman’s fee. Further, the Chairman of the Audit Committee earned an annual cash payment of $10,000 and the chairmen of the other board committees earned an annual cash payment of $5,000, reflecting their additional responsibilities. Directors were reimbursed for travel and other out-of-pocket expenses they incurred in attending board and committee meetings. Non-independent directors who were not employed by our Company were entitled to receive 50% of the directors’ annual retainer of $50,000, payable in cash.
The following table provides the compensation of our current and former directors for the fiscal year ended December 31, 2010:

					Change in
					Pension Value
					and
				Non-Equity	Nonqualified
	Fees Earned or Paid			Incentive Plan	Deferred	All Other
	in	Stock Awards	Option	Compensation	Compensation	Compensation
Name	Cash ($) (1)	(DSUs)($)	Awards ($)	($)	Earnings	($)	Total ($)

Robert A. Ferchat	$60,000	—	—	—	—	—	$60,000
Bruce T. Lehman	$55,000	—	—	—	—	—	$55,000
Alan Norris(2)	$25,000	—	—	—	—	—	$25,000
Timothy Price(2)	$25,000	—	—	—	—	—	$25,000
David M. Sherman	$55,000	—	—	—	—	—	$55,000
Robert L. Stelzl	$125,000	—	—	—	—	—	$125,000
Michael D. Young	$50,000	—	—	—	—	—	$50,000

(1)	Independent directors received an annual retainer of $50,000 relating to fiscal 2010, paid 50% in cash and 50% in deferred share units, subject to their election to receive up to 100% of their annual retainer in deferred share units. Refer to the Director Deferred Share Unit Grants Table below for details. A fee of $75,000 was earned by Robert Stelzl for his services as Chairman. A fee of $10,000 was earned by Robert Ferchat for his services as Audit Committee Chairman, and $5,000 each was earned by Bruce Lehman and David Sherman in consideration of their services as Management Resources and Compensation Committee and Governance and Nominating Committee chairmen, respectively.

(2)	Brookfield received director cash compensation for non-independent directors not employed by our Company, equal to 50% of the directors’ annual retainer of $50,000.
The following table details grants of deferred share units to each independent director during fiscal 2010 and total unvested deferred share units held by each independent director at December 31, 2010:
2010 DIRECTOR DEFERRED SHARE UNIT GRANTS

		Deferred Share	Grant Date	Unvested Deferred Share Units
Name	Grant Date	Units (#) (1)	Fair Value (2)	at Fiscal Year End (#) (3)

Robert A. Ferchat	02/09/2010	6,812	$50,000	—
Bruce T. Lehman	02/09/2010	3,406	$25,000	—
David M. Sherman	02/09/2010	6,812	$50,000	—
Robert L. Stelzl	02/09/2010	3,406	$25,000	—
Michael D. Young	02/09/2010	3,406	$25,000	—

(1)	Deferred share units granted to independent directors consisted of 50% of the 2010 annual retainer of $50,000 required to be received in deferred share units by each director plus an additional amount up to 100% of the annual retainer elected to be received in deferred share units by each director.

(2)	The aggregate grant date fair value was computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the grant date valuation, refer to Note 9 to our consolidated financial statements for the fiscal year ended December 31, 2010.

(3)	Deferred share units granted to directors vest 20% per year over a five-year period, except in the event of retirement, termination or death, in which case all deferred share units held by the director participant become fully vested. Pursuant to the merger and contribution agreement dated October 4, 2010 among Brookfield Properties, Brookfield Homes and Brookfield Residential, and in accordance with the terms of the Brookfield Homes Deferred Share Unit Plan, Brookfield Homes director deferred share unit holders may elect, as a result of their separation from service, to receive either cash or to replace their Brookfield Homes deferred share units with Brookfield Residential deferred share units upon the effective date of the merger.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a) Equity Compensation Plans
The information required by this item with respect to equity compensation plans is set forth under Item 5 of this annual report on Form 10-K and is incorporated herein by reference.
(b) Security Ownership of Principal Stockholders and Management
The following table shows the beneficial ownership of shares of our outstanding common stock as of February 22, 2011 by:
•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors and director nominees;

•	each of our executive officers named in the Summary Compensation Table on page 71 under “Executive Compensation” (the “named executive officers”); and

•	all of our directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities (refer to Note 1 to the table for additional information about how beneficial ownership is calculated). Unless stated otherwise, the shares are owned directly and the named beneficial owners possess sole voting and investment power with respect to the shares set forth in the table.

	Amount and Nature of
	Common Stock Beneficially Owned
	Number of Shares		Percentage
Name of Beneficial Owner	Beneficially Owned (1) (2)		of Class (3)
Brookfield Asset Management Inc. (4) Suite 300, Brookfield Place 181 Bay Street, Toronto, Ontario M5J 2T3	53,808,460	(5)	82.64
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	1,559,013	(6)	5.25
Ian G. Cockwell (7)	55,400,946		84.71
Craig J. Laurie	3,090		*
Bruce T. Lehman	—		*
Alan Norris	3,000		*
Timothy R. Price	19,763		*
William B. Seith	124,000		*
David M. Sherman	8,500		*
Robert L. Stelzl	3,600		*
Michael D. Young	8,500		*

All directors and officers as a group (11 persons)	55,571,399		84.81

*	Less than 1%.

(1)	Under the rules of the Securities and Exchange Commission governing the determination of beneficial ownership of securities, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which the person has no economic interest.

(2)	Beneficial ownership includes 35,437,482 shares that Brookfield Asset Management Inc. (“Brookfield”) could acquire upon conversion of its shares of our 8% convertible preferred stock. Beneficial ownership also includes shares held indirectly through Partners Limited (“Partners”), which is described in Note 4 below. Beneficial ownership also includes shares that the executive officers and directors could acquire by exercising stock options on, or within 60 days after, February 22, 2011 as follows: Mr. Cockwell — 286,000; and Mr. Seith — 124,000. Refer to the section of this Form 10-K entitled “Executive Compensation” for details of issued stock options. No shares are pledged as security by any of the named executive officers or directors.

(3)	The percentages are calculated based on the 29,677,984 shares of our common stock that are outstanding as of February 22, 2011. For each person, separately, his, her or its percentage was calculated by including his, her or its options and shares to be acquired upon conversion of our 8% convertible preferred stock, as set forth in Note 2 in both the numerator and the denominator, and for the group, the percentage was calculated by including the aggregate number of options and shares to be acquired upon conversion of our 8% convertible preferred stock, set forth in Note 2 in both the numerator and the denominator.

(4)	Brookfield is an asset management company listed on the New York and Toronto stock exchanges and the NYSE Euronext. We are advised by Brookfield that its major shareholder is Partners. Partners and its shareholders, collectively own, directly or indirectly, exercise control or direction over, or have contractual arrangements, such as options to acquire or otherwise hold beneficial interests in approximately 100 million Class A Limited Voting Shares, representing approximately 17% of the outstanding Class A Limited Voting Shares of Brookfield on a fully diluted basis, and 85,120 Class B Limited Voting Shares, representing 100% of the Class B Limited Voting Shares of Brookfield. Messrs. Cockwell, Norris and Price, who are directors and/or officers of our Company, are also shareholders of Partners and may be deemed to share beneficial ownership of our common stock with Brookfield. There are approximately 40 shareholders of Partners, none of whom hold more than a 20% effective equity interest. To the extent any of such shareholders is deemed to be a beneficial owner of shares of our common stock held by Brookfield, such person disclaims beneficial ownership of those shares of our common stock.

(5)	Based solely upon information contained in the Schedule 13D/A of Brookfield filed with the Securities and Exchange Commission on July 9, 2010 with respect to common stock owned as of June 30, 2010.

(6)	Based solely upon information contained in the Schedule 13G of Dimensional Fund Advisors LP filed with the Securities and Exchange Commission on February 11, 2011 with respect to common stock owned as of December 31, 2010.

(7)	Includes 53,808,460 shares beneficially owned by Brookfield. Mr. Cockwell disclaims beneficial ownership of the shares of common stock held beneficially by Brookfield.
Item 13. Certain Relationships and Related Transactions and Director Independence
Related Party Transactions
We were incorporated on August 28, 2002 in Delaware and thereafter we acquired all the California and Washington D.C. Area homebuilding and land development operations of Brookfield Properties Corporation (“Brookfield Properties”). We and Brookfield Properties are “affiliates,” as Brookfield Asset Management Inc. (“Brookfield”) directly and indirectly owns approximately 62% (83% assuming full conversion by it of our 8% Convertible Preferred Stock, Series A owned by it) and 51% of each corporation, respectively.
On October 4, 2010, Brookfield Properties, Brookfield Homes and Brookfield Residential Properties Inc. (“Brookfield Residential”), a wholly-owned subsidiary of Brookfield, entered into a definitive agreement (the “merger and contribution agreement”) to combine Brookfield Homes and the North American residential land and housing division of Brookfield Properties into Brookfield Residential (the “transaction”). Pursuant to the merger and contribution agreement, Brookfield Residential will issue up to 101,500,000 common shares and 76,945 8%

convertible preferred shares in exchange for the outstanding shares of Brookfield Homes common stock and 8% Convertible Preferred Stock, Series A, and as partial consideration for the contribution by Brookfield Properties of its residential land and housing division to Brookfield Residential immediately prior to the merger. Brookfield Residential will also issue a CDN $265 million senior unsecured promissory note and a CDN $215 million junior unsecured promissory note to Brookfield Properties as consideration for the contribution of its residential land and housing division. Completion of the transaction is subject to regulatory approval in the United States and Canada,the approval of the holders of a majority of the outstanding Brookfield Homes common stock and other customary closing conditions. Brookfield beneficially owns, through Brookfield Residential, sufficient shares to approve the transaction and has agreed to vote in favor of the transaction at the Brookfield Homes stockholders meeting scheduled for March 25, 2011.
Brookfield and the directors and executive officers of Brookfield Homes will be entitled to receive certain benefits upon the completion of the transaction. These benefits include:
•	the potential for Brookfield, as the majority shareholder of Brookfield Properties, to obtain benefits of the transactions that will accrue to Brookfield Properties and that will not be shared with the stockholders of Brookfield Homes, such as potential benefits realized by Brookfield Properties upon successfully disposing of its residential interests, furthering its strategic repositioning as a pure-play global office property company;

•	Brookfield has agreed to exercise the rights it receives in the rights offering by Brookfield Properties and to acquire any shares of Brookfield Residential that are not otherwise subscribed for in the rights offering at the same price per share as in the rights offering. Therefore, depending on how many shares are not subscribed for by other Brookfield Properties shareholders, Brookfield and its affiliates will own between approximately 66% and 91% of the outstanding shares of Brookfield Residential common stock following consummation of the transaction;

•	the potential for Brookfield to acquire from Brookfield Properties the unsecured junior subordinated note of Brookfield Residential for the full amount of the principal and accrued and unpaid interest outstanding under the note at the time, for which Brookfield will receive payment from Brookfield Properties of 200 bps per annum on the outstanding principal amount of the note, or CDN$4.3 million assuming an outstanding principal balance of CDN$215 million;

•	Brookfield Homes and Brookfield Properties are “affiliates” as Brookfield beneficially owns approximately 83% and 51% of each corporation, respectively.

•	three of Brookfield Homes’ directors serve as executive officers and/or directors of its affiliates, outlined as follows: (i) Alan Norris is an executive officer of Brookfield Properties, which is an affiliate of Brookfield Homes; (ii) Timothy R. Price is an executive of Brookfield; and (iii) Robert L. Stelzl is an independent director of Brookfield Properties;

•	Alan Norris and Timothy Price, who are directors of Brookfield Homes, may be deemed to share beneficial ownership of Brookfield Homes common stock with Brookfield (see “Security Ownership of Principal Stockholders and Management”);

•	Ian Cockwell, who is President, Chief Executive Officer and a director of Brookfield Homes, may be deemed to share beneficial ownership of 53,808,460 shares of Brookfield Homes common stock with Brookfield and may be deemed to share indirect beneficial ownership of 51,500,000 shares of Brookfield Residential common stock held by Brookfield Properties with Brookfield. Although this beneficial ownership would not entitle Mr. Cockwell to receive any indirect benefits from the proposed transaction that would not be applicable to every shareholder of Brookfield and Brookfield Properties, due to his percentage beneficial ownership of these entities, the magnitude of the benefits realized by Mr. Cockwell could be greater;

•	certain Brookfield Homes’ executive officers being employed as officers of Brookfield Residential. Ian Cockwell, who is President and Chief Executive Officer of Brookfield Homes and Craig Laurie, who is Executive Vice President and Chief Financial Officer of Brookfield Homes are currently expected to serve as Executive Vice Chairman and Executive Vice President and Chief Financial Officer, respectively, of Brookfield Residential upon completion of the transaction. Currently, Messrs. Cockwell and Laurie are the only executive officers of Brookfield Homes that will be employed as officers of Brookfield Residential;

•	certain Brookfield Homes’ directors being designated to become members of the Brookfield Residential board of directors. It is expected that the Brookfield Residential board of directors will be composed primarily of individuals who are currently members of the Brookfield Homes board of directors, including Robert Stelzl, Ian

Cockwell, Bruce Lehman, Alan Norris, Timothy Price, David Sherman and Michael Young. As directors of Brookfield Residential, Messrs. Stelzl, Cockwell, Lehman, Norris, Price, Sherman and Young will receive directors fees pursuant a standard director compensation policy to be established by Brookfield Residential, but such policy and the amounts of such fees have not yet been determined;

•	Alan Norris, who is a director of Brookfield Homes and is expected to be President, Chief Executive Officer and a director of Brookfield Residential upon the completion of the transactions, entered into an amended incentive plan agreement in July 2007 with Brookfield Properties, and that agreement will be assumed or replaced by Brookfield Residential upon completion of the transactions;

•	the continuation for an indefinite period of indemnification arrangements for current directors and officers of Brookfield Homes following completion of the transaction;

•	an agreement to provide directors’ and officers’ liability and fiduciary insurance for current directors and officers of Brookfield Homes in a coverage amount not less than that in existence on the date of the merger and contribution agreement for a period of six years following completion of the transaction;

•	pursuant to the merger and contribution agreement, each option to purchase Brookfield Homes common stock and each Brookfield Homes deferred share unit that is outstanding will be replaced with an option to purchase common shares of Brookfield Residential or deferred share units of Brookfield Residential, as applicable. In total, Brookfield Residential will issue 2,144,321 options and up to 712,893 deferred share units pursuant to the foregoing. The number of options and deferred share units held by each of Brookfield Homes officers and directors as of February 22, 2011 is provided in the table below:

	Prior to the Transaction		Upon Completion of the Transaction
		Deferred		Deferred
Director / Officer	Options	Share Units	Options	Share Units
Ian G. Cockwell	1,456,000	474,235	961,278	362,743
Craig J. Laurie	390,000	16,327	298,311	12,489
William B. Seith	302,000	25,407	212,107	19,434
Robert L. Stelzl	—	67,497	—	51,628
Bruce T. Lehman	—	58,165	—	44,490
Alan Norris	—	—	—	—
Timothy R. Price	—	—	—	—
David M. Sherman	—	75,790	—	57,972
Michael D. Young	—	64,108	—	49,036
•	in accordance with the terms of the Brookfield Homes Deferred Share Unit Plan, Brookfield Homes director deferred share unit holders may elect, as a result of their separation from service, to receive either cash or to replace their Brookfield Homes deferred share units with Brookfield Residential deferred share units pursuant to the above. The total potential cash payment is approximately $2.6 million, of which no individual director could receive more than $580,000; and

•	no Brookfield Homes executive officers have stock options that will automatically vest upon completion of the transactions contemplated by the merger and contribution agreement as there is no change of control triggered as a result of such transactions.
Because of Brookfield’s majority ownership of Brookfield Homes and its majority beneficial ownership interest in Brookfield Properties, the board of directors of Brookfield Homes formed a special committee of independent directors to consider the proposed transaction. The committee was comprised of the following four independent directors, Robert Ferchat, Bruce Lehman, David Sherman and Michael Young (the “special committee”). The special committee was chosen by the board of directors of Brookfield Homes so that it included each independent director, other than Robert Stelzl, who is also an independent director of Brookfield Properties. The mandate of the special committee was to consider a potential transaction with Brookfield Properties. The mandate specifically delegated to the special committee the power and authority to (i) evaluate and recommend to the board of directors the appropriateness and advisability of a potential transaction, (ii) evaluate and recommend to the board of directors the terms and conditions of any potential transaction, and (iii) recommend to the board of directors any other action, if any, that should be taken by Brookfield Homes with respect to any potential transaction. The mandate further authorized the special committee to appoint a chairman, retain legal and financial advisors on such terms as the special committee deemed necessary or advisable and obtain such information or services from Brookfield Homes’ employees, advisors or agents as it determined necessary. After careful consideration, and upon the recommendation of the special committee, the board of directors of Brookfield Homes (with Ian Cockwell, Alan Norris, Timothy Price and Robert Stelzl abstaining) approved the merger and contribution agreement and the transaction and determined that the merger and contribution agreement and the transaction are advisable and in the best interests of Brookfield Homes and its stockholders.
A subsidiary of Brookfield has provided us with an unsecured revolving credit facility that was amended most recently in April 2009. The facility is in an aggregate principal amount not to exceed $100 million and is repayable on or before December 31, 2011. The facility is in the form of a promissory note that bears interest on the unpaid principal amount outstanding at USD LIBOR plus 3.5%. The facility contains covenants requiring us to maintain minimum stockholders’ equity of $300 million and a consolidated net debt to book capitalization ratio of no greater than 70%. The largest aggregate principal amount outstanding under the facility during 2010 was $100 million, of which $100 million was outstanding as of February 22, 2011. The amount of principal and interest paid under the facility for 2010 was nil and $3.8 million, respectively.
A subsidiary of Brookfield has provided our subsidiary Brookfield Homes Holdings Inc. with an unsecured revolving acquisition and operating credit facility that was amended most recently in July 2009. The facility is in an aggregate principal amount of $100 million, currently bears interest on the unpaid principal amount outstanding at 14% per annum and matures December 31, 2012. The facility contains covenants requiring Brookfield Homes Holdings Inc. to maintain a minimum stockholders’ equity of $300 million and a consolidated net debt to capitalization ratio of no greater than 70%. The largest aggregate principal amount outstanding under the facility during 2010 was $81 million, and $85 million was outstanding as of February 22, 2011. The amount of principal drawn and interest paid under the facility for 2010 was $10 million and $6.4 million, respectively.
We and our wholly-owned subsidiary, Brookfield Homes Holdings Inc., entered into a license agreement with Brookfield Properties (US) Inc., a subsidiary of Brookfield Properties, under which we, Brookfield Homes Holdings Inc. and our subsidiaries pay to Brookfield Properties (US) Inc. an annual fee in the total amount of $50,000 for the right to use the names “Brookfield” and “Brookfield Homes.” We expect that the license agreement will permit us to use the “Brookfield” name in connection with our homebuilding business for an indefinite period of time, subject to customary termination provisions including upon a change of control of our Company. The transactions contemplated by the merger and contribution agreement do not constitute a change of control of our Company.
We sublease our administrative offices in Toronto, Ontario from Brookfield, which leases the space from Brookfield Properties. We are required to pay approximately $100,000 per year in rent under our Toronto sublease, which expires in December, 2011.
Three of our directors serve as executive officers and/or directors of our affiliates, outlined as follows:
•	Alan Norris is an executive officer of Brookfield Properties, which is an affiliate of Brookfield; a publicly traded company which owns approximately 62% of our outstanding shares (83% assuming full conversion by it of our 8% convertible preferred stock owned by it);

•	Timothy R. Price is an executive of Brookfield; and

•	Robert L. Stelzl is an independent director of Brookfield Properties.
Stephen Doyle, Robert Hubbell and John Ryan, Presidents of Brookfield San Diego Holdings LLC, Brookfield Washington LLC and Brookfield Bay Area Holdings LLC, respectively, each own a 10% interest in the LLC of which they are President. Adrian Foley, President of Brookfield Southland Holdings LLC and Richard Whitney, President of Brookfield California Land Holdings LLC each own a 5% interest in the LLC of which they are President. Jeffrey J. Prostor, President of BH/JP Hawaii Holdings LLC, owns a 50% interest in this entity.
Review of Related Party Transactions
Pursuant to a written policy adopted by the board of directors, the independent directors of the board are responsible for the approval of any material transactions to be entered into between our Company and any of our directors, executive officers, director nominees or our stockholders who are known by us to be the beneficial owner of more than five percent of our common shares, and their respective immediate family members. To help identify related party transactions, we require our directors and executive officers to complete a director and officer questionnaire identifying any transaction with us in which the director or officer or their immediate family member has an interest. There were no related party transactions required to be reported by us since the beginning of our fiscal year that did not require review or approval pursuant to our policy or where our policies were not followed.
Director Independence
The board has adopted a set of “Independence Standards” consistent with the NYSE Rules, to assist it in determining whether a member of the board is independent under the NYSE Rules. The Independence Standards are contained in our Statement of Corporate Governance Practices. In order to be determined to be independent in accordance with these Independence Standards, a director must have no material relationship with our Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with our Company), other than as a director of our Company. The Independence Standards specify the criteria by which the independence of our directors will be determined, including guidelines for directors and their immediate families with respect to past employment or affiliation with our Company, our management or our independent auditor. To assist the board in determining director independence, a director is not independent if:
•	the director is or has been within the last three years, an employee of our Company, or an immediate family member is, or has been within the last three years, an executive officer of our Company;

•	the director has received, or has an immediate family member who has received, during any 12-month period within the last three years, more than $120,000 in direct compensation from our Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

•	the director is a current partner of a firm that is our Company’s internal or external auditor; (b) the director is a current employee of such a firm; (c) the director has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or (d) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on our Company’s audit within that time;

•	the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of our Company’s present executive officers at the same time serves or served on that company’s compensation committee; or

•	the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, our Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues.
Based on the Independence Standards, the board has determined that Bruce T. Lehman, David M. Sherman, Robert L. Stelzl and Michael D. Young are independent, for purposes of serving as independent members of the board of directors, the Management Resources and Compensation Committee and the Governance and Nominating Committee. None of our independent directors have any relationship with our Company or its affiliates except for serving as a director of our Company, other than Robert L. Stelzl, who is an independent director of Brookfield Properties Corporation, an affiliate of our Company.
Item 14. Principal Accounting Fees and Services
Fees Paid to Deloitte & Touche LLP
The following table shows the fees that we paid or accrued for the audit and other services provided by Deloitte & Touche LLP during fiscal 2010 and 2009:

	2010	2009
Audit Fees	$526,000	$522,000
Audit-Related Fees	157,000	40,000
Tax Fees	—	—
All Other Fees	—	25,000

Total	$683,000	$587,000

Audit Fees include the fees for the audit of our consolidated financial statements (including quarterly reviews), the audit of our internal controls in connection with Section 404 of the Sarbanes-Oxley Act of 2002 and the audits of our 401K plan and certain subsidiaries.
Audit-Related Fees include the fees for professional services for the proxy / prospectus documents in connection with the merger transaction, our rights offering prospectus documents and the registration of the 2009 stock option plan.
Tax Fees no tax fees were paid.
All Other Fees include the fees for professional services rendered for the SEC comment letters.

Pre-Approval Policies
Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve audit and permissible non-audit services provided by the independent auditor.
In connection with the engagement of the independent auditor, the Audit Committee pre-approves specifically described services that are within the four categories of services listed below, including the pre-approval of fee limits for the specifically described services within each category. The Audit Committee’s pre-approval process of specific services and fees includes a review of specific services to be performed, a review of fees incurred for such services in the past, a review of expected fees to be incurred in the fiscal year and a comparison of fees incurred by other homebuilders for similar services. The term of any pre-approval is 12 months from the date of the pre-approval, unless the Audit Committee specifically provides for a different period. Fees for any of the above services that will exceed the pre-approval fee limits must be separately approved by the Audit Committee. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires separate pre-approval before engaging the independent auditor.
1.	Audit Services include audit work performed in the preparation of financial statements (including quarterly reviews), as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services.

2.	Audit Related Services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, special procedures required to meet certain regulatory requirements and consultation regarding financial accounting and reporting standards.

3.	Tax Services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and include fees in the areas of tax compliance, tax planning, and tax advice.

4.	All Other Services are those associated with permitted services not included in the other categories.
The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee may not otherwise delegate its responsibilities to pre-approve services performed by the independent auditor to management. No services were approved by the Audit Committee pursuant to the deminimus exception to the pre-approval requirements.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March, 2011.

Brookfield Homes Corporation
By:	/s/ IAN G. COCKWELL
Ian G. Cockwell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. STELZL

Robert L. Stelzl	Chairman of the Board	March 1, 2011

/s/ IAN G. COCKWELL

Ian G. Cockwell	President and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011

/s/ CRAIG J. LAURIE

Craig J. Laurie	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2011

/s/ BRUCE T. LEHMAN

Bruce T. Lehman	Director	March 1, 2011

/s/ ALAN NORRIS

Alan Norris	Director	March 1, 2011

/s/ TIMOTHY R. PRICE	Director	March 1, 2011

Timothy R. Price

/s/ DAVID M. SHERMAN

David M. Sherman	Director	March 1, 2011

/s/ MICHAEL D. YOUNG

Michael D. Young	Director	March 1, 2011

EXHIBIT INDEX

Exhibit	Description
2.1	Merger and Contribution Agreement. Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 8, 2010.

3.1	Amended and Restated Certificate of Incorporation — Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

3.2	By-laws — Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant — Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 25, 2009.

3.4	Amended and Restated Certificate of Designations for 8% Convertible Preferred Stock, Series A — Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 24, 2009.

4.1	Description of Common Stock (see Article FOURTH of Exhibit A to Exhibit 3.1) — Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

4.2	Revolving Credit Facility dated June 12, 2006 — Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.

4.3	Amendment to Revolving Credit Facility dated March 5, 2007 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2007.

4.4	Amendment to Revolving Credit Facility dated October 11, 2007 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 17, 2007.

4.5	Amendment to Revolving Credit Facility dated February 7, 2008 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2008.

4.6	Amendment to Revolving Credit Facility dated July 23, 2008 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2008.

4.7	Amendment to Revolving Credit Facility dated October 8, 2008 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 10, 2008.

4.8	Amendment to Revolving Credit Facility dated December 17, 2008 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 19, 2008.

4.9	Amendment to Revolving Credit Facility dated January 27, 2009 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2009.

4.10	Amendment to Revolving Credit Facility dated April 30, 2009 — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2009.

4.11	Loan Agreement dated February 26, 2009 between Brookfield Homes Holdings Inc. and Brookfield (US) Corporation — Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009.

4.12	Loan Agreement Amendment dated May 21, 2009 between Brookfield Homes Holdings Inc. and Brookfield (US) Corporation — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 26, 2009.

4.13	Loan Agreement Amendment dated July 31, 2009 between Brookfield Homes Holdings Inc. and Brookfield (US) Corporation — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 5, 2009.

4.14*	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments.

10.1	License Agreement — Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.
10.2†	Form of Stock Option Plan — Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

10.3†	Management Services Agreement — Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 6, 2009.

10.4†	2009 Stock Option Plan Award Letter — Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 6, 2009.

10.5†	Departure Agreement — Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 13, 2009.

10.6†	2009 Stock Option Plan — Incorporated by reference to Appendix B of the Registrant’s Schedule 14A

Exhibit	Description
filed with the Commission on February 19, 2009.

10.7†	Deferred Share Unit Plan — Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 19, 2010.

21.1	List of Subsidiaries — Incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form 10 (Commission File No. 001-31524) filed with the Commission.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Rule 13a-14(a) certification by Ian G. Cockwell, President and Chief Executive Officer.

31.2*	Rule 13a-14(a) certification by Craig Laurie, Executive Vice President and Chief Financial Officer.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

†	Executive Officers management contract or compensatory plan or arrangement
Copies of certain of the exhibits filed with or incorporated by reference into this annual report on Form 10-K do not accompany copies of this annual report on Form 10-K made available to our stockholders. We will furnish a copy of any of such exhibits to any stockholder requesting the same.